Form 10QSB
period 2001-09-30
SEVEN VENTURES INC
filed 2001-11-14
CIK 779956

U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ------------------


                         Commission File No. 33-1026-D

                              Seven Ventures, Inc.
                 (Name of Small Business Issuer in its Charter)


               Nevada                                  87-0425514
   (State or Other Jurisdiction of             (I.R.S. Employer I.D. No.)
    incorporation or organization)


                          5525 South 900 East, Ste. 110
                            Salt Lake City, UT 84117
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (801) 262-8844

                              None; Not Applicable
         (Former name or Former Address, if changed since last Report)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes X  No              (2)  Yes  X   No
        ----    ----                 ----      ----

     (APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

None; not Applicable.

     (APPLICABLE  ONLY  TO  CORPORATE  ISSUERS)

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                               October 10, 2001
                              Common Voting Stock
                                  59,627,491


                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of any "Documents  Incorporated by Reference" is contained in
Item 6 of this Report.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                                        SEVEN VENTURES, INC.
                                          BALANCE SHEETS
                             September 30, 2001 and December 31, 2000

                                                                  09/30/2001          12/31/2000
                                                                ---------------     ---------------
                                                                 [Unaudited]
                                              ASSETS

Assets ............................................................   $       0    $       0

                                                                      ---------    ---------
          Total Assets ............................................   $       0    $       0
                                                                      =========    =========

                              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
      Accounts Payable ............................................   $   1,507    $   1,507
      Loans from stockholders .....................................       9,756        5,262
                                                                      ---------    ---------
          Total Current Liabilities ...............................      11,263        6,769

          Total Liabilities .......................................      11,263        6,769
                                                                      ---------    ---------

Stockholders' Deficit:
      Preferred Stock - 5,000,000 shares authorized having
          a par value of $0.001 per share; not shares
          issued and outstanding
      Common Stock, $.0001 par value;
          authorized 250,000,000 shares; issued and
          outstanding, 59,627,491 shares ..........................      59,627       44,627
      Additional Paid-in Capital ..................................     540,596      555,596
      Accumulated deficit prior to development stage ..............    (601,723)    (601,723)
      Deficit accumulated during the development stage ............      (9,763)      (5,269)


          Total Stockholders' Deficit .............................     (11,263)      (6,769)

                                                                      ---------    ---------
          Total Liabilities and Stockholders' Deficit .............   $       0    $       0
                                                                      =========    =========

NOTE TO FINANCIAL STATEMENTS:

     Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The December 31, 2000 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.

                                         SEVEN VENTURES, INC.
                                       STATEMENTS OF OPERATIONS
                For the Three and Nine Month Periods Ended September 30, 2001 and 2000
          and for the period from Reactivation [November 1, 1999] through September 30, 2001



                                              Three Months    Three Months    Nine Months   Nine Months    Reactivation
                                                 Ended            Ended          Ended         Ended         Through
                                               09/30/2001      09/30/2000     09/30/2001    09/30/2000      09/30/2001
                                              -------------   --------------  ------------  ------------  ---------------
                                              [Unaudited]      [Unaudited]     [Unaudited]   [Unaudited]   [Unaudited]
REVENUE
     Income                                 $            0  $             0 $           0 $           0 $              0
                                              -------------   --------------  ------------  ------------  ---------------
NET REVENUE                                              0                0             0             0                0

Operating Expenses
     Office Expenses                                   210              235         2,001         3,245            4,636
     Professional Expenses                             245              588         4,494           806            5,127
                                              -------------   --------------  ------------  ------------  ---------------
Total Operating Expenses                               455              823         6,495         4,051            9,763

Net Income Before Taxes                     $         (455) $          (823)$      (6,495)$      (4,051)$         (9,763)
                                              =============   ==============  ============  ============  ===============

Income/Franchise taxes                                   0                              0             0                0

Net loss                                              (455)            (823)       (6,495)       (4,051)          (9,763)

Loss Per Share                              $        (0.01) $         (0.01)$       (0.01)$       (0.01)$          (0.01)
                                              =============   ==============  ============  ============  ===============

Weighted Average Shares Outstanding             59,627,491       44,627,491    59,627,491    44,627,491       59,627,491
                                              =============   ==============  ============  ============  ===============




                                     SEVEN VENTURES, INC.
                                   STATEMENTS OF CASH FLOWS
            For the Three and Nine Month Periods Ended September 30, 2001 and 2000
      and for the period from Reactivation [November 1, 1999] through September 30, 2001

                                          Three Months  Three Months Nine Months    Nine Months  Reactivation
                                            Ended         Ended         Ended         Ended      Through
                                          09/30/2001    09/30/2000   09/30/2001    09/30/2000   09/30/2001
                                          -----------   -----------  ------------  ------------ ----------
                                           [Unaudited]  [Unaudited]   [Unaudited]  [Unaudited]  [Unaudited]

Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                              $       (455) $       (823)$      (6,495)$      (4,051)    (9,763)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Increase/(Decrease) in loans from shareholder455           823         6,495         4,051      9,763
                                          -----------   -----------  ------------  ------------ ----------
      Net Cash Used For Operating Activities       0             0             0             0          0
                                          ===========   ===========  ============  ============ ==========

Cash Flows Provided by Financing Activities        0             0             0             0          0
------------------------------------------

      Net Increase In Cash                         0             0             0             0          0

      Beginning Cash Balance                       0             0             0             0          0

      Ending Cash Balance              $           0 $           0 $           0 $           0 $        0
                                          -----------   -----------  ------------  ------------ ----------


Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending September 30, 2001, or for the past twelve calendar years. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potentail business venture. If additional moneys are needed, they may be advanced by management or principal stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan will not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company has not begun seeking any acquisition.

Results of Operations.

     During the quarterly period ended September 30, 2001, the Company had no business operations. During this period, the Company received total revenues of $0 and had a loss of $455.

Liquidity.

     At September 30, 2001, the Company had total current assets of $0 and total liabilities of $11,263.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.
------------------------

None; not applicable.

Item 2.Changes in Securities.
-----------------------------

None; not applicable.

Item 3.Defaults Upon Senior Securities.
---------------------------------------

None; not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------

     No matter was submitted to a vote of security holders of the Company during the period covered by this Report. For additional information see the Company's Form 10SB Registration Statement as filed with the Securities and Exchange Commission.

Item 5.Other Information.
-------------------------

None; not applicable.

Item 6.Exhibits and Reports on Form 8-K.
----------------------------------------

(a)Exhibits.*

None; not applicable.

(b)Reports on Form 8-K.

None; not applicable.

(c) Documents Incorporated by Reference

     Form 10SB Registration Statement as filed with the Securities and Exchange Commission.

     *A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

     **These documents have been previously filed with the Securities and Exchange Commission and are incorporated herein by this reference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Seven Ventures, Inc.



Date: 11-05-01                  /S/ SHANE KIRK
                                Shane Kirk
                                Secretary and Director