Form 10KSB
period 2001-12-31
SEVEN VENTURES INC
filed 2002-04-01
CIK 779956

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 2001
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                               Commission File No.
                                  -----------
                                   0-26177


                                 Seven Ventures, Inc.
                      -------------------------------------
                 (Name of Small Business Issuer in its Charter)

          NEVADA                                             87-0425514
         --------                                           ------------

(State or Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)


                         5525 SOUTH 900 EAST, SUITE 110
                           SALT LAKE CITY, UTAH 84117
                           ---------------------------
                    (Address of Principal Executive Offices)
                    Issuer's Telephone Number: (801) 262-8844


                              None; Not Applicable
                                  -------------
          (Former Name or Former Address, if changed since last Report)



Securities Registered under Section 12(b) of the Exchange Act:   None
Name of Each Exchange on Which Registered:                       None
Securities Registered under Section 12(g) of the Exchange Act:

$0.001 Par Value Common Voting Stock
------------------------------------
Title of Class

     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---


     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

            State Issuer's revenues for its most recent fiscal year:
                              December 31, 2001 - $0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     December 31, 2001 - $26,401. There are approximately 26,401,491 shares of common voting stock of the Company held by non-affiliates. Because there has been no "public market" for the Company's common stock during the past five years, the Company has arbitrarily valued these shares at par value of $0.001 per share.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)

None, Not applicable;


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                 March 13, 2002
                                    59,627,491

                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                     PART I

Item 1.  Description of Business.
         ------------------------


Business Development.
---------------------

     Organization and Charter Amendments.
     -----------------------------------

     Seven Ventures, Inc. (the "Company") was organized under the laws of the State of Nevada on August 7, 1985, under the name "Victory Development Corporation."

     The Company was formed to acquire and operate or lease natural resource properties, and engage in mining, milling, production, buying and developing natural resource properties and any business dealing with natural resources in general.

     The Company's initial authorized capital consisted of 50,000,000 shares of $0.001 par value common voting stock and 5,000,000 shares of $0.001 par value preferred stock.

     On September 19, 1988, the Company's Articles of Incorporation were amended to change its name to "Entertainment Resource Group" and to increase the authorized $0.001 par value common stock to 250,000,000 shares, with no changes to the preferred stock.

     In September of 1988 the Company combined with Entertainment Resource Group, Inc, in a reverse purchase transaction. In November of 1988 the Company changed its name to Seven Ventures, Inc.

     On November 4, 1988, the Company's Articles of Incorporation were amended to change its name to "Seven Ventures, Inc." and to restate Article VII as it relates to indemnification.

     Public Offering
      ---------------

     Pursuant to a Registration Statement on Form S-18, as filed with Securities and Exchange Commission, the Company offered to the public 10,000,000 units at a public offering price of $.05 per unit. Each unit was comprised of one share of common stock and one warrant to purchase one share of common stock at a per share price of $.10. The offering was completed at $.05 per unit for a total gross proceeds of $273,477.50. The warrants expired on June 13, 1989, with no warrants being exercised.



     Material Changes in Control Since Inception and Related Business History.
     -------------------------------------------------------------------------

     In September of 1988, the Company combined with Entertainment Resource Group, Inc. in a reverse purchase transaction. In November of 1988, the Company changed its name to "Seven Ventures, Inc."

     On or about November 1, 1999, David Plattner, the Company's last remaining officer and director, resigned and appointed the current Board of Directors. On or about the same day, Mr. Plattner executed a promissory note for $40,000 whereby he pledged 25,829,000 shares or approximately 58% of the issued and outstanding shares of the Company's common stock to Mr. Ralph M. Wilkerson, a current shareholder of the Company. This note was subsequently foreclosed upon resulting in the forfeiture of these shares.

Business.
---------

     Other than the above-referenced matters and seeking and investigating potential assets, properties or businesses to acquire, the Company has had no business operations for over 5 years. To the extent that the Company intends to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders, it is essentially a "blank check" company. Because the Company has limited assets and conducts no business, management anticipates that any such acquisition would require it to issue shares of its common stock as the sole consideration for the acquisition. This may result in substantial dilution of the shares of current stockholders. The Company's Board of Directors shall make the final determination whether to complete any such acquisition; the approval of stockholders will not be sought unless required by applicable laws, rules and regulations, its Articles of Incorporation or Bylaws, or contract. The Company makes no assurance that any future enterprise will be profitable or successful.

     The Company is not currently engaging in any substantive business activity and has no plans to engage in any such activity in the foreseeable future. In its present form, the Company may be deemed to be a vehicle to acquire or merge with a business or company. The Company does not intend to restrict its search to any particular business or industry, and the areas in which it will seek out acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. The Company recognizes that the number of suitable potential business ventures that may be available to it may be extremely limited, and may be restricted to entities who desire to avoid what these entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations. Any of these types of entities, regardless of their prospects, would require the Company to issue a substantial number of shares of its common stock to complete any such acquisition, reorganization or merger, usually amounting to between 80 and 95 percent of the outstanding shares of the Company following the completion of any such transaction; accordingly, investments in any such private entity, if available, would be much more favorable than any investment in the Company.

     In the event that the Company engages in any transaction resulting in a change of control of the Company and/or the acquisition of a business, the Company will be required to file with the Commission a Current Report on Form 8-K within 15 days of such transaction. A filing on Form 8-K also requires the filing of audited financial statements of the business acquired, as well as pro forma financial information consisting of a pro forma condensed balance sheet, pro forma statements of income and accompanying explanatory notes.

     Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to an analysis of the quality of the entity's management personnel; the anticipated acceptability of any new products or marketing concepts; the merit of technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

     Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

     Management will attempt to meet personally with management and key personnel of the entity sponsoring any business opportunity afforded to the Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited.

     The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor. The Company anticipates that proposed business ventures will be made available to it through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, the Company may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which the Company eventually participates. Such persons may include the Company's directors, executive officers, beneficial owners or their affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals.

     Although the Company has not identified any potential acquisition target, the possibility exists that the Company may acquire or merge with a business or company in which the Company's executive officers, directors, beneficial owners or their affiliates may have an ownership interest. Current Company policy does not prohibit such transactions. Because no such transaction is currently contemplated, it is impossible to estimate the potential pecuniary benefits to these persons.

     Further, substantial fees are often paid in connection with the completion of these types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $250,000. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. In the event that such fees are paid, they may become a factor in negotiations regarding any potential acquisition by the Company and, accordingly, may present a conflict of interest for such individuals.

Principal Products and Services.
--------------------------------

     The limited business operations of the Company, as now contemplated, involve those of a "blank check" company. The only activities to be conducted by the Company are to manage its current limited assets and to seek out and investigate the acquisition of any viable business opportunity by purchase and exchange for securities of the Company or pursuant to a reorganization or merger through which securities of the Company will be issued or exchanged.

Distribution Methods of the Products or Services.
-------------------------------------------------

     Management will seek out and investigate business opportunities through every reasonably available fashion, including personal contacts, professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; the Company may also advertise its availability as a vehicle to bring a company to the public market through a "reverse" reorganization or merger.

Status of any Publicly Announced New Product or Service.
--------------------------------------------------------

     None; not applicable.

Competitive Business Conditions.
--------------------------------

     Management believes that there are literally thousands of "blank check" companies engaged in endeavors similar to those engaged in by the Company; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of the Company or any other entity in the strata of these endeavors; however, the Company, having limited assets and cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO's, have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by the Company for the past several years.

Sources and Availability of Raw Materials and Names of Principal Suppliers.
--------------------------------------------------------------------------

     None; not applicable.

Dependence on One or a Few Major Customers.
-------------------------------------------

     None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
--------------------------------------------------------------------------

     None; not applicable.

Need for any Governmental Approval of Principal Products or Services.
---------------------------------------------------------------------

     Because the Company currently produces no products or services, it is not presently subject to any governmental regulation in this regard. However, in the event that the Company engages in a merger or acquisition transaction with an entity that engages in such activities, it will become subject to all governmental approval requirements to which the merged or acquired entity is subject.

Effect of Existing or Probable Governmental Regulations on Business.
-------------------------------------------------------------------

     The integrated disclosure system for small business issuers adopted by the Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more.

     The Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The present laws, rules and regulations designed to promote availability to the small business issuer of these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for "blank check" companies like the Company, and may make the use of these companies obsolete.

Research and Development.
-------------------------

     None; not applicable.

Cost and Effects of Compliance with Environmental Laws.
-------------------------------------------------------

     None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by the Company as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to the Company for acquisition, reorganization or merger.

Number of Employees.
--------------------

     None.

Item 2.  Description of Property.
         -----------------------

     The Company has no assets, property or business; its principal executive office address and telephone number are the business office address and telephone number of a shareholder, Duane S. Jenson, and are currently provided at no cost. Because the Company has had no business, its activities will be limited to keeping itself in good standing in the State of Nevada, seeking out acquisitions, reorganizations or mergers and preparing and filing the appropriate reports with the Securities and Exchange Commission. These activities have consumed an insubstantial amount of management's time.

Item 3.  Legal Proceedings.
         ------------------

     The Company is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of the calendar year covered by this Report or during the two previous calendar years.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

     There is no "public market" for shares of common stock of the Company. However, the Company intends to submit for quotations regarding its common stock on the OTC Bulletin Board of the National Association of Securities Dealers ("NASD"); however, management does not expect any public market to develop unless and until the Company completes an acquisition or merger. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained.

Holders
-------

     The number of record holders of the Company's common stock as of March 15, 2002, is approximately 170.

Dividends
---------

     The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, and until the Company completes any acquisition, reorganization or merger, as to which no assurance may be given, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its common stock.

Sales of "Unregistered" and "Restricted" Securities Over The Past Three Years.
------------------------------------------------------------------------------

     On February 20, 2001, the Company issued 5,000,000 shares of "unregistered" and "restricted" shares of common stock to each of its officers and directors; Jeff Keith, Quinton Hamilton and Shane Kirk, for a total issuance of 15,000,000 shares. These shares were issued for services at par value of $0.001. TWe believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

     Except for the sale of these securities, there have been no sales of "restricted securities" or other securities of the Company during the past three years.


Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

     The Company has not engaged in any material operations or had any revenues from operations during the last two calendar years. The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which may be advanced by management or principal stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Annual Report, it is impossible to predict the amount of any such loan. However, any such loan will not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Annual Report, the Company has not actively begun to seek any such venture. No advance or loan from any affiliate will be required to be repaid as a condition to any agreement with future acquisition partners.

Results of Operations.
----------------------

     The Company has had no material operations for over five years. The Company incurred losses of ($6,448), for the year ended December 31, 2001; and ($5,269) for the year ended December 31, 2000. Primarily all of these expenses were utilized for attorney's fees and accounting fees.

    Other than seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years, or in the last five years.

     At December 31, 2001, the Company's had no assets. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
---------

     During the year ended December 31, 2001, capital contributions by a principal stockholder amounted to $4,955; the amount of $5,262 was similarly contributed during the year ended December 31, 2000.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          December 31, 2001 and 2000

          Independent Auditors' Report

          Balance Sheets - December 31, 2001

          Statements of Operations for the years ended
          December 31, 2001 and 2000

          Statements of Stockholders' Equity for the years ended December 31, 2001 and 2000

          Statements of Cash Flows for the years ended
          December 31, 2001 and 2000

          Notes to the Financial Statements

                              Seven Ventures, Inc.
                          [A Development Stage Company]
              Financial Statements and Independent Auditors' Report
                                December 31, 2001




                                      Seven Ventures, Inc.
                                  [A Development Stage Company]
                                        TABLE OF CONTENTS


                                                                                                                            Page

Independent Auditors' Report                                                                                                  1

Balance Sheet -- December 31, 2001                                                                                            2

Statements of Operations for the years ended December 31, 2001 and 2000, and for the period from Reactivation [November 1, 1999] through
December 31, 2001                                                                                                             3

Statements of Stockholders' Deficit for the period from Reactivation
[November 1, 1999] through December 31, 2001                                                                                  4

Statements of Cash Flows for the years ended December 31, 2001 and
2000, and for the period from Reactivation [November 1, 1999] through
December 31, 2001                                                                                                             5

Notes to Financial Statements                                                                                              6 -- 8


                                  INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Seven Ventures, Inc. [a development stage company]


We have audited the accompanying balance sheet of Seven Ventures, Inc. [a development stage company] as of December 31, 2001, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2001 and 2000, and for the period from Reactivation [November 1, 1999] through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seven Ventures, Inc. [a development stage company] as of December 31, 2001, and the results of operations and cash flows for the years ended December 31, 2001 and 2000, and for the from reactivation through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated losses from operations, no assets, and a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                              Mantyla McReynolds

Salt Lake City, Utah
February 22, 2002


                                      Seven Ventures, Inc.
                                  [A Development Stage Company]
                                          Balance Sheet
                                        December 31, 2001


                                             ASSETS


Assets
Total Current Assets                                                           $                 0
                                                                                 ------------------
                       Total Assets                                            $                 0
                                                                                 ==================

                              LIABILITIES AND STOCKHOLDERS' DEFICIT


Liabilities:
  Current Liabilities:
  Accounts payable                                                             $                  0
  Loan from shareholders - Note 4                                                            10,217
                                                                                 ------------------
  Total Current Liabilities                                                                  10,217

         Total Liabilities                                                                   10,217


Stockholders' Deficit:
 Preferred Stock - 5,000,000 shares authorized having a
 par value of $.001 per share; no shares issued and
 outstanding
 Common Stock -  250,000,000 shares authorized having
 a par value of $.001 per share; 44,627,491 shares issued
 and outstanding                                                                            44,627
 Additional paid-in Capital                                                                555,596
 Accumulated deficit prior to development stage                                           (601,723)
 Deficit accumulated during the development stage                                           (8,717)
                                                                                 ------------------
                Total Stockholders' Deficit                                                (10,217)
                                                                                 ------------------
        Total Liabilities and Stockholders' Deficit                            $                 0
                                                                                 ==================



                         See accompanying notes to financial statements.


                                      Seven Ventures, Inc.
                                  [A Development Stage Company]
                                    Statements of Operations
      For the years ended December 31, 2001 and 2000, and for the period from Reactivation
                          [November 1, 1999] through December 31, 2001


                                                      Year                Year             Reactivation
                                                     ended                ended               through
                                                    December            December             December
                                                    31, 2001            31, 2000             31, 2001
                                                 --------------      ---------------      ---------------
Revenues                                       $             0     $              0   $              -0-

General & Administrative Expenses                        3,448                5,269                8,717

Other Income / Expense

             Operating Income                           (3,448)              (5,269)              (8,717)

      Net Income Before Income Taxes                    (3,448)              (5,269)              (8,717)

Current Year Provision for Income Taxes                      0                    0                    0
                                                 --------------      ---------------      ---------------

Net Income                                     $        (3,448)    $         (5,269)  $           (8,717)
                                                 ==============      ===============      ===============


Income Per Share                               $         (0.01)    $         (0.01)   $            (0.01)
                                                 ==============      ===============      ===============

Weighted Average Shares Outstanding                  44,627,491           44,627,491           44,627,491
                                                 ==============      ===============      ===============




                         See accompanying notes to financial statements.




                                      Seven Ventures, Inc.
                                  [A Development Stage Company]
                               Statements of Stockholders' Deficit
         For the period from Reactivation [November 1, 1999] through December 31, 2001


                                                             Additional                             Net
                               Common          Common          Paid-in        Accumulated      Stockholders'
                               Shares           Stock          Capital          Deficit           Deficit
                            ------------     ----------     ------------     -------------     -------------
Balance at reactivation,
[November 1, 1999]            44,627,491 $      44,627  $       555,596  $       (601,723) $         (1,500)
Net loss for the period
November 1, 1999 through
December 31, 1999                                                                       0                  0
                            ------------     ----------     ------------     -------------     -------------
Balance, December 31, 1999    44,627,491         44,627          555,596         (601,723)           (1,500)
Net loss for year ended
December 31, 2000                                                                  (5,269)           (5,269)
                            ------------     ----------     ------------     -------------     -------------
Balance, December 31, 2000    44,627,491         44,627          555,596         (606,992)           (6,769)
Net loss for year ended
December 31, 2001                                                                  (3,448)           (3,448)
                            ------------     ----------     ------------     -------------     -------------
Balance, December 31, 2001    44,627,491 $       44,627 $        555,596 $       (610,440) $        (10,217)
                            ============     ==========     ============     =============     =============










                         See accompanying notes to financial statements.




                                      Seven Ventures, Inc.
                                  [A Development Stage Company]
                                    Statements of Cash Flows
      For the years ended December 31, 2001 and 2000, and for the period from Reactivation
                          [November 1, 1999] through December 31, 2001

                                                            Year             Year          Reactivation
                                                            ended            ended            through
                                                          December         December          December
                                                          31, 2001         31, 2000          31, 2001
                                                         -----------      -----------      -------------
Cash Flows Provided by/(Used for) Operating Activities
Net Loss                                             $       (3,448) $        (5,269)  $         (8,717)
Adjustments to reconcile net income to net cash provided by
 operating activities:
     Increase in current liabilities                         (1,507)                7            (1,500)
     Increase in shareholder loan                              4,955            5,262             10,217
                                                         -----------      -----------      -------------
       Net Cash Used for Operating Activities                      0                0                  0

           Net Increase/(Decrease) in Cash                         0                0                  0

Beginning Cash Balance                                             0                0                  0
                                                         -----------      -----------      -------------

Ending Cash Balance                                    $           0   $            0    $             0
                                                         ===========      ===========      =============

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest               $           0   $            0    $             0
  Cash paid during the year for income taxes                       0                0                  0









                         See accompanying notes to financial statements.

                                      Seven Ventures, Inc.
                                  [A Development Stage Company]
                                  Notes to Financial Statements
                                        December 31, 2001

NOTE 1         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               (a)    Organization

               Seven Ventures, Inc. incorporated under the laws of the state of Nevada on August 7, 1985 under the name of Victory Development Corporation. In September of 1988 the Company combined with Entertainment Resource Group, Inc, in a reverse purchase transaction. In November of 1988 the Company changed its name to Seven Ventures, Inc. The Company engaged in various activities in the entertainment industry but became inactive in 1990. The
               Company  was  dormant   until   November  1,  1999  when  it  was
               reactivated.

               The Company is currently in the development stage and is seeking new business opportunities.

               The financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles. The following summarizes the more significant of such policies:

               (b)    Income Taxes

               The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Prior years' financial statements have not been restated to apply the provisions of the Statement. The cumulative effect of this change in accounting for income taxes as of
               December 31, 2001 is $0 due to the valuation allowance established as described in Note 3.

               (c)    Net Loss Per Common Share

               In accordance with Financial Accounting Standards No. 128, "Earnings Per Share," basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. There are no common stock equivalents as of December 31, 2001.

               (d)    Statement of Cash Flows

               For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $0 cash at December 31, 2001.

                                      Seven Ventures, Inc.
                                  [A Development Stage Company]
                                  Notes to Financial Statements
                                        December 31, 2001
                                           [Continued]

NOTE 1         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               [continued]


               (e)    Use of Estimates in Preparation of Financial Statements

               The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2         LIQUIDITY/GOING CONCERN

               The Company has accumulated losses since inception amounting to $610,440, including $8,717 since reactivation. It has no assets and has a net working capital deficiency at December 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern.

               Management plans include finding a well-capitalized merger candidate to recommence its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 3         INCOME TAXES

               Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire at various times through 2021. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.


                                             NOL
Description                                Balance          Tax           Rate
   Federal Income Tax                           $8,717        $1,308      15%
   Valuation allowance                                        (1,308)
                                                        -------------
        Deferred tax asset 12/31/2001                             $0

            The allowance has increased $517 from $791, as of December 31, 2000.

                                      Seven Ventures, Inc.
                                  [A Development Stage Company]
                                  Notes to Financial Statements
                                        December 31, 2001
                                           [Continued]

NOTE 4         RELATED PARTY TRANSACTIONS

               Stockholders have paid operating expenses on behalf of the Company in the amount of $10,217 during the reactivation period through December 31, 2001. The Company has recorded a liability for these expenses to the stockholders. The unsecured loan bears no interest and is due on demand.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     Mantyla, McReynolds & Associates, 5872 South 900 East, Suite 250, Salt Lake City, Utah 84121, has been retained as the Company's auditor for the past two years.

                                    PART III


Identification of Directors and Executive Officers
--------------------------------------------------

     The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.


                                   Date of         Date of
                    Positions    Election or     Termination
Name                  Held       Designation   or Resignation
----                  ----       -----------   --------------
Jeff Keith ..........President,       11/99       *
                     Director

Shane Kirk ..........Secretary,       11/99       *

Quinton Hamilton ....Treasurer        11/99
                     Director




     * These persons presently serve in the capacities indicated.

Business Experience.
--------------------

     Jeff Keith, President and director, is 31 years old. Mr. Keith graduated from the University of Utah in 1995 with a B.S. in Communications. Mr. Keith worked as a Business Manager for Acosta Sales and Marketing from January 1998 to October 2000. Mr. Keith is currently an Account Executive for Hormel Foods Corporation.

     Shane Kirk, Secretary and director, is 29 years old. Mr. Kirk graduated from the University of Utah in 1995 with a B.A. in Communications. Mr. Kirk has been employed by Market Logic, Inc. as a Manager of Manufacturer Sales since November 1998. Previously, Mr. Kirk worked for A-1 International Foods in various positions from January 1996 to 1998.

     Quinton Hamilton, Treasurer and director, is 31 years old. Mr. Hamilton attended the University of Utah from 1990 to 1995, at which time he graduated with a B.A. Mr. Hamilton worked as an account representative/coordinator with the marketing firm of Scopes, Garcia and Carlisle, located in Salt Lake City, Utah, for two years ending June 1997. Mr. has worked as a Marketing Associate for City Search of Salt Lake City Utah. Mr. Hamilton was employed as an electronic customer relations manager for Reynolds and Reynolds. Mr. Hamilton is currently employed by Siebl, the worlds leading provider of customer relationship management software.

Significant Employees.
----------------------

     The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business.

Family Relationships.
---------------------

     There are no family relationship between any officers and directors.

Involvement in Certain Legal Proceedings.
-----------------------------------------

     Except as stated above, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of the Company:

          (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

          (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

          (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.


Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     The Company is currently in the process of filing Form 3's for the officers and directors as well as the 10% shareholder of the Company.

Item 10. Executive Compensation.
         -----------------------

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation
                    Annual Compensation   Awards  Payouts
(a)             (b)   (c)   (d)   (e)    (f)   (g)    (h)   (i)

                                               Secur-
                                               ities         All
Name and   Year or               Other   Rest- Under-  LTIP  Other
Principal  Period   Salary Bonus Annual  ricte dlying  Pay-  Comp-
Position   Ended      ($)   ($)  Compen- Stock Options outs  ensat'n
-----------------------------------------------------------------
Jeff Keith  12/31/99    0     0     0     0      0     0   0
President,  12/31/00    0     0     0     0      0     0   0
Director    12/31/01    0     0     0 5,000,000* 0     0   0

Shane Kirk  12/31/99    0     0     0     0      0     0   0
Secretary   12/31/00    0     0     0     0      0     0   0
and Director12/31/01    0     0     0 5,000,000* 0     0   0

Quinton
Hamilton,   12/31/99    0     0     0     0      0     0   0
Secretary   12/31/00    0     0     0     0      0     0   0
and Director12/31/01    0     0     0 5,000,000* 0     0   0


* See the caption "Recent Sales of Unregistered Securities"

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending December 31, 2001, 2000, or 1999, or the period ending on the date of this Report.

Compensation of Directors.
--------------------------

     There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

     There are no arrangements pursuant to which any of the Company's directors was compensated during the Company's last completed calendar year for any service provided as director.

Employment Contracts and Termination of Employment and
Change-in-Control Arrangements.
-------------------------------

     There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or any subsidiary, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as March 13, 2002, with the computations being based upon 59,627,491 shares of common stock being outstanding.


                            Number of Shares           Percentage
Name                      Beneficially Owned           of Class (1)
----------------           ------------------          --------
Quinton Hamilton ...............   5,000,000            8.4%
2059 E. Royal Harvest Way #21
Salt Lake City, UT  84121

Duane S. Jenson (1) ............   4,199,500            7
5525 S. 900 E., Suite 110
Salt Lake City, UT  84117

Jeff Keith .....................   5,000,000            8.4%
4778 S. Hanauer Street
Murray, UT  84107

Shane Kirk .....................   5,000,000            8.4%
1945 Westminster Avenue
Salt Lake City, UT  84108

Ralph M. Wilkerson (2) .........  14,026,500           23.5%
45 Dale Drive
Cody, WY  82414

TOTALS:                           33,226,000           55.7%

(1) A total of 1,291,450 of these shares are held by Jenson Services, Inc., a Utah corporation. Due to Mr. Jenson's ownership of Jenson Services, Mr. Jenson may be deemed to be the beneficial owner of all shares held in Jenson Services name.

(2) A total of 1,082,000 of these shares are held by Mr. Wilkerson's wife, Shirley A. Wilkerson. Due to their marital relationship, Mr. Wilkerson may be deemed to be the beneficial owner of all shares held in Mrs. Wilkerson's name.

Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of March 13, 2002:

                                                 Number of             Percentage of
Name and Address                         Shares Beneficially Owned     of Class *
----------------                         -------------------------     --------
Quinton Hamilton ...........................          5,000,000               8.4%
2059 E. Royal Harvest Way #21
Salt Lake City, UT 84121

Jeff Keith .................................          5,000,000               8.4%
4778 S. Hanauer Street
Murray, UT 84107

Shane Kirk .................................          5,000,000               8.4%
1945 Westminster Avenue
Salt Lake City, UT  84108

TOTALS .....................................         15,000,000              25.2%




Changes in Control.
-------------------

     There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     For a description of transactions between members of management, five percent stockholders, "affiliates", promoters and finders, see the caption "Sales of 'Unregistered' and 'Restricted' Securities Over the Past Three Years" of Item I.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K
-------------------

     None; Not Applicable

Exhibits
--------

Exhibit
Number               Description*
------               -----------
 3.1                Initial Articles of Incorporation*

 3.2                Articles of Amendment to the
                    Articles of Incorporation*

 3.3                By-Laws*


DOCUMENTS INCORPORATED BY REFERENCE

     *The exhibits are hereby incorporated by reference and have been filed with the Securities and Exchange Commission and are attached to the Company's Registration Statement on Form 10-SB, in their entirety.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Seven Ventures, Inc.



Date: 3/28/02                          /S/ SHANE KIRK
                                       Shane Kirk
                                       Secretary and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                        Seven Ventures, Inc.

Date: 3/28/02                           /S/ QUINTON HAMILTON
                                        Quinton Hamilton
                                        Vice President and Director