Form 10QSB
period 2002-03-31
SEVEN VENTURES INC
filed 2002-05-07
CIK 779956

U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2002

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

                                  April 1, 2002
                               Common Voting Stock
                                   59,627,491


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

                                       SEVEN VENTURES, INC.
                                          BALANCE SHEETS
                               March 31, 2002 and December 31, 2001

                                                                  06/30/2002          12/31/2001
                                                                ---------------     ---------------
                                                                 [Unaudited]
                                              ASSETS

Assets                                                        $              0    $              0

                                                                ---------------     ---------------
          Total Assets                                        $              0    $              0
                                                                ===============     ===============

                              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
      Loans from stockholders                                 $         11,594    $         10,217
                                                                ---------------     ---------------
          Total Current Liabilities                                     11,594              10,217

          Total Liabilities                                             11,594              10,217
                                                                ---------------     ---------------

Stockholders' Deficit:
      Preferred Stock - 5,000,000 shares authorized having
          a par value of $0.001 per share; not shares
          issued and outstanding
      Common Stock, $.0001 par value;
          authorized 250,000,000 shares; issued and
          outstanding, 59,627,491 shares                                59,627              59,627
      Additional Paid-in Capital                                       543,596             543,596
      Accumulated deficit prior to development stage                  (601,723)           (601,723)
      Deficit accumulated during the development stage                 (13,094)            (11,717)


          Total Stockholders' Deficit                                  (11,594)            (10,217)

                                                                ---------------     ---------------
          Total Liabilities and Stockholders' Deficit         $              0    $              0
                                                                ===============     ===============

NOTE TO FINANCIAL STATEMENTS: Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The December 31, 2001 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.

                              SEVEN VENTURES, INC.
                            STATEMENTS OF OPERATIONS
            For the Three Month Periods Ended March 31, 2002 and 2001
 and for the period from Reactivation [November 1, 1999] through March 31, 2002


                                                     Three Months       Three Months       Reactivation
                                                         Ended             Ended             Through
                                                      03/31/2002         03/31/2001         03/31/2002
                                                      [Unaudited]       [Unaudited]        [Unaudited]

REVENUE
     Income                                       $               0  $              0 $                 0
                                                    ----------------   ---------------   -----------------
NET REVENUE                                                       0                 0                   0

General and Administrative Expenses                           1,377             3,100              13,094

Net Income Before Taxes                           $          (1,377) $         (3,100)$           (13,094)
                                                    ================   ===============   =================

Income/Franchise taxes                                            0                                     0

Net loss                                                     (1,377)           (3,100)            (13,094)

Loss Per Share                                    $           (0.01) $          (0.01)$             (0.01)
                                                    ================   ===============   =================

Weighted Average Shares Outstanding                      59,627,491        59,627,491          59,627,491
                                                    ================   ===============   =================




                              SEVEN VENTURES, INC.
                            STATEMENTS OF CASH FLOWS
            For the Three Month Periods Ended March 31, 2002 and 2001
 and for the period from Reactivation [November 1, 1999] through March 31, 2002

                                                             Three Months        Three Months     Reactivation
                                                                 Ended               Ended           Through
                                                              03/31/2002          03/31/2001       03/31/2002
                                                              [Unaudited]         [Unaudited]      [Unaudited]

Cash Flows Used For Operating Activities

  Net Loss                                                $          (1,377)  $          (3,100)$       (13,094)

  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Increase/(Decrease) in Current Liabilities                                                           (1,500)
    Issued Stock for Services                                                                             3,000
    Increase/(Decrease) in loans from shareholder                     1,377               3,100          11,594
                                                            ----------------    ----------------   -------------
      Net Cash Used For Operating Activities                              0                   0               0
                                                            ================    ================   =============

Cash Flows Provided by Financing Activities                               0                   0               0
      Net Increase In Cash                                                0                   0               0
      Beginning Cash Balance                                              0                   0               0

      Ending Cash Balance                               $                 0 $                 0 $             0
                                                            ----------------    ----------------   -------------

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending March 31, 2002, or for the past twelve calendar years. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     During the quarterly period ended March 31, 2002, the Company had no business operations. During this period, the Company received total revenues of $0 and had a loss of $1,377.

Liquidity.

     At March 31, 2002, the Company had total current assets of $0 and total liabilities of $11,594.

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


                                Seven Ventures, Inc.



Date: 5/1/02                    /S/ SHANE KIRK
                                Shane Kirk
                                Secretary and Director