Form 10QSB
period 2002-06-30
SEVEN VENTURES INC
filed 2002-08-14
CIK 779956

U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2002

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

                                July 30, 2002
                              Common Voting Stock
                                  59,627,491


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

                                               SEVEN VENTURES, INC.
                                                BALANCE SHEETS
                                     June 30, 2002 and December 31, 2001

                                                                           06/30/2002            12/31/2001
                                                                        -----------------     -----------------
                                                                          [Unaudited]
                                                    ASSETS

Assets ..................................................................   $       0            $       0

                                                                            ---------            ---------
           Total Assets .................................................   $       0            $       0
                                                                            =========            =========

                                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
      Loans from stockholders ...........................................   $  17,146           $  10,217
                                                                            ---------            ---------
           Total Current Liabilities ....................................      17,146              10,217

           Total Liabilities ............................................      17,146              10,217
                                                                            ---------            ---------

Stockholders' Deficit:
      Preferred Stock - 5,000,000 shares authorized having
           a par value of $0.001 per share; no shares
           issued and outstanding
      Common Stock, $.0001 par value;
           authorized 250,000,000 shares; issued and
           outstanding, 59,627,491 shares ...............................      59,627              59,627
      Additional Paid-in Capital ........................................     543,596             543,596
      Accumulated deficit prior to development stage ....................    (601,723)           (601,723)
      Deficit accumulated during the development stage ..................     (18,646)            (11,717)


           Total Stockholders' Deficit ..................................     (17,146)           (10,217)

                                                                            ---------           ---------
           Total Liabilities and Stockholders' Deficit ..................   $       0           $       0

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


                                                SEVEN VENTURES, INC.
                                              STATEMENTS OF OPERATIONS
                          For the Three and Six Month Periods Ended June 30, 2002 and 2001
                    and for the period from Reactivation [November 1, 1999] through June 30, 2002



                                                Three Months       Three Months      Six Months      Six Months       Reactivation
                                                    Ended             Ended            Ended           Ended            Through
                                                 06/30/2002         06/30/2001       06/30/2002      06/30/2001        06/30/2002
                                              ----------------   ---------------   -------------   -------------   -----------------
                                                 [Unaudited]       [Unaudited]        [Unaudited]     [Unaudited]     [Unaudited]

REVENUE
     Income                                 $               0  $              0  $            0  $            0  $                0
                                              ----------------   ---------------   -------------   -------------   -----------------
NET REVENUE                                                 0                 0               0               0                   0

General and Administrative                              5,552               939           6,929           4,039              18,646

Net Income Before Taxes                     $          (5,552) $           (939) $       (6,929) $       (4,039) $          (18,646)
                                              ================   ===============   =============   =============   =================

Income/Franchise taxes                                      0                                 0               0                   0

Net loss                                               (5,552)             (939)         (6,929)         (4,039)            (18,646)

Loss Per Share                              $           (0.01) $          (0.01) $        (0.01) $        (0.01) $            (0.01)
                                              ================   ===============   =============   =============   =================

Weighted Average Shares Outstanding                59,627,491        59,627,491      59,627,491      55,907,972          50,291,071
                                              ================   ===============   =============   =============   =================


                                            SEVEN VENTURES, INC.
                                          STATEMENTS OF CASH FLOWS
                      For the Three and Six Month Periods Ended June 30, 2002 and 2001
                and for the period from Reactivation [November 1, 1999] through June 30, 2002

                                                 Three Months    Three Months     Six Months      Six Months    Reactivation
                                                    Ended           Ended           Ended           Ended        Through
                                                  06/30/2002      06/30/2001      06/30/2002      06/30/2001    06/30/2002
                                                 -------------   -------------   -------------   -------------  -----------
                                                   [Unaudited]     [Unaudited]     [Unaudited]    [Unaudited]   [Unaudited]

Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                       $       (5,552) $         (939) $       (6,929) $       (4,039)$    (18,646)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Increase/(Decrease) in loans from shareholder         5,552             939           6,929           4,039       18,646
                                                   -------------   -------------   -------------   -------------  -----------
      Net Cash Used For Operating Activities                  0               0               0               0            0
                                                   =============   =============   =============   =============  ===========

Cash Flows Provided by Financing Activities
-------------------------------------------

      Net Increase In Cash                                    0               0               0               0            0

      Beginning Cash Balance                                  0               0               0               0            0

      Ending Cash Balance                       $             0 $             0 $             0 $             0 $          0
                                                   -------------   -------------   -------------   -------------  -----------


Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending June 30 2002, or for the past twelve calendar years. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     During the quarterly period ended June 30, 2002, the Company had no business operations. During this period, the Company received total revenues of $0 and had a loss of $5,552.

Liquidity.

     At June 30, 2002, the Company had total current assets of $0 and total liabilities of $17,146.

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


                                Seven Ventures, Inc.



Date: 8/12/02                   /S/ SHANE KIRK
                                Shane Kirk
                                Secretary and Director