Form 10QSB
period 2002-09-30
SEVEN VENTURES INC
filed 2002-11-14
CIK 779956

U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2002

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


                          4685 South Highland Dr., Suite 202
                            Salt Lake City, UT 94117
                            ------------------------
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (801) 278-9424

                          5525 South 900 East, Ste. 110
                            Salt Lake City, UT 84117
                            ------------------------
         (Former name or Former Address, if changed since last Report)


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

                               November 6, 2002
                              Common Voting Stock
                                  59,627,491


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

                                        SEVEN VENTURES, INC.
                                          BALANCE SHEETS
                             September 30, 2002 and December 31, 2001

                                                                  09/30/2002          12/31/2001
                                                                ---------------     ---------------
                                                                 [Unaudited]
                                              ASSETS

Assets ............................................................   $       0    $       0

                                                                      ---------    ---------
          Total Assets ............................................   $       0    $       0
                                                                      =========    =========

                              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
      Accounts Payable ............................................   $       0    $       0
      Loans from stockholders .....................................      17,605       10,217
                                                                      ---------    ---------
          Total Current Liabilities ...............................      17,605       10,217

          Total Liabilities .......................................      17,605       10,217
                                                                      ---------    ---------

Stockholders' Deficit:
      Preferred Stock - 5,000,000 shares authorized having
          a par value of $0.001 per share; not shares
          issued and outstanding
      Common Stock, $.0001 par value;
          authorized 250,000,000 shares; issued and
          outstanding, 59,627,491 shares ..........................      59,627       59,677
      Additional Paid-in Capital ..................................     543,596      543,596
      Accumulated deficit prior to development stage ..............    (601,723)    (601,723)
      Deficit accumulated during the development stage ............     (19,105)     (11,717)


          Total Stockholders' Deficit .............................     (17,605)     (10,217)

                                                                      ---------    ---------
          Total Liabilities and Stockholders' Deficit .............   $       0    $       0
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

                              SEVEN VENTURES, INC.
                            STATEMENTS OF OPERATIONS
     For the Three and Nine Month Periods Ended September 30, 2002 and 2001
 and for the period from Reactivation [November 1, 1999] through September 30, 2002



                                              Three Months    Three Months    Nine Months   Nine Months    Reactivation
                                                 Ended            Ended          Ended         Ended         Through
                                               09/30/2002      09/30/2001     09/30/2002    09/30/2001      09/30/2002
                                              -------------   --------------  ------------  ------------  ---------------
                                              [Unaudited]      [Unaudited]     [Unaudited]   [Unaudited]   [Unaudited]
REVENUE
     Income                                 $            0  $             0 $           0 $           0 $              0
                                              -------------   --------------  ------------  ------------  ---------------
NET REVENUE                                              0                0             0             0                0

Operating Expenses
     General and Administrative Expenses               459              455         7,388         6,495           19,105
                                              -------------   --------------  ------------  ------------  ---------------
Total Operating Expenses                               459              455         7,388         6,495           19,105

Net Income Before Taxes                     $         (459) $          (455)$      (7,388)$      (6,495)$        (19,105)
                                              =============   ==============  ============  ============  ===============

Income/Franchise taxes                                   0                              0             0                0

Net loss                                              (459)            (455)       (7,388)       (6,495)         (19,105)

Loss Per Share                              $        (0.01) $         (0.01)$       (0.01)$       (0.01)$          (0.01)
                                              =============   ==============  ============  ============  ===============

Weighted Average Shares Outstanding             59,627,491       59,627,491    59,627,491    59,627,491       51,098,356
                                              =============   ==============  ============  ============  ===============




                                     SEVEN VENTURES, INC.
                                   STATEMENTS OF CASH FLOWS
            For the Three and Nine Month Periods Ended September 30, 2002 and 2001
      and for the period from Reactivation [November 1, 1999] through September 30, 2002

                                          Three Months  Three Months Nine Months    Nine Months  Reactivation
                                            Ended         Ended         Ended         Ended      Through
                                          09/30/2002    09/30/2001   09/30/2002    09/30/2001   09/30/2002
                                          -----------   -----------  ------------  ------------ ----------
                                           [Unaudited]  [Unaudited]   [Unaudited]  [Unaudited]  [Unaudited]

Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                              $       (459) $       (455)$      (7,388)$      (6,495)   (19,105)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Increase/(Decrease) in loans
    from shareholder                             459           455         7,388         6,495     19,105
                                          -----------   -----------  ------------  ------------ ----------
      Net Cash Used For Operating Activities       0             0             0             0          0
                                          ===========   ===========  ============  ============ ==========

Cash Flows Provided by Financing Activities        0             0             0             0          0
------------------------------------------

      Net Increase In Cash                         0             0             0             0          0

      Beginning Cash Balance                       0             0             0             0          0

      Ending Cash Balance              $           0 $           0 $           0 $           0 $        0
                                          -----------   -----------  ------------  ------------ ----------


Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending September 30, 2002, or for the past twelve calendar years. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     During the quarterly period ended September 30, 2002, the Company had no business operations. During this period, the Company received total revenues of $0 and had a loss of $459.

Liquidity.

     At September 30, 2002, the Company had total current assets of $0 and total liabilities of $17,605.

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

Item 5.Other Information.
-------------------------

     On or about November 5, 2002, subsequent to the period covered by this Report, the Company signed a non-binding Letter of Intent to exchange shares of the Company's common stock for all of the issued and outstanding shares of Christopher's Original Formulas, Inc., a Nevada corporation. The terms of the share exchange agreement are still under discussion and upon entering into any binding agreement, the Company will promptly file an Current Report on Form 8K outlining the details fo th transaction.

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


                                Seven Ventures, Inc.



Date: 11-06-02                  /S/ SHANE KIRK
                                Shane Kirk
                                Secretary and Director

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly report of Seven Ventures, Inc., (the "Company") on Form 10-QSB for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, (the "Report"), I(We), Shane T. Kirk, Secretary, Treasurer and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




By/S/ Shane T. Kirk
Secretary, Treasurer and Director
November 6, 2002