Form 10KSB
period 2002-12-31
SEVEN VENTURES INC
filed 2003-02-18
CIK 779956

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549


                                   FORM 10-KSB


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 2002
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                               Commission File No.
                               ------------------
                                   0-26177


                                 Seven Ventures, Inc.
                                 --------------------
                 (Name of Small Business Issuer in its Charter)

          NEVADA                                             87-0425514
          ------                                             ----------

(State or Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)


                         4685 Highland Dr., Suite 2020
                           SALT LAKE CITY, UTAH 84117
                           --------------------------
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (801) 278-9424


                         5525 South 900 East, Suite 110
                           SALT LAKE CITY, UTAH 84117
                           --------------------------
          (Former Name or Former Address, if changed since last Report)



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

     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

            State Issuer's revenues for its most recent fiscal year:
                              December 31, 2002 - $0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     December 31, 2001 - $152. There are approximately 152,889 shares of common voting stock of the Company held by non-affiliates. Because there has been no "public market" for the Company's common stock during the past five years, the Company has arbitrarily valued these shares at par value of $0.001 per share.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)

     None; Not applicable

                          (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                January 29, 2003
                                    345,298

                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---


                                     PART I

Item 1.  Description of Business.
---------------------------------

Business Development.
---------------------

Organization and Charter Amendments.
------------------------------------

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

     In September of 1988, the Company combined with Entertainment Resource Group, Inc, in a reverse purchase transaction.

     On November 4, 1988, the Company's Articles of Incorporation were amended to change its name to "Seven Ventures, Inc." and to restate Article VII as it relates to indemnification.

     On December 16, 2002, the Company, acting pursuant to unanimous consent of the board of directors and majority shareholders, resolved to take the following actions:

          1) To effect a reverse split of the outstanding common stock of the Company on a basis of 1 for 175, while retaining the current par value of $0.001, with appropriate adjustments to the capital accounts of the Company.

          2) To authorize the Board of Directors to change the name of the Company to conform with the business or industry that the Board of Directors determines we engage in or conforms with the name or names of any properties or businesses acquired by our Company.

     For additional information, please see the Company's 14C Definitive Information Statement, as previously filed with the Securities and Exchange Commission, on or about November 22, 2002, which is incorporated herein by this reference.

Prior to December 31, 2001.
---------------------------

     See the Company's 10KSB Annual Report for the year ended December 31, 2001, which was previously filed with the Securities and Exchange Commission and which is incorporated herein by this reference.

Business.
---------

     On or about November 5, 2002, the Company signed a non-binding Letter of Intent to exchange shares of the Company's common stock for all of the issued and outstanding shares of Christopher's Original Formulas, Inc., a Nevada corporation. The terms of the share exchange agreement can be found in the Form 8-K Current Report dated November 6, 2002, which was filed with the Securities and Exchange Commission on or about November 8, 2002 and which is incorporated herein by this reference. Upon entering into any binding agreement, the Company will promptly file an Current Report on Form 8K outlining the details fo th transaction.

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

Sources and Availability of Raw Materials and Names of Principal Suppliers.
---------------------------------------------------------------------------

     None; Not applicable.

Dependence on One or a Few Major Customers.
-------------------------------------------

     None; Not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
-------------------

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

Effect of Existing or Probable Governmental Regulations on Business.
--------------------------------------------------------------------

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

Sarbanes-Oxley Act.
-------------------

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

          * Our chief executive officer and chief financial officer must now certify the accuracy of all of our periodic reports that contain financial statements;

          * Our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

          * We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

     The Sarbanes-Oxley Act has required us to review our current procedures and policies to determine whether they comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take whatever actions are necessary to ensure that we are in compliance.

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

     None; Not applicable.

Item 2.  Description of Property.
---------------------------------

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

Item 3.  Legal Proceedings.
---------------------------

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


Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     On December 10, 2002, shareholders representing 33,226,000 of the 59,627,491, or approximately 56% of the Company's outstanding voting securities, with none opposing and none abstaining , voted in favor of the following resolutions:

          1) To effect a reverse split of the outstanding common stock of the Company on a basis of 1 for 175, while retaining the current par value of $0.001, with appropriate adjustments to the capital accounts of the Company.

          2) To authorize the Board of Directors to change the name of the Company to conform with the business or industry that the Board of Directors determines we engage in or conforms with the name or names of any properties or businesses acquired by our Company.

     For additional information, please see the Company's 14C Definitive Information Statement, as previously filed with the Securities and Exchange Commission, on or about November 22, 2002, which is incorporated herein by this reference.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

Market Information.
-------------------

     There is no "public market" for s hares of common stock of the Company. However, the Company intends to submit for quotations regarding its common stock on the OTC Bulletin Board of the National Association of Securities Dealers ("NASD"); however, management does not expect any public market to develop unless and until the Company completes an acquisition or merger. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained.

Holders.
--------

     The number of record holders of the Company's common stock as of January 30, 2003, is approximately 170.

Dividends.
----------

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

Sales of "Unregistered" and "Restricted" Securities Over The Past Three Years.
------------------------------------------------------------------------------

     On February 20, 2001, the Company issued 5,000,000 shares of "unregistered" and "restricted" shares of common stock to each of its officers and directors; Jeff Keith, Quinton Hamilton and Shane Kirk, for a total issuance of 15,000,000 shares. These shares were issued for services at par value of $0.001. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

     Except for the sale of these securities, there have been no sales of "restricted securities" or other securities of the Company during the past three years.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

Plan of Operation.
------------------

     On or about November 5, 2002, the Company signed a non-binding Letter of Intent to exchange shares of the Company's common stock for all of the issued and outstanding shares of Christopher's Original Formulas, Inc., a Nevada corporation. The terms of the share exchange agreement can be found in the Form 8-K Current Report dated November 6, 2002, which was filed with the Securities and Exchange Commission on or about November 8, 2002 and which is incorporated herein by this reference. Upon entering into any binding agreement, the Company will promptly file an Current Report on Form 8K outlining the details fo th transaction.

     Other than the aforementioned, the Company has not engaged in any material operations or had any revenues from operations during the last two calendar years. The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

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

Results of Operations.
----------------------

     The Company has had no material operations for over five years. The Company incurred losses of ($8,925), for the year ended December 31, 2002; and ($6,448) for the year ended December 31, 2001. Primarily all of these expenses were utilized for attorney's fees and accounting fees.

    Other than seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years, or in the last five years.

     At December 31, 2002, the Company's had no assets. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
---------

     During  the  year  ended  December  31,  2002,   advances  by  a  principal
stockholder amounted to $2,950; the amount of $4,995 was similarly contributed during the year ended December 31, 2001.

Item 7.  Financial Statements.
------------------------------

Independent Auditors' Report

Balance Sheet -- December 31, 2002

Statements of Operations for the years ended December 31, 2002 and 2001, and for the period from Reactivation [November 1, 1999] through December 31, 2002

Statements of Stockholders' Deficit for the period from Reactivation [November 1, 1999] through December 31, 2002

Statements of Cash Flows for the years ended December 31, 2002 and 2001, and for the period from Reactivation [November 1, 1999] through December 1, 2002

Notes to Financial Statements

                                      Seven Ventures, Inc.
                                 [A Development Stage Company]
                      Financial Statements and Independent Auditors' Report
                                        December 31, 2002


                                      Seven Ventures, Inc.
                                  [A Development Stage Company]
                                        TABLE OF CONTENTS


                                                                                                                            Page

Independent Auditors' Report                                                                                                  1

Balance Sheet -- December 31, 2002                                                                                            2

Statements of Operations for the years ended December 31, 2002 and 2001, and for the period from Reactivation [November 1, 1999] through December
31, 2002                                                                                                                      3

Statements of Stockholders' Deficit for the period from Reactivation
[November 1, 1999] through December 31, 2002                                                                                  4

Statements of Cash Flows for the years ended December 31, 2002 and 2001, and for the period from Reactivation [November 1, 1999] through December
1, 2002                                                                                                                      5

Notes to Financial Statements                                                                                              6 -- 8


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Seven Ventures, Inc. [a development stage company]


     We have audited the accompanying balance sheet of Seven Ventures, Inc. [a development stage company] as of December 31, 2002, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2002 and 2001, and for the period from Reactivation [November 1, 1999] through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seven Ventures, Inc. [a development stage company] as of December 31, 2002, and the results of operations and cash flows for the years ended December 31, 2002 and 2001, and for the period from reactivation through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated losses from operations, has no assets, and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Mantyla McReynolds
Salt Lake City, Utah
January 31, 2003



                                      Seven Ventures, Inc.
                                  [A Development Stage Company]
                                          Balance Sheet
                                        December 31, 2002


                                             ASSETS


Assets
         Total Current Assets                                                  $                 0
                                                                                 ------------------
                       Total Assets                                            $                 0
                                                                                 ==================

                              LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
  Current Liabilities:
     Accounts Payable                                                                         5,969
     Loan from shareholders - Note 4                                           $             13,173
                                                                                 ------------------
        Total Current Liabilities                                                            19,142

         Total Liabilities                                                                   19,142


Stockholders' Deficit:
 Preferred Stock - 5,000,000 shares authorized having a
par value of $.001 per share; no shares issued and
outstanding                                                                                      0
 Common Stock -  250,000,000 shares authorized having
a par value of $.001 per share; 345,123 shares issued
 and outstanding - Note 5                                                                      345
 Additional paid-in Capital                                                                602,878
 Accumulated deficit prior to development stage                                           (601,723)
 Deficit accumulated during the development stage                                          (20,642)
                                                                                 ------------------
                Total Stockholders' Deficit                                                (19,142)
                                                                                 ------------------
        Total Liabilities and Stockholders' Deficit                            $                 0
                                                                                 ==================



                        See accompanying notes to financial statements.



                                      Seven Ventures, Inc.
                                 [A Development Stage Company]
                                    Statements of Operations
      For the years ended December 31, 2002 and 2001, and for the period from Reactivation
                          [November 1, 1999] through December 31, 2002


                                                      Year                Year             Reactivation
                                                     ended                ended               through
                                                    December            December             December
                                                    31, 2002            31, 2001             31, 2002
                                                 --------------      ---------------      ---------------
Revenues                                       $             0     $              0   $                0

General & Administrative Expenses                        8,925                6,448               20,642

Other Income / Expense

             Operating Income                           (8,925)              (6,448)             (20,642)

      Net Income Before Income Taxes                    (8,925)              (6,448)             (20,642)

Current Year Provision for Income Taxes                      0                    0                    0
                                                 --------------      ---------------      ---------------

Net Income                                     $        (8,925)    $         (6,448)  $          (20,642)
                                                 ==============      ===============      ===============


Income Per Share                               $         (0.03)    $          (0.02)  $            (0.07)
                                                 ==============      ===============      ===============

Weighted Average Shares Outstanding                     345,123              303,088              300,264
                                                 ==============      ===============      ===============





                        See accompanying notes to financial statements.



                                      Seven Ventures, Inc.
                                 [A Development Stage Company]
                              Statements of Stockholders' Deficit
         For the period from Reactivation [November 1, 1999] through December 31, 2002


                                                             Additional                             Net
                               Common          Common          Paid-in        Accumulated      Stockholders'
                               Shares           Stock          Capital          Deficit           Deficit
                            ------------     ----------     ------------     -------------     -------------
Balance at reactivation,
[November 1, 1999]            44,627,491 $      44,627  $       555,596  $       (601,723) $         (1,500)
Reverse split effective December
16, 2002                    (44,368,082)       (44,368)           44,368
Net loss for the period
November 1, 1999 through
December 31, 1999                                                                       0                  0
                            ------------     ----------     ------------     -------------     -------------
Balance, December 31, 1999       259,409            259          599,964         (601,723)           (1,500)
Net loss for year ended
December 31, 2000                                                                  (5,269)           (5,269)
                            ------------     ----------     ------------     -------------     -------------
Balance, December 31, 2000       259,409            259          599,964         (606,992)           (6,769)
Issued common stock for
services at $0.0002               85,714             86            2,914                               3,000
Net loss for year ended
December 31, 2001                                                                  (6,448)           (6,448)
                            ------------     ----------     ------------     -------------     -------------
Balance, December 31, 2001       345,123            345          602,878         (613,440)          (10,217)
Net loss for year ended
December 31, 2002                                                                  (8,925)           (8,925)
                            ------------     ----------     ------------     -------------     -------------
Balance, December 31, 2002       345,123 $          345 $        602,878 $       (622,365) $        (19,142)
                            ============     ==========     ============     =============     =============


                         See accompanying notes to financial statements.



                                      Seven Ventures, Inc.
                                  [A Development Stage Company]
                                    Statements of Cash Flows
      For the years ended December 31, 2002 and 2001, and for the period from Reactivation
                          [November 1, 1999] through December 31, 2002


                                                             Year            Year          Reactivation
                                                             ended           ended            through
                                                           December        December          December
                                                           31, 2002        31, 2001          31, 2002
                                                         ------------     -----------      -------------
Cash Flows Provided by/(Used for) Operating Activities
Net Loss                                             $        (8,925) $       (6,448)  $        (20,642)
Adjustments to reconcile net income to net cash provided
by
 operating activities:
     Issued stock for services                                                 3,000              3,000
     Increase in current liabilities                            5,969         (1,507)             4,469
     Increase in shareholder loan                               2,956          4,955             13,173
                                                         ------------     -----------      -------------
       Net Cash Used for Operating Activities                       0               0                  0

           Net Increase/(Decrease) in Cash                          0               0                  0

Beginning Cash Balance                                              0               0                  0
                                                         ------------     -----------      -------------

Ending Cash Balance                                    $            0  $            0    $             0

                                                         ============     ===========      =============

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest               $            0  $            0    $             0
  Cash paid during the year for income taxes                        0               0                  0


                         See accompanying notes to financial statements.

                              Seven Ventures, Inc.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                December 31, 2002

NOTE 1         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Organization

     Seven Ventures, Inc., incorporated under the laws of the state of Nevada on August 7, 1985 under the name of Victory Development Corporation. In September of 1988 the Company combined with Entertainment Resource Group, Inc, in a reverse purchase transaction. In November of 1988 the Company changed its name to Seven Ventures, Inc. The Company engaged in various activities in the entertainment industry but became inactive in 1990. The Company was dormant until November 1, 1999 when it was reactivated.

     The Company is currently in the development stage and is seeking new business opportunities.

     The financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles. The following summarizes the more significant of such policies:

     (b) Income Taxes

     The Company applies the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Prior years' financial statements have not been restated to apply the provisions of the Statement. The cumulative effect of this change in accounting for income taxes as of December 31, 2002 is $0 due to the valuation allowance established as described in Note 3.

     (c) Net Loss Per Common Share

     In accordance with Financial Accounting Standards No. 128, "Earnings Per Share," basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. There are no common stock equivalents as of December 31, 2002.

                              Seven Ventures, Inc.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                December 31, 2002
                                   [Continued]

NOTE 1         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               [continued]

     (d) Statement of Cash Flows

     For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $0 cash at December 31, 2002.

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


NOTE 2         LIQUIDITY/GOING CONCERN

     The Company has accumulated losses since inception amounting to $622,365, including $20,642 since reactivation. It has no assets and has a net working capital deficiency at December 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     Management  plans include finding a  well-capitalized  merger  candidate to
recommence  its  operations.   The  financial  statements  do  not  include  any
adjustments that might result from the outcome of this uncertainty.


NOTE 3         INCOME TAXES

     Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire at various times through 2022. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

                                             NOL
Description                                Balance          Tax           Rate
   Federal Income Tax                          $20,642        $3,096      15%
   Valuation allowance                                        (3,096)
                                                       -------------
        Deferred tax asset 12/31/2002                             $0
        The allowance has increased $1,338 from $1,758, as of December 31, 2001.

                              Seven Ventures, Inc.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                December 31, 2002
                                   [Continued]

NOTE 4         RELATED PARTY TRANSACTIONS

     During the reactivation period through December 31, 2002, stockholders have paid operating expenses on behalf of the Company in the amount of $19,142. The Company has recorded a liability for these expenses to the stockholders. The unsecured loan bears no interest and is due on demand.


NOTE 5         COMMON STOCK

     On December 16, 2002 the company reverse split it's outstanding common stock on the basis of 1 for 175, while retaining the current par value of $0.001, with no stockholder to being reduced below 100 shares, on a per stockholder of record basis.

     In 2001, the Company issued 28,571 post reverse split shares of common stock to each of three officers for services rendered. The shares were valued at $0.04 per share or $1,000 per officer. The 85,714, $0.001 par value shares issued are "unregistered" and "restricted" and are deemed fully resolved and non-assessable.


NOTE 6         SUBSEQUENT EVENT

     On November 6, 2002, the Company signed a Letter of Intent with Christopher's Original Formulas, Inc., a Nevada corporation ("Christopher's"), regarding a proposed agreement and plan of reorganization, pursuant to which the Company may acquire Christopher's for 8,760,000 post-split shares. There is no assurance that this reorganization will be copleted, and the respective parties are in the "due diligence" process of investigating each other.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     Mantyla, McReynolds & Associates, 5872 South 900 East, Suite 250, Salt Lake City, Utah 84121, has been retained as the Company's auditor for the past three years. There has been no disagreement between the Company and its auditor during this time.


                                    PART III

Identification of Directors and Executive Officers.
---------------------------------------------------

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

     Shane Kirk, Secretary and director, is 30 years old. Mr. Kirk graduated from the University of Utah in 1995 with a B.A. in Communications. Mr. Kirk has been employed by Market Logic, Inc. as a Manager of Manufacturer Sales since November 1998. Previously, Mr. Kirk worked for A-1 International Foods in various positions from January 1996 to 1998.

     Quinton Hamilton, Treasurer and director, is 32 years old. Mr. Hamilton attended the University of Utah from 1990 to 1995, at which time he graduated with a B.A. Mr. Hamilton worked as an account representative/coordinator with the marketing firm of Scopes, Garcia and Carlisle, located in Salt Lake City, Utah, for two years ending June 1997. Mr. has worked as a Marketing Associate for City Search of Salt Lake City Utah. Mr. Hamilton was employed as an electronic customer relations manager for Reynolds and Reynolds. Mr. Hamilton is currently employed by Siebl, the worlds leading provider of customer relationship management software.

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

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     The Company believes its officers and directors as well as the 10% shareholder's of the Company have previously filed the required documentation with the Securities and Exchange Commission, however, there is no way for the Company to verify this.

Item 10. Executive Compensation.
--------------------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation
                    Annual Compensation   Awards  Payouts
(a)             (b)   (c)   (d)   (e)    (f)   (g)    (h)   (i)

                                               Secur-
                                               ities         All
Name and   Year or               Other   Rest- Under-  LTIP  Other
Principal  Period   Salary Bonus Annual  ricte dlying  Pay-  Comp-
Position   Ended      ($)   ($)  Compen- Stock Options outs  ensat'n
-----------------------------------------------------------------
Jeff Keith  12/31/00    0     0     0     0      0     0   0
President,  12/31/01    0     0     0  28,571*   0
Director    12/31/02    0     0     0     0      0     0   0

Shane Kirk  12/31/00    0     0     0     0      0     0   0
Secretary   12/31/01    0     0     0  28,571*   0     0   0
and Director12/31/02    0     0     0     0      0     0   0

Quinton
Hamilton,   12/31/00    0     0     0     0      0     0   0
Secretary   12/31/01    0     0     0  28,571*   0     0   0
and Director12/31/02    0     0     0     0      0     0   0

     * These figures take into account the Company's 1 for 175 reverse split, effective December 16, 2002

     ** See the caption "Recent Sales of Unregistered Securities"

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending December 31, 2002, 2001, or 2000, or the period ending on the date of this Report.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as January 20, 2003, with the computations being based upon 345,289 shares of common stock being outstanding. These figures take into account the Company's reverse split which became effective on or about December 16, 2002.


                            Number of Shares           Percentage
Name                      Beneficially Owned           of Class (1)
----------------           ------------------          --------
Quinton Hamilton ...............   28,571               8.4%
2059 E. Royal Harvest Way #21
Salt Lake City, UT  84121

Duane S. Jenson (1) ............   23,997               7.0%
5525 S. 900 E., Suite 110
Salt Lake City, UT  84117

Jeff Keith .....................   28,571               8.4%
4778 S. Hanauer Street
Murray, UT  84107

Shane Kirk .....................   28,571               8.4%
1945 Westminster Avenue
Salt Lake City, UT  84108

Ralph M. Wilkerson (2) .........   80,151              23.5%
45 Dale Drive
Cody, WY  82414

TOTALS:                            189,861             55.7%

     (1) A total of 7,380 of these shares are held by Jenson Services, Inc., a Utah corporation. Due to Mr. Jenson's ownership of Jenson Services, Mr. Jenson may be deemed to be the beneficial owner of all shares held in Jenson Services name.

     (2) A total of 6,182 of these shares are held by Mr. Wilkerson's wife, Shirley A. Wilkerson. Due to their marital relationship, Mr. Wilkerson may be deemed to be the beneficial owner of all shares held in Mrs. Wilkerson's name.

Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of January 30, 2002. These figures take into account the Company's reverse split which became effective on our about December 16, 2002.

                                                 Number of             Percentage of
Name and Address                         Shares Beneficially Owned     of Class *
----------------                         -------------------------     --------
Quinton Hamilton ...........................          28,571                  8.4%
2059 E. Royal Harvest Way #21
Salt Lake City, UT 84121

Jeff Keith .................................          28,571                  8.4%
4778 S. Hanauer Street
Murray, UT 84107

Shane Kirk .................................          28,571                  8.4%
1945 Westminster Avenue
Salt Lake City, UT  84108

TOTALS .....................................         85,713                  25.2%


Changes in Control.
-------------------

     On or about November 5, 2002, the Company signed a non-binding Letter of Intent to exchange shares of the Company's common stock for all of the issued and outstanding shares of Christopher's Original Formulas, Inc., a Nevada corporation. The terms of the share exchange agreement can be found in the Form 8-K Current Report dated November 6, 2002, which was filed with the Securities and Exchange Commission on or about November 8, 2002 and which is incorporated herein by this reference. Upon entering into any binding agreement, the Company will promptly file a Current Report on Form 8K outlining the details of the transaction.the

     Other than the aforementioned, there are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

Transactions with Management and Others.
----------------------------------------

     For a description of transactions between members of management, five percent stockholders, "affiliates", promoters and finders, see the caption "Sales of 'Unregistered' and 'Restricted' Securities Over the Past Three Years" of Item I.

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Reports on Form 8-K.
--------------------

     On or about November 8, 2002, the Company filed an 8-K Current Report with the Securities and Exchange Commission, which is incorporated herein by this reference. The aforementioned 8-K Current Report outlines the terms of Letter of Intent and the Share Exchange Agreement between the Company and Christopher's Original Formula's, Inc.

Exhibits.
---------

     None; Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

     --14C Definitive Information Statement as filed with the Securities and Exchange Commission on or about November 22, 2002, which is incorporated herein by this reference.

     --8K Current Report dated November 6, 2002, as filed with the Securities and Exchange Commission on or about November 8, 2002.

     --Annual Report on Form 10KSB for the fiscal year ended 12-31-01, as filed with the Securities and Exchange Commission on or about April 1, 2002.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Seven Ventures, Inc.



Date:  2-10-03                         By/S/ Jeff W. Keith
                                       President and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                        Seven Ventures, Inc.



Date:  2-10-03                          By/S/Jeff W. Keith
                                        President and Director



Date:  2/8/03                           By/S/Shane Kirk
                                        Secretary/Treasurer and Director

                           CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Jeff W. Keith, President of Seven Ventures, Inc. (the "Registrant"), certify that:

     1. I have reviewed this Annual Report on Form 10-KSB of the Registrant;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

          c)  presented  in  this  Annual  Report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  2/10/03          Signature:  By/S/Jeff W. Keith
                                     Jeff W. Keith
                                     President

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I,  Shane  Kirk,   Secretary/Treasurer   of  Seven   Ventures,   Inc.  (the
"Registrant"), certify that:

     1. I have reviewed this Annual Report on Form 10-KSB of the Registrant;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

          c)  presented  in  this  Annual  Report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  2/8/03                      Signature:  By/S/Shane Kirk
                                                Shane Kirk
                                                Secretary/Tresurer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Seven Ventures, Inc. (the "Registrant") on Form 10-KSB for the year ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report"), We, Jeff W. Keith, President and director and Shane Kirk, Secretary, Treasurer and director of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Annual Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Annual Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.



By/S/Jeff W. Keith
Jeff W. Keith
President
director

Dated this 10th day of February, 2003



By/S/Shane Kirk
Shane Kirk
Secretary
Treasurer
Director

Dated this 8th day of February, 2003