Form 10QSB
period 2003-06-30
SEVEN VENTURES INC
filed 2003-07-17
CIK 779956

U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ------------------


                         Commission File No. 33-1026-D
                         -----------------------------

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

                              None; Not Applicable.
                              ---------------------
         (Former name or Former Address, if changed since last Report)


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

                                July 11, 2003
                              Common Voting Stock
                                    345,123


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

                                               SEVEN VENTURES, INC.
                                                BALANCE SHEETS
                                     June 30, 2003 and December 31, 2002

                                                                           06/30/2003            12/31/2002
                                                                        -----------------     -----------------
                                                                          [Unaudited]
                                                    ASSETS

Assets ..................................................................   $       0            $       0

                                                                            ---------            ---------
           Total Assets .................................................   $       0            $       0
                                                                            =========            =========

                                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
      Accounts payable ..................................................   $   5,969           $   5,969
      Loans from stockholders ...........................................   $  16,215           $  13,173
                                                                            ---------            ---------
           Total Current Liabilities ....................................      22,184              19,142

           Total Liabilities ............................................      22,184              19,142
                                                                            ---------            ---------

Stockholders' Deficit:
      Preferred Stock - 5,000,000 shares authorized having
           a par value of $0.001 per share; no shares
           issued and outstanding
      Common Stock, $.0001 par value;
           authorized 250,000,000 shares; issued and
           outstanding, 345,823 .........................................         345                 345
      Additional Paid-in Capital ........................................     602,878             602,878
      Accumulated deficit prior to development stage ....................    (601,723)           (601,723)
      Deficit accumulated during the development stage ..................     (23,684)            (20,642)


           Total Stockholders' Deficit ..................................     (22,184)           (19,142)

                                                                            ---------           ---------
           Total Liabilities and Stockholders' Deficit ..................   $       0           $       0

                                                                            =========           =========

NOTE TO FINANCIAL STATEMENTS:

     Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The December 31, 2002 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.


                                                SEVEN VENTURES, INC.
                                              STATEMENTS OF OPERATIONS
                          For the Three and Six Month Periods Ended June 30, 2003 and 2002
                    and for the period from Reactivation [November 1, 1999] through June 30, 2003



                                                Three Months       Three Months      Six Months      Six Months       Reactivation
                                                    Ended             Ended            Ended           Ended            Through
                                                 06/30/2003         06/30/2002       06/30/2003      06/30/2002        06/30/2003
                                              ----------------   ---------------   -------------   -------------   -----------------
                                                 [Unaudited]       [Unaudited]        [Unaudited]     [Unaudited]     [Unaudited]

REVENUE
     Income                                 $               0  $              0  $            0  $            0  $                0
                                              ----------------   ---------------   -------------   -------------   -----------------
NET REVENUE                                                 0                 0               0               0                   0

General and Administrative                                275             5,552           3,042           6,929              23,684

Net Income Before Taxes                     $            (275) $         (5,552) $       (3,042) $       (6,929) $          (23,684)
                                              ================   ===============   =============   =============   =================

Income/Franchise taxes                                      0                 0               0               0                   0

Net loss                                                 (275)           (5,552)         (3,042)         (6,929)            (23,684)

Loss Per Share                              $           (0.01) $          (0.02) $        (0.01) $        (0.02) $            (0.08)
                                              ================   ===============   =============   =============   =================

Weighted Average Shares Outstanding                   345,123           345,123         345,123         345,123             306,337
                                              ================   ===============   =============   =============   =================


                                            SEVEN VENTURES, INC.
                                          STATEMENTS OF CASH FLOWS
                      For the Three and Six Month Periods Ended June 30, 2003 and 2002
                and for the period from Reactivation [November 1, 1999] through June 30, 2003

                                                 Three Months    Three Months     Six Months      Six Months    Reactivation
                                                    Ended           Ended           Ended           Ended        Through
                                                  06/30/2003      06/30/2002      06/30/2003      06/30/2002    06/30/2003
                                                 -------------   -------------   -------------   -------------  -----------
                                                   [Unaudited]     [Unaudited]     [Unaudited]    [Unaudited]   [Unaudited]

Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                       $         (275) $       (5,552) $       (3,042) $       (6,929)$    (23,684)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Stock Issued for Services                                 0               0               0               0        3,000
    Increase/(Decrease) in Current Liabilities              275           5,552           3,042           6,929       20,684
                                                   -------------   -------------   -------------   -------------  -----------
      Net Cash Used For Operating Activities                  0               0               0               0            0
                                                   =============   =============   =============   =============  ===========

Cash Flows Provided by Financing Activities
-------------------------------------------

      Net Increase In Cash                                    0               0               0               0            0

      Beginning Cash Balance                                  0               0               0               0            0

      Ending Cash Balance                       $             0 $             0 $             0 $             0 $          0
                                                   -------------   -------------   -------------   -------------  -----------


Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending June 30, 2003, or for at least the past twelve calendar years. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potentail business venture. If additional moneys are needed, they may be advanced by management or principal stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan will not exceed $50,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company has not begun seeking any acquisition.

Results of Operations.

     During the quarterly period ended June 30, 2003, the Company had no business operations. During this period, the Company received total revenues of $0 and had a loss of $275.

Liquidity.

     At June 30, 2003, the Company had total current assets of $0 and total liabilities of $22,184.

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


                                Seven Ventures, Inc.


Date:7-17-03                    By/S/ Jeff W. Keith
                                Jeff W. Keith
                                President and Director



Date:7-16-03                    By/S/ Shane Kirk
                                Shane Kirk
                                Secretary, Treasurer and Director

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



Dated:7-17-03                      Signature:  By/S/ Jeff W. Keith
                                               ---------------------------
                                               Jeff W. Keith
                                               President and Director

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



Dated:7-16-03                     Signature:   By/S/ Shane Kirk
                                               ---------------------
                                               Shane Kirk
                                               Secretary, Treasurer and Director

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly report of Seven Ventures, Inc., (the "Company") on Form 10-QSB for the quarterly period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof, (the "Report"), I(We), Jeff W. Keith, President and Director and Shane Kirk, Secretary, Treasurer and Director of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


By/S/ Jeff W. Keith
------------------------------
Jeff W. Keith
President and Director
Dated this 17th day of July, 2003.



By/S/ Shane Kirk
-------------------------------
Shane Kirk
Secretary, Treasurer and Director
Dated this 16th day of July, 2003.