Form 10QSB
period 2003-09-30
SEVEN VENTURES INC
filed 2003-11-13
CIK 779956

U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2003

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

                               October 11, 2003
                              Common Voting Stock
                                    345,123


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

                                               SEVEN VENTURES, INC.
                                                BALANCE SHEETS
                                  September 30, 2003 and December 31, 2002

                                                                           09/30/2003            12/31/2002
                                                                        -----------------     -----------------
                                                                          [Unaudited]
                                                    ASSETS

Assets ..................................................................   $       0            $       0

                                                                            ---------            ---------
           Total Assets .................................................   $       0            $       0
                                                                            =========            =========

                                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
      Accounts payable ..................................................   $   5,969           $   5,969
      Loans from stockholders ...........................................   $  16,755           $  13,173
                                                                            ---------            ---------
           Total Current Liabilities ....................................      22,724              19,142

           Total Liabilities ............................................      22,724              19,142
                                                                            ---------            ---------

Stockholders' Deficit:
      Preferred Stock - 5,000,000 shares authorized having
           a par value of $0.001 per share; no shares
           issued and outstanding
      Common Stock, $.0001 par value;
           authorized 250,000,000 shares; issued and
           outstanding, 345,123 .........................................         345                 345
      Additional Paid-in Capital ........................................     602,878             602,878
      Accumulated deficit prior to development stage ....................    (601,723)           (601,723)
      Deficit accumulated during the development stage ..................     (24,224)            (20,642)


           Total Stockholders' Deficit ..................................     (22,724)           (19,142)

                                                                            ---------           ---------
           Total Liabilities and Stockholders' Deficit ..................   $       0           $       0

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


                                                SEVEN VENTURES, INC.
                                              STATEMENTS OF OPERATIONS
                       For the Three and Nine Month Periods Ended September 30, 2003 and 2002
                 and for the period from Reactivation [November 1, 1999] through September 30, 2003



                                                Three Months       Three Months     Nine Months     Nine Months       Reactivation
                                                    Ended             Ended            Ended           Ended            Through
                                                 09/30/2003         09/30/2002       09/30/2003      09/30/2002        06/30/2003
                                              ----------------   ---------------   -------------   -------------   -----------------
                                                 [Unaudited]       [Unaudited]        [Unaudited]     [Unaudited]     [Unaudited]

REVENUE
     Income                                 $               0  $              0  $            0  $            0  $                0
                                              ----------------   ---------------   -------------   -------------   -----------------
NET REVENUE                                                 0                 0               0               0                   0

General and Administrative                                540               459           3,582           7,388              24,224

Net Income Before Taxes                     $            (540) $           (459) $       (3,582) $       (7,388) $          (24,224)
                                              ================   ===============   =============   =============   =================

Income/Franchise taxes                                      0                 0               0               0                   0

Net loss                                                 (540)             (459)         (3,582)         (7,388)            (24,224)

Loss Per Share                              $           (0.01) $          (0.01) $        (0.01) $        (0.01) $            (0.01)
                                              ================   ===============   =============   =============   =================

Weighted Average Shares Outstanding                   345,123           345,123         345,123         345,123             310,428
                                              ================   ===============   =============   =============   =================


                                            SEVEN VENTURES, INC.
                                          STATEMENTS OF CASH FLOWS
                   For the Three and Nine Month Periods Ended September 30, 2003 and 2002
             and for the period from Reactivation [November 1, 1999] through September 30, 2003

                                                 Three Months    Three Months    Nine Months     Nine Months    Reactivation
                                                    Ended           Ended           Ended           Ended        Through
                                                  09/30/2003      09/30/2002      09/30/2003      09/30/2002    06/30/2003
                                                 -------------   -------------   -------------   -------------  -----------
                                                   [Unaudited]     [Unaudited]     [Unaudited]    [Unaudited]   [Unaudited]

Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                       $         (540) $         (459) $       (3,582) $       (7,388)$    (24,224)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Stock Issued for Services                                 0               0               0               0            0
    Increase/(Decrease) in Current Liabilities              540             459           3,582           7,388       24,224
                                                   -------------   -------------   -------------   -------------  -----------
      Net Cash Used For Operating Activities                  0               0               0               0            0
                                                   =============   =============   =============   =============  ===========

Cash Flows Provided by Financing Activities
-------------------------------------------

      Net Increase In Cash                                    0               0               0               0            0

      Beginning Cash Balance                                  0               0               0               0            0

      Ending Cash Balance                       $             0 $             0 $             0 $             0 $          0
                                                   -------------   -------------   -------------   -------------  -----------


Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending September 30, 2003, or for at least the past twelve calendar years. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     During the quarterly period ended September 30, 2003, the Company had no business operations. During this period, the Company received total revenues of $0 and had a loss of $540.

Liquidity.

     At September 30, 2003, the Company had total current assets of $0 and total liabilities of $22,724.

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


                                Seven Ventures, Inc.


Date: 11-6-03                   By/S/ Jeff W. Keith
                                Jeff W. Keith
                                President and Director



Date: 11-6-03                   By/S/ Shane Kirk
                                Shane Kirk
                                Secretary, Treasurer and Director

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



Dated: 11-6-03                      Signature: By/S/ Jeff W. Keith
                                               ---------------------------
                                               Jeff W. Keith
                                               President and Director

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



Dated: 11-6-03                    Signature:   By/S/ Shane Kirk
                                               ---------------------
                                               Shane Kirk
                                               Secretary, Treasurer and Director

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly report of Seven Ventures, Inc., (the "Company") on Form 10-QSB for the quarterly period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof, (the "Report"), I(We), Jeff W. Keith, President and Director and Shane Kirk, Secretary, Treasurer and Director of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


By/S/ Jeff W. Keith
------------------------------
Jeff W. Keith
President and Director
Dated this 6th day of November, 2003.



By/S/ Shane Kirk
-------------------------------
Shane Kirk
Secretary, Treasurer and Director
Dated this 6th day of November, 2003.