Form 10KSB
period 2003-12-31
SEVEN VENTURES INC
filed 2004-03-29
CIK 779956

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549


                                   FORM 10-KSB


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 2003
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

     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

            State Issuer's revenues for its most recent fiscal year:
                              December 31, 2003 - $3,026.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     December 31, 2003 - $152. There are approximately 152,889 shares of common voting stock of the Company held by non-affiliates. Because there has been no "public market" for the Company's common stock during the past five years, the Company has arbitrarily valued these shares at par value of $0.001 per share.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)

     None; Not applicable

                          (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                December 31, 2003
                                    340,823

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

Prior to December 31, 2002.
---------------------------

     See the Company's 10KSB Annual Report for the year ended December 31, 2002, which was previously filed with the Securities and Exchange Commission and which is incorporated herein by this reference.

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

     On or about March 27, 2003, the Company abandoned its Letter of Intent with Christopher's Original Formulas, Inc., a Nevada Corporation.

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

     None; Not Applicable.
                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

Market Information.
-------------------

     Currently, the Company's common stock is listed on the OTC Bulletin Board of the National Association of Securities Dealers ("NASD"), under the symbol
(SVVI); however, management does not expect any public market to develop unless and until the Company completes an acquisition or merger. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained.

Holders.
--------

     The number of record holders of the Company's common stock as of December 31, 2003, is approximately 170.

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

Sales of "Unregistered" and "Restricted" Securities Over The Past Three Years.
------------------------------------------------------------------------------

     On February 20, 2001, the Company issued 28,572 shares of "unregistered" and "restricted" shares of common stock to each of its officers and directors; Jeff Keith, Quinton Hamilton and Shane Kirk, for a total issuance of 85,716 shares. These shares were issued for services at par value of $0.001. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

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

     On or about March 27, 2003, the Company abandoned its Letter of Intent with Christopher's Original Formulas, Inc., a Nevada corporation.

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

Results of Operations.
----------------------

     The Company has had no material operations for over five years. The Company incurred income of $3,026, for the year ended December 31, 2003; and ($8,925) for the year ended December 31, 2002. Primarily all of these expenses were utilized for attorney's fees and accounting fees.

    Other than seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years, or in the last five years.

     At December 31, 2003, the Company's had no assets. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
---------

     During  the  year  ended  December  31,  2003,   advances  by  a  principal
stockholder amounted to $2,943; the amount of $8,925 was similarly contributed during the year ended December 31, 2002.

Item 7.  Financial Statements.
------------------------------

Independent Auditors' Report

Balance Sheet -- December 31, 2003

Statements of Operations for the years ended December 31, 2003 and 2002, and for the period from Reactivation [November 1, 1999] through December 31, 2003

Statements of Stockholders' Deficit for the period from Reactivation [November 1, 1999] through December 31, 2003

Statements of Cash Flows for the years ended December 31, 2003 and 2002, and for the period from Reactivation [November 1, 1999] through December 1, 2003

Notes to Financial Statements

                                      Seven Ventures, Inc.
                                 [A Development Stage Company]
                      Financial Statements and Independent Auditors' Report
                                        December 31, 2003


                                      Seven Ventures, Inc.
                                  [A Development Stage Company]
                                        TABLE OF CONTENTS


                                                                                                                            Page

Independent Auditors' Report                                                                                                  1

Balance Sheet -- December 31, 2003                                                                                            2

Statements of Operations for the years ended December 31, 2003 and 2002, and for the period from Reactivation [November 1, 1999] through December
31, 2003                                                                                                                      3

Statements of Stockholders' Deficit for the period from Reactivation
[November 1, 1999] through December 31, 2003                                                                                  4

Statements of Cash Flows for the years ended December 31, 2003 and 2002, and for the period from Reactivation [November 1, 1999] through December
1, 2003                                                                                                                      5

Notes to Financial Statements                                                                                              6 -- 8


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Seven Ventures, Inc. [a development stage company]


     We have audited the accompanying balance sheet of Seven Ventures, Inc. [a development stage company] as of December 31, 2003, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2003 and 2002, and for the period from Reactivation [November 1, 1999] through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seven Ventures, Inc. [a development stage company] as of December 31, 2003, and the results of operations and cash flows for the years ended December 31, 2003 and 2002, and for the period from reactivation through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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



Mantyla McReynolds
Salt Lake City, Utah
March 5, 2004



                                      Seven Ventures, Inc.
                                  [A Development Stage Company]
                                          Balance Sheet
                                        December 31, 2003


                                             ASSETS


Assets
         Total Current Assets                                                  $                 0
                                                                                 ------------------
                       Total Assets                                            $                 0
                                                                                 ==================

                              LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
  Current Liabilities:
     Loan from shareholders - Note 4                                           $             16,116
                                                                                 ------------------
        Total Current Liabilities                                                            16,116

         Total Liabilities                                                                   16,116


Stockholders' Deficit:
 Preferred Stock - 5,000,000 shares authorized having a
par value of $.001 per share; no shares issued and
outstanding                                                                                      0
 Common Stock -  250,000,000 shares authorized having
a par value of $.001 per share; 340,823 shares issued
 and outstanding - Note 5                                                                      340
 Additional paid-in Capital                                                                602,883
 Accumulated deficit prior to development stage                                           (601,723)
 Deficit accumulated during the development stage                                          (17,616)
                                                                                 ------------------
                Total Stockholders' Deficit                                                (16,116)
                                                                                 ------------------
        Total Liabilities and Stockholders' Deficit                            $                 0
                                                                                 ==================



                        See accompanying notes to financial statements.



                                      Seven Ventures, Inc.
                                 [A Development Stage Company]
                                    Statements of Operations
      For the years ended December 31, 2003 and 2002, and for the period from Reactivation
                          [November 1, 1999] through December 31, 2003


                                                      Year                Year             Reactivation
                                                     ended                ended               through
                                                    December            December             December
                                                    31, 2003            31, 2002             31, 2003
                                                 --------------      ---------------      ---------------
Revenues                                       $             0     $              0   $                0

General & Administrative Expenses                        2,943                8,925               23,585

Other Income / Expense
                                                 --------------      ---------------      --------------
             Operating Income                           (2,943)              (8,925)             (23,585)

      Relief of Debt - Note 6                            5,969                                     5,969
                                                 --------------      ---------------      --------------
      Net Income Before Income Taxes                     3,026               (8,925)             (17,616)

Current Year Provision for Income Taxes                      0                    0                    0
                                                 --------------      ---------------      ---------------

Net Income                                     $         3,026     $         (8,925)  $          (17,616)
                                                 ==============      ===============      ===============


Income Per Share                               $          0.01     $          (0.03)  $            (0.06)
                                                 ==============      ===============      ===============

Weighted Average Shares Outstanding                     340,823              340,823              311,029
                                                 ==============      ===============      ===============





                        See accompanying notes to financial statements.



                                      Seven Ventures, Inc.
                                 [A Development Stage Company]
                              Statements of Stockholders' Deficit
         For the period from Reactivation [November 1, 1999] through December 31, 2003


                                                             Additional                             Net
                               Common          Common          Paid-in        Accumulated      Stockholders'
                               Shares           Stock          Capital          Deficit           Deficit
                            ------------     ----------     ------------     -------------     -------------
Balance at reactivation,
[November 1, 1999]            44,627,491 $      44,627  $       555,596  $       (601,723) $         (1,500)
Reverse split effective December
16, 2002                    (44,368,082)       (44,368)           44,368
Net loss for the period
November 1, 1999 through
December 31, 1999                                                                       0                  0
                            ------------     ----------     ------------     -------------     -------------
Balance, December 31, 1999       259,409            259          599,964         (601,723)           (1,500)
Net loss for year ended
December 31, 2000                                                                  (5,269)           (5,269)
                            ------------     ----------     ------------     -------------     -------------
Balance, December 31, 2000       259,409            259          599,964         (606,992)           (6,769)
Issued common stock for
services at $0.0002               85,714             86            2,914                               3,000
Net loss for year ended
December 31, 2001                                                                  (6,448)           (6,448)
                            ------------     ----------     ------------     -------------     -------------
Balance, December 31, 2001       345,123            345          602,878         (613,440)          (10,217)
Net loss for year ended
December 31, 2002                                                                  (8,925)           (8,925)
                            ------------     ----------     ------------     -------------     -------------
Balance, December 31, 2002       345,123 $          345 $        602,878 $       (622,365) $        (19,142)
Net income for the year
ended December 31, 2003                                                             3,026             3,026
                            ------------     ----------     ------------     -------------     -------------
Rounding for prior
reverse split                                        (5)               5

Balance,December 31, 2003        345,123            340          602,883         (619,339)          (16,116)
                            ============     ==========     ============     =============     =============

                         See accompanying notes to financial statements.



                                      Seven Ventures, Inc.
                                  [A Development Stage Company]
                                    Statements of Cash Flows
      For the years ended December 31, 2003 and 2002, and for the period from Reactivation
                          [November 1, 1999] through December 31, 2003


                                                             Year            Year          Reactivation
                                                             ended           ended            through
                                                           December        December          December
                                                           31, 2003        31, 2002          31, 2003
                                                         ------------     -----------      -------------
Cash Flows Provided by/(Used for) Operating Activities
Net Income (Loss)                                              3,026  $       (8,925)  $        (17,616)
Adjustments to reconcile net income to net cash provided
by
 operating activities:
     Issued stock for services                                      0              0              3,000
     Increase in current liabilities                           (5,969)         5,969             (1,500)
     Increase in shareholder loan                               2,943          2,956             16,116
                                                         ------------     -----------      -------------
       Net Cash Used for Operating Activities                       0              0                  0

           Net Increase/(Decrease) in Cash                          0              0                  0

Beginning Cash Balance                                              0              0                  0
                                                         ------------     -----------      -------------

Ending Cash Balance                                    $            0  $           0    $             0

                                                         ============     ===========      =============

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest               $            0  $           0    $             0
  Cash paid during the year for income taxes                        0              0                  0
                                                         ============     ===========      =============


                         See accompanying notes to financial statements.

                              Seven Ventures, Inc.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                December 31, 2003

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

     The financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles. The following summarizes the more significant of such policies:

     (b) Income Taxes

     The Company applies the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Prior years' financial statements have not been restated to apply the provisions of the Statement. The cumulative effect of this change in accounting for income taxes as of December 31, 2003 is $0 due to the valuation allowance established as described in Note 3.

     (c) Net Loss Per Common Share

     In accordance with Financial Accounting Standards No. 128, "Earnings Per Share," basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. There are no common stock equivalents as of December 31, 2003.

                              Seven Ventures, Inc.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                December 31, 2003
                                   [Continued]

NOTE 1         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               [continued]

     (d) Statement of Cash Flows

     For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $0 cash at December 31, 2003.

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


NOTE 2         LIQUIDITY/GOING CONCERN

     The Company has accumulated losses since inception amounting to $619,339, including $17,616 since reactivation. It has no assets and has a net working capital deficiency at December 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     Management  plans include finding a  well-capitalized  merger  candidate to
recommence  its  operations.   The  financial  statements  do  not  include  any
adjustments that might result from the outcome of this uncertainty.


NOTE 3         INCOME TAXES

     Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire at various times through 2023. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

                              Seven Ventures, Inc.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                December 31, 2002
                                   [Continued]


                                             NOL
Description                                Balance          Tax           Rate
   Federal Income Tax                          $17,616        $2,642      15%
   Valuation allowance                                        (2,642)
                                                       -------------
        Deferred tax asset 12/31/2003                             $0

     The allowance has increased $454 from $3,096, as of December 31, 2002 due to the Company's ability to utilize a portion of their net operating loss carryforward.


NOTE 4         RELATED PARTY TRANSACTIONS

     During the reactivation period through December 31, 2003, stockholders have paid operating expenses on behalf of the Company in the amount of $16,116. The Company has recorded a liability for these expenses to the stockholders. The unsecured loan bears no interest and is due on demand.


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


NOTE 6         RELIEF OF DEBT

     On December 31, 2003, the Company had accrued a liability for attorney fees, of $5,969 associated with a Letter of Intent proposing an agreement and plan of reorganizatin with Christopher's Original Formulas, Inc. In 2003, the agreement failed to consummate. Christopher's paid the attorney fees on behalf of the Company.

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


                                   Date of         Date of
                    Positions    Election or     Termination
Name                  Held       Designation   or Resignation
----                  ----       -----------   --------------
Jeff Keith ..........President,       11/99       *
                     Director

Shane Kirk ..........Secretary,       11/99       *

Quinton Hamilton ....Treasurer        11/99       *
                     Director



     * These persons presently serve in the capacities indicated.

Business Experience.
--------------------

     Jeff Keith, President and director, is 32 years old. Mr. Keith graduated from the University of Utah in 1995 with a B.S. in Communications. Mr. Keith worked as a Business Manager for Acosta Sales and Marketing from January 1998 to October 2000. Mr. Keith is currently an Account Executive for Hormel Foods Corporation.

     Shane Kirk, Secretary and director, is 31 years old. Mr. Kirk graduated from the University of Utah in 1995 with a B.A. in Communications. Mr. Kirk has been employed by Market Logic, Inc. as a Manager of Manufacturer Sales since November 1998. Previously, Mr. Kirk worked for A-1 International Foods in various positions from January 1996 to 1998.

     Quinton Hamilton, Treasurer and director, is 33 years old. Mr. Hamilton attended the University of Utah from 1990 to 1995, at which time he graduated with a B.A. Mr. Hamilton worked as an account representative/coordinator with the marketing firm of Scopes, Garcia and Carlisle, located in Salt Lake City, Utah, for two years ending June 1997. Mr. has worked as a Marketing Associate for City Search of Salt Lake City Utah. Mr. Hamilton was employed as an electronic customer relations manager for Reynolds and Reynolds. Mr. Hamilton is currently employed by Siebl, the worlds leading provider of customer relationship management software.

Committees
----------

     There are no established committees.


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

Code of Ethics.
---------------

     The Company is in the process of adopting a Code of Ethics for our executive officers. We expect to adopt such a Code of Ethics at our next Board of Directors meeting.

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

Item 10. Executive Compensation.
--------------------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation
                    Annual Compensation   Awards  Payouts
(a)             (b)   (c)   (d)   (e)    (f)   (g)    (h)   (i)

                                               Secur-
                                               ities         All
Name and   Year or               Other   Rest- Under-  LTIP  Other
Principal  Period   Salary Bonus Annual  ricte dlying  Pay-  Comp-
Position   Ended      ($)   ($)  Compen- Stock Options outs  ensat'n
-----------------------------------------------------------------
Jeff Keith  12/31/01    0     0     0  28,571*   0     0   0
President,  12/31/02    0     0     0     0      0
Director    12/31/03    0     0     0     0      0     0   0

Shane Kirk  12/31/01    0     0     0  28,571*   0     0   0
Secretary   12/31/02    0     0     0     0      0     0   0
and Director12/31/03    0     0     0     0      0     0   0

Quinton
Hamilton,   12/31/01    0     0     0  28,571*   0     0   0
Secretary   12/31/02    0     0     0     0      0     0   0
and Director12/31/03    0     0     0     0      0     0   0

     * These figures take into account the Company's 1 for 175 reverse split, effective December 16, 2002

     ** See the caption "Recent Sales of Unregistered Securities"

     Other than the aforementioned, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending December 31, 2003, 2002, or 2001, or the period ending on the date of this Report.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of December 31, 2003, with the computations being based upon 340,823 shares of common stock being outstanding. These figures take into account the Company's reverse split which became effective on or about December 16, 2002.


                            Number of Shares           Percentage
Name                      Beneficially Owned           of Class (1)
----------------           ------------------          --------
Quinton Hamilton ...............   28,571               8.4%
2059 E. Royal Harvest Way #21
Salt Lake City, UT  84121

Duane S. Jenson (1) ............   19,505               5.7%
5525 S. 900 E., Suite 110
Salt Lake City, UT  84117

Jeff Keith .....................   28,571               8.4%
4778 S. Hanauer Street
Murray, UT  84107

Shane Kirk .....................   28,571               8.4%
1945 Westminster Avenue
Salt Lake City, UT  84108

Ralph M. Wilkerson (2) .........   80,151              23.5%
45 Dale Drive
Cody, WY  82414

TOTALS:                            185,368             54.3%

     (1) A total of 2,905 of these shares are held by Jenson Services, Inc., a Utah corporation. Due to Mr. Jenson's ownership of Jenson Services, Mr. Jenson may be deemed to be the beneficial owner of all shares held in Jenson Services name.

     (2) A total of 6,182 of these shares are held by Mr. Wilkerson's wife, Shirley A. Wilkerson. Due to their marital relationship, Mr. Wilkerson may be deemed to be the beneficial owner of all shares held in Mrs. Wilkerson's name.

Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of December 31, 2003. These figures take into account the Company's reverse split which became effective on our about December 16, 2002.

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

     On or about March 27, 2003, the Company abandoned its Letter of Intent proposal with Christopher's Original Formulas, Inc., a Nevada corporation.

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

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Reports on Form 8-K.
--------------------

     On or about March 27 2003, the Company filed an amended 8-K Current Report with the Securities and Exchange Commission, which is incorporated herein by this reference. The aforementioned 8-K Current Report, as amended, announced the Company had abandoned its Letter of Intent proposal with Christopher's Original Formula's, Inc., a Nevada corporatin.

Exhibits.
---------

     None; Not Applicable

Item 14.  Controls and Procedures.
----------------------------------

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participatin of our President and Secretary/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Secretary/Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon cetain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Item 15.  Principal Accounting Fees and Services.
-------------------------------------------------

     The Following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended December 31, 2003 and 2002:

        Fee category                            2003            2002
        ------------                            ----            ----

        Audit fees                            $ 1,616         $ 1,328

        Audited-related fees                  $   880         $   662

        Tax fees                              $   175         $   200

        All other fees                        $     0         $     0
                                                -----           -----
        Total fees                            $ 2,671         $ 2,190

     Audit Fees. Consists of fees for professional services rendered by our principal accountants for the audit of the Company's annual financial statements and review of the financial statements included in the Company's Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

     Audit-related fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit fees."

     Tax fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

     All other fees. Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees," and "Tax fees" above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.
---------------------------------

     The Company has not adopted an Audit Committee, therefore, there is no Audit Committee policy in this regard. However, the Company does not require approval in advance of the performance of professional services to be provided to the Company by its principal accountant. Additionally, all services rendered by our principal acountant are performed pursuant to a written engagement letter between us and the principal accountant.


DOCUMENTS INCORPORATED BY REFERENCE

     --14C Definitive Information Statement as filed with the Securities and Exchange Commission on or about November 22, 2002, which is incorporated herein by this reference.

     --8K Current Report dated November 6, 2002, as filed with the Securities and Exchange Commission on or about November 6, 2002.

     --8K Current Report, as amended, dated March 27, 2003, as filed with the Securities and Exchange Commission on or about March 27, 2003.

     --Annual Report on Form 10KSB for the fiscal year ended 12-31-01, as filed with the Securities and Exchange Commission on or about April 1, 2002.

     --Annual Report on Form 10KSB for the fiscal year ended 12-31-02, as filed with the Securities and Exchange Commission on or about April 1, 2002.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Seven Ventures, Inc.



Date:  3-23-04                         By/S/ Jeff W. Keith
                                       President and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                        Seven Ventures, Inc.



Date:  3-23-04                          By/S/Jeff W. Keith
                                        President and Director



Date:  3/23/04                          By/S/Shane Kirk
                                        Secretary/Treasurer and Director

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

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"), and presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures; and

          c) disclosed in this Annual Report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter, that has materialy affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls over financial reporting.



Dated:  3-23-04                          Signature: Jeff W. Keith
        -----------------                          -----------------------
                                                   Jeff W. Keith
                                                   President

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Shane T. Kirk, Secretary, Treasurer of Seven Ventures, Inc. (the "Registrant"), certify that:

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

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"), and presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures; and

          c) disclosed in this Annual Report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter, that has materialy affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls over financial reporting.



Dated:  3-23-04                     Signature:  By/S/ Shane T.Kirk
        -----------------                       -----------------
                                                Shane T. Kirk
                                                Secretary,Treasurer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Seven Ventures, Inc.(the "Registrant") on Form 10-KSB for the year ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report"), We, Jeff W. Keith, President and director and Shane T. Kirk, Secretary,Treasurer and director of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Annual Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Annual Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.


By/S/ Jeff W. Keith
-----------------
Jeff W. Keith
President and Director
Dated this 23rd day of March, 2004


By/S/ Shane T. Kirk
-----------------
Shane T. Kirk
Secretary, Treasurer and Director
Dated this 23rd day of March, 2004