Form 10QSB
period 2004-03-31
SEVEN VENTURES INC
filed 2004-04-27
CIK 779956

U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2004

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

                               April 26, 2004
                              Common Voting Stock
                                    340,823


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

                                               SEVEN VENTURES, INC.
                                                BALANCE SHEETS
                                    March 31, 2004 and December 31, 2003

                                                                           03/31/2004            12/31/2003
                                                                        -----------------     -----------------
                                                                          [Unaudited]
                                                    ASSETS

Assets ..................................................................   $       0            $       0

                                                                            ---------            ---------
           Total Assets .................................................   $       0            $       0
                                                                            =========            =========

                                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
      Accounts payable ..................................................   $       0           $       0
      Loans from stockholders ...........................................   $  22,332           $  16,116
                                                                            ---------            ---------
           Total Current Liabilities ....................................      22,332              16,116

           Total Liabilities ............................................      22,332              16,116
                                                                            ---------            ---------

Stockholders' Deficit:
      Preferred Stock - 5,000,000 shares authorized having
           a par value of $0.001 per share; no shares
           issued and outstanding
      Common Stock, $0.001 par value;
           authorized 250,000,000 shares; issued and
           outstanding, 340,823 .........................................         340                 340
      Additional Paid-in Capital ........................................     602,882             602,882
      Accumulated deficit prior to development stage ....................    (601,723)           (601,723)
      Deficit accumulated during the development stage ..................     (23,832)            (17,616)


           Total Stockholders' Deficit ..................................     (22,332)            (16,116)

                                                                            ---------           ---------
           Total Liabilities and Stockholders' Deficit ..................   $       0           $       0

                                                                            =========           =========

NOTE TO FINANCIAL STATEMENTS:

     Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The December 31, 2003 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.


                                                SEVEN VENTURES, INC.
                                              STATEMENTS OF OPERATIONS
                          For the Three Month Periods Ended March 31, 2004 and 2003
                    and for the period from Reactivation [November 1, 1999] through March 31, 2004



                                                Three Months       Three Months             Reactivation
                                                    Ended             Ended                   Through
                                                 06/30/2003         06/30/2002               06/30/2003
                                              ----------------   ---------------         -----------------
                                                 [Unaudited]       [Unaudited]              [Unaudited]

REVENUE
     Income                                 $               0  $              0  $                0
                                              ----------------   ---------------   -----------------
NET REVENUE                                                 0                 0                   0

General and Administrative                              6,216             2,767              29,801

Net Income Before Taxes                     $          (6,216) $         (2,767) $          (29,801)
                                              ================   ===============   =================

Income/Franchise taxes                                      0                 0               5,969

Net loss                                               (6,216)           (2,767)            (23,832)

Loss Per Share                              $           (0.02) $          (0.01) $            (0.07)
                                              ================   ===============   =================

Weighted Average Shares Outstanding                   340,823           340,823             318,092
                                              ================   ===============   =================


                                            SEVEN VENTURES, INC.
                                          STATEMENTS OF CASH FLOWS
                      For the Three  Month Periods Ended March 31, 2004 and 2003
                and for the period from Reactivation [November 1, 1999] through March 31, 2004

                                                 Three Months    Three Months     Reactivation
                                                    Ended           Ended           Through
                                                  03/31/2004      03/31/2004       03/31/2004
                                                 -------------   -------------   -----------
                                                   [Unaudited]     [Unaudited]     [Unaudited]

Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                       $       (6,216) $     (2,767)  $  (23,832)
  Adjustments to reconcile net loss to net cash
    used in operating activities:

    Issued stock for Services                                                        3,000
    Increase/(Decrease) in current liabilities                0             0       (1,500)
    Increase/(Decrease) in loans from shareholder         6,216         2,767       22,332
                                                   -------------   -------------  -----------
      Net Cash Used For Operating Activities                  0             0            0
                                                   =============   =============  ===========

Cash Flows Provided by Financing Activities
-------------------------------------------

      Net Increase In Cash                                    0             0            0

      Beginning Cash Balance                                  0             0            0

      Ending Cash Balance                       $             0 $           0 $          0
                                                   -------------   ------------- ------------

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending March 31, 2004, or for the past twelve calendar years.

     On or about April 15, 2004, subsequent to the period covered by this Quarterly Report, the Company announced that it has entered a Merger Agreement with Check Services, Inc. Pending fulfillment of certain conditions, the Company anticipates closing the merger in mid May.

     Check Services, Inc.("Chex")was organized as a Minnesota corporation in July 1992. Chex was formed to provide comprehensive cash access services to casinos, and other gaming establishments, while also marketing their products a la carte to other establishments in the casino, entertainment, and hospitality industries.

     Chex's total funds transfer system allows casino patrons to access cash through check cashing, credit/debit card cash advances, automated teller machines and wire transfers. Chex's check and credit card advance systems allow it to compile detailed demographic data about patrons that utilize these services. The collected patron demographic data is then provided to the casino operators and can be used in their marketing efforts.

     As of March 31, 2004, Chex had contracts to provide its cash access products and services in forty four (44) locations throughout the United States. At each of these locations Chex can provide any one or a combination of: check cashing; credit /debit card cash advance systems; and ATM terminals. Chex either staffs the locations with its personnel or provides its products and services to the locations based upon the contract with the location.

     Other than the aforementioned, during the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing. If additional moneys are needed, they may be advanced by management or principal stockholders as loans to the Company. However, any such loan will not exceed $50,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction.

Results of Operations.

     During the quarterly period ended March 31, 2004, the Company had no business operations. During this period, the Company received total revenues of $0 and had a loss of $6,216.

Liquidity.

     At March 31, 2004, the Company had total current assets of $0 and total liabilities of $22,332.

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

Item 4.Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------

None; not applicable.

Item 5.Other Information.
-------------------------

     On or about April 15, 2004, subsequent to the period covered by this Quarterly Report, the Company announced that it had entered a Merger Agreement with Check Services, Inc. Pending fulfillment of certain conditions, the Company anticipates closing the merger in mid May.

     Chex Services, Inc.("Chex")was organized as a Minnesota corporation in July 1992. Chex was formed to provide comprehensive cash access services to casinos, and other gaming establishments, while also marketing their products a la carte to other establishments in the casino, entertainment, and hospitality industries.

     Chex's total funds transfer system allows casino patrons to access cash through check cashing, credit/debit card cash advances, automated teller machines and wire transfers. Chex's check and credit card advance systems allow it to compile detailed demographic data about patrons that utilize these services. The collected patron demographic data is then provided to the casino operators and can be used in their marketing efforts.

     As of March 31, 2004, Chex had contracts to provide its cash access products and services in forty four (44) locations throughout the United States. At each of these locations Chex can provide any one or a combination of: check cashing; credit /debit card cash advance systems; and ATM terminals. Chex either staffs the locations with its personnel or provides its products and services to the locations based upon the contract with the location.

Item 6.Exhibits and Reports on Form 8-K.
----------------------------------------

(a)Exhibits.*

None; not applicable.

(b)Reports on Form 8-K.

     On or about April 15, 2004, Subsequent to the period covered by this Quarterly Report, the Company filed an 8-K Current Report outlining the terms of the Merger Agreement with Chex Services, Inc. A copy of the 8-K Current Report is included herein by this reference.

(c) Documents Incorporated by Reference

     8-K Current Report as filed with the Securities and Exchange
Commission on or about April 15, 2004.

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


                                Seven Ventures, Inc.


Date:  4-26-04                  By/S/ Jeff W. Keith
                                Jeff W. Keith
                                President and Director



Date:  4-26-04                  By/S/ Shane Kirk
                                Shane Kirk
                                Secretary, Treasurer and Director

                           CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Jeff W. Keith, President and Director of Seven Ventures, Inc., certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of Seven Ventures, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect ot the perod covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the small business issuer and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based upon such evaluation; and

          c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materialy affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



Dated:  4-26-04
                                               By/S/ Jeff W. Keith
                                               ----------------------
                                               Jeff W.Keith
                                               President and Director

                           CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Shane T. Kirk Secretary, Treasurer and Director of Seven Ventures, Inc., certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of Seven Ventures, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect ot the perod covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the small business issuer and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based upon such evaluation; and

          c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materialy affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



Dated:  4-26-04
                                              By/S/ Shane T. Kirk
                                               ------------------
                                               Shane T.Kirk
                                               Sec., Tres., and Director

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly report of Seven Ventures, Inc., (the "Company") on Form 10-QSB for the quarterly period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof, (the "Report"), I(We), Jeff W. Keith, President and Director and Shane T. Kirk, Secretary/Treasurer and Director of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



By/S/ Jeff W. Keith
--------------------
Jeff W. Keith
President and Director

Dated this 26th day of April, 2004



By/S/ Shane T. Kirk
------------------
Shane T. Kirk
Secretary/Treasurer and Director

Dates this 26th day of April, 2004