Form 10-Q
period 2004-06-30
FASTFUNDS FINANCIAL CORP
filed 2004-08-24
CIK 779956

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2004


           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________to_________


                         Commission File No. 333-1026-D


                         FASTFUNDS FINANCIAL CORPORATION
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                        Nevada                        87-0425514
            --------------------------------         ------------
            (State or other jurisdiction of         (IRS Employer
         incorporation or organization)           Identification No.)

                       11100 Wayzata Boulevard, Suite 111
                           Minnetonka, Minnesota 55305
                -------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (952) 541-0455
                -------------------------------------------------
               (Registrant's telephone number including area code)

                                    Formerly:
                              Seven Ventures, Inc.
                      4685 South Highland Drive, Suite 202
                           Salt Lake City, Utah 94117
                -------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Number of shares of common stock outstanding at August 20, 2004: 9,284,670

                 FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARY


PART I   FINANCIAL INFORMATION                                             Page
                                                                           ----
         Item 1. Unaudited financial statements:

                 Condensed consolidated balance sheets -
                 June 30, 2004 and December 31, 2003                           2

                 Condensed consolidated statements of operations-
                 three and six months ended June 30, 2004 and 2003             3

                 Condensed consolidated statement of changes
                 in stockholders' equity - six months ended
                 June 30, 2004                                                 4

                 Condensed consolidated statements of cash
                 flows - six months ended June 30, 2004
                 and 2003                                                      5

                 Notes to condensed consolidated
                 financial statements                                     6 - 23

         Item 2. Management's discussion and analysis of financial
                 condition and results of operations                     24 - 33

         Item 3. Quantitative and qualitative disclosures of
                 market risk                                                  34

         Item 4. Disclosure controls and procedures                           35

PART II  OTHER INFORMATION

         Item 1. Legal proceedings                                            35

         Item 2. Changes in securities and use of proceeds                    35

         Item 3. Defaults upon senior securities                              36

         Item 4. Submission of matters to a vote of security holders          36

         Item 5. Other information                                            36

         Item 6. Exhibits and reports on Form 8-K                             36

                 Signatures                                                   37

                 FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                                       June 30,      December 31,
                                                                         2004            2003
                                                                     ------------    ------------
                               ASSETS
Current assets:
    Cash and cash equivalents                                        $  6,755,289    $  7,606,602
    Accounts receivable, net                                            1,211,515       2,483,698
    Prepaid amounts on casino contracts (Note 7)                          290,435         173,998
    Current portion of notes receivable (Note 3)                           66,973          58,200
    Deferred tax asset (Note 9)                                                            85,000
    Other current assets                                                  207,086         125,554
                                                                     ------------    ------------
         Total current assets                                           8,531,298      10,533,052
                                                                     ------------    ------------

Notes and interest receivable, including related parties, net of
    current portion (Note 3)                                            3,504,644       1,576,117
Other receivables, affiliates (Note 8)                                    239,160         219,409
Property and equipment, net (Note 4)                                    1,203,449       1,171,856
Deferred tax asset (Note 9)                                                               388,000
Intangible and other assets, net (Note 5)                               3,414,482       3,328,908
Goodwill (Note 5)                                                       5,636,000       5,636,000
                                                                     ------------    ------------
                                                                       13,997,735      12,320,290
                                                                     ------------    ------------
                                                                     $ 22,529,033    $ 22,853,342
                                                                     ============    ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Bank overdraft (Note 6)                                                          $  2,497,766
    Accounts payable                                                 $    106,390         207,078
    Accrued expenses                                                      724,246         446,565
    Accrued liabilities on casino contracts (Note 7)                      528,636         587,099
    Notes payable (Note 6)                                             10,217,677      10,692,177
    Current portion of long-term debt (Note 6)                          1,139,900         201,727
                                                                     ------------    ------------
         Total current liabilities                                     12,716,849      14,632,412

Long-term debt, net of current portion (Note 6)                         3,544,602          37,243
                                                                     ------------    ------------
                                                                       16,261,451      14,669,655
                                                                     ------------    ------------
Commitments and contingencies (Notes 7 and 8)

Stockholders' equity (Note 10):
    Preferred stock, $.001 par value; 5,000,000 shares authorized;
       no shares issued and outstanding
    Common stock, $.001 par value; 250,000,000 shares
       authorized; 9,284,670 (2004) and 7,700,000 (2003) shares
       issued and outstanding                                               9,285           7,700
    Additional paid-in capital                                         12,885,870      11,748,128
    Stock subscription receivable                                        (350,000)       (800,000)
    Investment in Equitex, Inc.                                          (479,868)       (611,680)
    Notes, advances and interest receivable, affiliates                (3,758,286)     (2,111,268)
    Accumulated deficit                                                (2,039,419)        (49,193)
                                                                     ------------    ------------
         Total stockholders' equity                                     6,267,582       8,183,687
                                                                     ------------    ------------
                                                                     $ 22,529,033    $ 22,853,342
                                                                     ============    ============

           See notes to condensed consolidated financial statements.

                    FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARY

                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

             THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

                                                         Three months ended June 30,           Six months ended June 30,
                                                          2004                 2003             2004                2003
                                                   ----------------    -----------------  ----------------  -----------------
Fee revenue                                        $     3,458,260     $      4,545,488   $     6,921,363   $      9,119,437
                                                   ----------------    -----------------  ----------------  -----------------
Location expenses:
    Fees to casinos                                      1,209,052            1,539,844         2,375,200          3,048,086
    Salaries and benefits                                  723,547              983,445         1,497,580          1,942,342
    Returned checks                                        206,390              125,654           304,393            221,537
    Other                                                  421,413              489,847           840,574            906,552
                                                   ----------------    -----------------  ----------------  -----------------
          Total location expenses                        2,560,402            3,138,790         5,017,747          6,118,517
                                                   ----------------    -----------------  ----------------  -----------------
          Location gross margin                            897,858            1,406,698         1,903,616          3,000,920
                                                   ----------------    -----------------  ----------------  -----------------
Corporate operating expenses                             1,416,888              937,882         2,307,814          1,865,329
Amortization of intangible assets (Note 5)                 218,355              185,000           414,126            370,000
Provision for (recovery of) losses on
    related party note receivable                          144,000             (172,799)          144,000           (172,799)
                                                   ----------------    -----------------  ----------------  -----------------
                                                         1,779,243              950,083         2,865,940          2,062,530
                                                   ----------------    -----------------  ----------------  -----------------
(Loss) income from operations                             (881,385)             456,615          (962,324)           938,390
                                                   ----------------    -----------------  ----------------  -----------------
Other income (expense):
    Interest expense                                      (479,118)            (327,583)         (806,604)          (675,618)
    Interest income                                        139,309               51,700           257,702             85,039
                                                   ----------------    -----------------  ----------------  -----------------
          Total other expense                             (339,809)            (275,883)         (548,902)          (590,579)
                                                   ----------------    -----------------  ----------------  -----------------
(Loss) income before income taxes                       (1,221,194)             180,732        (1,511,226)           347,811
Deferred tax expense (Note 9)                             (473,000)             (62,000)         (473,000)           (62,000)
Current income tax expense (Note 9)                                             (12,000)           (6,000)           (24,000)
                                                   ----------------    -----------------  ----------------  -----------------
Net (loss) income                                  $    (1,694,194)    $        106,732   $    (1,990,226)  $        261,811
                                                   ================    =================  ================  =================
Basic and diluted net (loss) income per share      $         (0.22)     $          0.01    $        (0.26)   $          0.03
                                                   ================    =================  ================  =================
Weighted average number of common
    shares outstanding:
       Basic and diluted                                 7,858,763            7,700,000         7,779,381          7,700,000
                                                   ================    =================  ================  =================

           See notes to condensed consolidated financial statements.

                 FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARY

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                   SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)

                                                                                             Notes,
                                                                                            advances
                                                                                              and
                                    Common stock    Additional      Stock     Investment    interest                     Total
                                -----------------    paid-in    subscription  in Equitex,  receivable,   Accumulated  stockholders'
                                  Shares   Amount    capital     receivable       Inc.     affiliates      deficit       equity
                                ---------  ------  -----------   ----------   ----------   -----------   -----------   -----------
Balances, January 1, 2004       7,700,000  $7,700  $11,748,128   $ (800,000)  $ (611,680)  $(2,111,268)      (49,193)  $ 8,183,687

Acquisition of Seven
 Ventures, Inc.                   584,670     585       (8,700)                                                             (8,115)

Sale of Equitex, Inc.
 common stock (Note 10)                                268,162                   223,867                                   492,029

Purchases of Equitex, Inc.
 common stock (Note 10)                                                         (113,625)                                 (113,625)

Distribution of Equitex, Inc.
 common stock in exchange
 for receivable from
 Equitex, Inc.                                          29,180                    21,570                                    50,750

Conversion of note payable to
   common stock                 1,000,000   1,000       99,000                                                             100,000

Proceeds received in
 connection with stock
 subscription receivable                                            200,000                                                200,000

Beneficial conversion feature
 on convertible promissory
 note                                                  100,000                                                             100,000

Cancellation of portion of
 stock subscription receivable                        (250,000)     250,000

Contribution of capital from
 Equitex, Inc. for allocated
 expenses and deferred loan
 costs (Note 10)                                       648,100                                                             648,100

Increase in notes, advances
 and interest receivable due
 from affiliates (Note 10)                                                                  (1,647,018)                 (1,647,018)

Issuance of warrants to
 employees for services                                252,000                                                             252,000

Net loss                                                                                                  (1,990,226)   (1,990,226)
                                ---------  ------  -----------   ----------   ----------   -----------   -----------   -----------
Balances, June 30, 2004         9,284,670  $9,285  $12,885,870   $ (350,000)  $ (479,868)  $(3,758,286)  $(2,039,419)  $ 6,267,582
                                =========  ======  ===========   ==========   ==========   ===========   ===========   ===========

           See notes to condensed consolidated financial statements.

                        FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARY

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

           SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

                                                                               2004          2003
                                                                          -----------    -----------
Net cash provided by (used in) operating activities                       $   290,759    $  (760,952)
                                                                          -----------    -----------
Cash flows from investing activities:
    Purchase of property and equipment                                       (194,513)      (177,258)
    Repayment on notes receivable                                               4,900        302,401
    Advances on notes receivable                                           (3,129,673)      (824,750)
                                                                          -----------    -----------
Net cash used in investing activities                                      (3,319,286)      (699,607)
                                                                          -----------    -----------
Cash flows from financing activities:
    Decrease in bank overdraft                                             (2,497,766)
    Borrowings on notes and loans payable                                   6,152,000        620,000
    Repayments on notes and loans payable                                  (1,776,500)    (1,310,000)
    Borrowings on long-term debt                                              400,000
    Repayments on long-term debt                                             (343,924)       (27,521)
    Payment received on stock subscription receivable                         200,000
    Purchase of Equitex, Inc. common stock                                   (113,625)      (287,000)
    Proceeds from sale of Equitex, Inc. common stock                          492,029        147,794
    Payment of deferred loan costs                                           (335,000)
                                                                          -----------    -----------
Net cash provided by (used in) financing activities                         2,177,214       (856,727)
                                                                          -----------    -----------
Decrease in cash and cash equivalents                                        (851,313)    (2,317,286)
Cash and cash equivalents, beginning of period                              7,606,602      8,902,910
                                                                          -----------    -----------
Cash and cash equivalents, end of period                                  $ 6,755,289    $ 6,585,624
                                                                          ===========    ===========
Supplemental disclosure of cash flow information:
    Cash paid for interest                                                $   581,121    $   710,164
                                                                          ===========    ===========
    Cash paid for income taxes                                            $    26,989    $   102,387
                                                                          ===========    ===========
Supplemental disclosure of non-cash investing and financing activities:
    Contribution of capital from Equitex, Inc. for allocated expenses
      and deferred loan costs                                             $   648,100
                                                                          ===========
    Cancellation of portion of stock subscription receivable              $   250,000
                                                                          ===========
    Conversion of note payable to common stock                            $   100,000
                                                                          ===========
    Distribution of Equitex, Inc. common stock to third parties in
      exchange for a receivable from Equitex, Inc.                        $    50,750
                                                                          ===========

           See notes to condensed consolidated financial statements.

                 FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

1. BUSINESS, ORGANIZATION, UNAUDITED FINANCIAL STATEMENTS, RECENT EVENTS AND MANAGEMENT'S PLANS:

     BUSINESS:

     FastFunds Financial Corporation ("FFFC") is a holding company operating through its wholly-owned subsidiary Chex Services, Inc. ("Chex", or the "Company"). As discussed below, FFFC was previously organized as Seven Ventures, Inc. ("SVI"). Effective June 7, 2004, Chex merged with SVI, a Nevada corporation formed in 1985, whereby Equitex, Inc., a publicly-traded SEC registrant incorporated in Delaware ("Equitex"), exchanged its 100% ownership of Chex for 93% of SVI's outstanding common stock following the transaction. On June 29, 2004, SVI changed its name to FFFC.

     Chex, a Minnesota corporation, provides financial services, primarily check cashing, automated teller machine (ATM) access, and credit card advances to customers primarily at Native American owned casinos and gaming establishments. As of June 30, 2004, the Company operates at forty-four establishments. As of June 30, 2004, the Company operated in gaming establishments located in Arizona, Michigan, Minnesota, Nebraska, New Mexico, North Dakota and Wisconsin. In 2002, the Company formed Collection Solutions, Inc. ("Collection Solutions"), a wholly owned Minnesota corporation, formed for the purpose of providing collection services for the Company, customers of the Company, and other entities both within and outside the gaming industry. Collection Solutions is licensed as a collection agency in seven states.

     ORGANIZATION:

     ACQUISITION OF CHEX BY SVI AND BASIS OF PRESENTATION:

     Effective June 7, 2004, Equitex and the Company executed an Agreement and
       Plan of Merger (the "Merger Agreement") with SVI to merge Chex into a wholly-owned subsidiary of SVI (the "Merger Subsidiary"), whereby the separate corporate existence of the Merger Subsidiary ceased. Under the terms of the Merger Agreement, Equitex exchanged 100% of its equity ownership in Chex for 7,700,000 shares of SVI, representing 93% of SVI's outstanding common stock. In addition, Equitex received warrants to purchase 800,000 shares of SVI common stock at an exercise price of $0.10 per share, expiring five years from the date of closing. As a result, Chex became a wholly-owned subsidiary of SVI, a publicly-traded shell company. In addition, under the terms of the Merger Agreement, a bridge loan was consummated with an international merchant bank, whereby SVI received $400,000 through the issuance of a convertible promissory note. The promissory note is convertible into 4,000,000 shares of SVI common stock upon the occurrence of certain future events (Note 6).

     Of the warrants received by Equitex, 640,000 were subsequently transferred to officers, directors and a consultant of Equitex and Chex for services performed. The warrants were determined to have a fair value of $1.00 at the date of the grant. Of these warrants, 280,000 were issued to Chex officers, resulting in $252,000 of compensation expense during the three months and six months ended June 30, 2004.

                 FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARY

               SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

1. BUSINESS, ORGANIZATION, UNAUDITED FINANCIAL STATEMENTS, RECENT EVENTS AND MANAGEMENT'S PLANS (CONTINUED):

     ORGANIZATION (CONTINUED):

     ACQUISITION OF THE CHEX BY SVI AND BASIS OF PRESENTATION (CONTINUED):

     The acquisition of Chex by SVI has been recorded as a reverse acquisition based on factors demonstrating that Chex represents the accounting acquirer. The shareholder of Chex (Equitex) received 93% of the post-acquisition outstanding common stock of SVI. In addition, post-acquisition management personnel and the board members of the Company now consist of individuals previously holding positions with Chex and/or Equitex. The purchase price applied to the reverse acquisition was based on the net book value of the underlying assets of SVI prior to the transaction. The historical stockholder's equity of Chex prior to the exchange has been retroactively restated (a recapitalization) for the equivalent number of shares received in the exchange after giving effect to any differences in the par value of the SVI and Chex common stock, with an offset to additional paid-in capital. The restated consolidated accumulated deficit of the accounting acquirer (Chex) has been carried forward after the exchange.

     The interim condensed consolidated financial statements include the accounts of FFFC, Chex and Collection Solutions. All significant intercompany transactions and balances have been eliminated in consolidation.

     UNAUDITED FINANCIAL STATEMENTS:

     The condensed consolidated balance sheets as of June 30, 2004 and December
       31, 2003, the condensed consolidated statements of operations for the three and six months ended June 30, 2004 and 2003, the statement of stockholders' equity for the six months ended June 30, 2004, and the condensed consolidated statements of cash flows for the six months ended June 30, 2004 and 2003 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for all stated periods have been made. Except as described above, these adjustments consist only of normal and recurring adjustments. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the operating results for the full year.

                 FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARY

               SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

1. BUSINESS, ORGANIZATION, UNAUDITED FINANCIAL STATEMENTS, RECENT EVENTS AND MANAGEMENT'S PLANS (CONTINUED):

     RECENT EVENTS AND MANAGEMENT'S PLANS:

     RECENT EVENTS:

     In November 2003, Equitex and the Company executed a Stock Purchase
       Agreement (the "SPA") with iGames Entertainment, Inc. ("iGames"), a publicly-traded Nevada Corporation. Pursuant to the SPA, Chex was to have been sold to iGames by Equitex in exchange for 62.5% of iGames' common stock and other consideration. In March 2004, Equitex and the Company notified iGames that they were terminating the SPA due to various material unrelated adverse events that have impacted the business of iGames. In addition, Equitex and the Company declared a default under a term loan made by Chex to iGames in January 2004 (Note 7).

     In January 2004, Chex received a termination notice from Native American
       Cash Systems Florida, Inc. ("NACSF"), terminating Chex's December 2001 contract to provide cash access services at five Seminole Tribe casino properties located throughout Florida. The loss of this contract, which provided approximately $4,000,000 of Chex's revenue for the year ended December 31, 2003, resulted in Chex immediately implementing cost savings measures.

    MANAGEMENT'S PLANS:

     The Company has developed plans and strategies to address its capital and liquidity needs for the next twelve-month period based on the events discussed above. Management believes that cash flows from operations will continue to provide the Company's primary source of operating capital. In March 2004, Equitex and Chex closed on a $5,000,000 convertible promissory note, which provided the Company with additional working capital (Note 6). Management believes that the Company may be able to issue additional debt instruments in order to raise additional capital if necessary. The Company also evaluates, on an ongoing basis, potential business acquisition/restructuring opportunities that become available from time to time, which management considers in relation to its corporate plans and strategies.

     STOCK BASED COMPENSATION:

     SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, defines a fair-value based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and guidance provided in SFAS Interpretation ("FIN") No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

                 FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARY

               SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

1. BUSINESS, ORGANIZATION, UNAUDITED FINANCIAL STATEMENTS, RECENT EVENTS AND MANAGEMENT'S PLANS (CONTINUED):

     STOCK BASED COMPENSATION (CONTINUED):

     Had compensation cost for stock-based awards issued to employees been determined based on the fair values at the grant dates for awards under the plans consistent with the fair-value based method of accounting prescribed by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's results would have been changed to the pro forma amounts indicated below:

                                                         Three Months Ended               Six Months Ended
                                                    June 30, 2004   June 30, 2003   June 30, 2004   June 30, 2003
                                                    -------------   -------------   -------------   -------------
       Net (loss) income                            $  (1,694,194)  $     106,732   $  (1,990,226)   $    261,811

       ADD: Stock-based employee compensation
       expense included in reported net income,
       net of related tax effects                         252,000              --         252,000              --

       DEDUCT: Total stock-based employee
       compensation  expense determined under fair
       value based  method for all awards,  net of
       related tax effects                               (255,000)       (214,000)       (255,000)       (214,000)
                                                    -------------   -------------   -------------   -------------

       Pro forma net loss                           $  (1,697,194)  $    (107,268)  $  (1,993,226)  $      47,811
                                                    =============   =============   =============   =============


       Net (loss) income per share:

       Basic and diluted - as reported              $       (0.22)  $        0.01   $       (0.26)  $        0.03
                                                    =============   =============   =============   =============

       Basic and diluted - pro forma                $       (0.22)  $       (0.01)  $       (0.26)  $        0.01
                                                    =============   =============   =============   =============

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     CASH AND CASH EQUIVALENTS AND PRESENTATION OF CASH FLOWS:

     For the purpose of the statements of cash flows, the Company considers all highly-liquid investments with a maturity of three-months or less at the time of purchase to be cash equivalents.

     The Company maintains cash in bank accounts, which, at times, may exceed federally insured limits. At June 30, 2004 and December 31, 2003, the Company had deposits in excess of federally insured amounts aggregating $6,885,149 and $5,122,724, respectively, at various financial institutions. The Company believes it has its cash deposits at high quality financial institutions. In addition, the Company maintains a significant amount of cash at each of the casinos. Management believes the Company has controls in place to safeguard these on-hand amounts, and that no significant credit risk exists with respect to cash.

     RECEIVABLES:

     ACCOUNTS RECEIVABLE:

     Accounts receivable arise primarily from credit card and ATM advances provided at casino locations. Concentrations of credit risk related to credit card and ATM advances are limited to the credit card and ATM processors who remit the cash advanced back to the Company along with the Company's allocable share of fees earned. The Company believes these processors are financially stable and no significant credit risk exists with respect to accounts receivable arising from ATM and credit card advances. The allowance for doubtful accounts was $65,000 at June 30, 2004. No allowance was considered necessary on these receivables at December 31, 2003.

                 FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARY

               SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     NOTES RECEIVABLE:

     The Company has made advances to various third parties, as well as officers, affiliates and employees of the Company under various loan agreements (Note 3). The advances made to officers were made prior to the acquisition of Chex by Equitex in December 2001. Typically, the loans are unsecured, with approximately $1,971,000 due from affiliates being collateralized by Equitex common stock, including registered and unregistered shares. The Company's allowance for doubtful notes receivable is adjusted based on the value of the underlying collateral. Due to the level of risk associated with this common stock, it is reasonably possible that changes in the value of the common stock will occur in the near term and that such changes could materially affect the value of the collateral underlying the notes. After all attempts to collect a note receivable have failed, the note receivable is written-off against the allowance. The allowance for doubtful notes receivable was $1,197,300 and $1,053,300 as of June 30, 2004 and December 31, 2003,
       respectively.

     REVENUE RECOGNITION:

     Revenue is recognized from financial services at the time the service is provided.

     RETURNED CHECKS:

     The Company charges operations for potential losses on returned checks in the period in which the amounts are deemed uncollectible, generally when such checks are returned. Recoveries on returned checks are credited to operations in the period when the recovery is received.

     In September 2003, checks totaling $606,316 from one customer were cashed by the Company and were returned as insufficient funds. In March 2004, the Company received a non-interest bearing promissory note from this customer. Based on an imputed interest rate of 12%, a discount of $256,316 was applied to this note, which was charged to operating expense during the fourth quarter of 2003. The Company believes the remaining balance of $345,500 is collectible, based on collateral pledged in connection with the note (Note 6).

     FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate methodologies; however, considerable judgment is required in interpreting information necessary to develop these estimates. Accordingly, the Company's estimates of fair values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

     The fair values of cash and cash equivalents, current non-related party receivables, and accounts payable approximate their carrying amounts because of the short maturities of these instruments.

                 FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARY

               SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED):

     The fair values of notes receivable from non-related parties approximate their carrying values because of the short maturities of these instruments. The fair values of notes receivable from related parties are not practicable to estimate, based upon the related party nature of the underlying transactions.

     The fair values of notes and loans payable to non-related parties approximate their carrying values because of the short maturities of these instruments. The fair values of long-term debt payable to banks, approximates carrying values, net of discounts applied, based on market rates currently available to the Company. The fair value of the notes payable to related parties are not practicable to estimate, based upon the related party nature of the underlying transaction.

     PROPERTY AND EQUIPMENT:

     Property and equipment is stated at cost, and depreciation is provided by use of accelerated and straight-line methods over the estimated useful lives of the assets. The cost of leasehold improvements is depreciated over the estimated useful lives of the assets or the length of the respective leases, whichever period is shorter. The estimated useful lives of property, equipment and leaseholds are as follows:

                Office equipment and furniture          3 to 7 years
                Computer hardware and software          3 to 5 years
                Leasehold improvements                  7 years

     Expenditures for additions and improvements are capitalized, while repairs and maintenance are expensed as incurred.

     INVESTMENT IN EQUITEX COMMON STOCK:

     At June 30, 2004 and December 31, 2003, the Company has an investment in common stock of Equitex. The Company's investment in Equitex common stock is accounted for under the cost method and is adjusted only for other-than-temporary declines in fair value.

     At June 30, 2004 and December 31, 2003, the Company has presented its investment in Equitex common stock as a reduction of stockholders' equity in a manner similar to that of treasury stock (Note 10). This presentation is based upon the Company's consideration of the provisions of Emerging Issues Task Force ("EITF") Issue No. 98-2, Accounting by a Subsidiary or Joint Venture for an Investment in the Stock of its Parent Company or Joint Venture Partner. This EITF discusses that in the separate financial statements of a subsidiary, an investment in the common stock of a parent whose only significant asset is its investment in the subsidiary is essentially the same as stock of the subsidiary and should be classified as a reduction to stockholders' equity.

                 FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARY

               SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     GOODWILL, INTANGIBLE ASSETS AND AMORTIZATION:

     In connection with Equitex's acquisition of Chex, and in accordance with SEC Staff Accounting Bulletin No. 54 "APPLICATION OF 'PUSH DOWN' BASIS OF ACCOUNTING IN FINANCIAL STATEMENTS OF SUBISDIARIES ACQUIRED BY PURCHASE", Goodwill and intanbible assets have been "pushed-down" to Chex. Goodwill represents the excess of the purchase price paid by Equitex over the estimated fair values of the Company's net tangible and identifiable intangible assets acquired. As discussed below, goodwill and intangible assets with indefinite lives are not amortized pursuant to recently issued accounting standards. Identifiable intangible assets with finite lives are being amortized on a straight-line basis over three to seven years (Note 5).

     SFAS No. 142 requires companies to allocate goodwill to identifiable reporting units, which are then tested for impairment using a two-step process. The first step requires comparing the fair value of each reporting unit with its carrying amount, including goodwill. If the fair value exceeds the carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not necessary. If the fair value of the reporting unit does not exceed the carrying amount, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. This step requires the allocation of the fair value of the reporting unit to the reporting unit's assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over its re-evaluated net assets would be the new basis for the reporting unit's goodwill, and any necessary goodwill write down to this new value would be recognized as an impairment expense.

     A goodwill impairment test is performed annually in the fourth quarter or upon significant changes in the Company's business environment.

     INCOME TAXES:

     Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     NET INCOME (LOSS) PER SHARE:

     SFAS No. 128, EARNINGS PER SHARE, requires dual presentation of basic and diluted earnings or loss per share ("EPS") with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

     Income and loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. The historical income per share of Chex prior to the merger has been presented to reflect the new capital structure. Stock options, warrants, and common stock underlying convertible promissory notes are not considered in the calculations for the periods ended June 30, 2004, as the impact of the potential common shares, which total 3,800,000, would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share. Chex did not have any options, warrants or other potentially dilutive securities outstanding for the periods ended June 30, 2003; therefore, diluted income per share is equivalent to basic income per share.

                 FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARY

               SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     COMPREHENSIVE INCOME (LOSS):

     SFAS No. 130, REPORTING COMPREHENSIVE INCOME, establishes requirements for disclosure of comprehensive income. During the three-month and six-month periods ended June 30, 2004 and 2003, the Company did not have any components of comprehensive income (loss) to report.

     USE OF ESTIMATES:

     Preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     NEW ACCOUNTING PRONOUNCEMENTS:

     In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL
       INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS No.150 establishes new standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, except for those provisions relating to mandatory redeemable non-controlling interests, which have been deferred. The adoption of SFAS No. 150 did not have a material impact on the financial position or results operation of the Company. If the deferred provisions of SFAS No. 150 are finalized in their current form, management does not expect adoption to have a material effect on the financial position or results of operation of the Company.

     In January 2003, the FASB issued SFAS Interpretation No. 46, CONSOLIDATION
       OF VARIABLE INTEREST ENTITIES ("FIN 46"), which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity ("VIE") to be consolidated by a company if that company is subject to a majority of the entity's residual returns or both. In December 2003, the FASB approved a partial deferral of FIN 46 along with various other amendments. The effective date for this interpretation has been extended until the first fiscal period ending after December 15, 2004. However, prior to the required application of this interpretation, a public entity that is not a small business issuer shall apply this interpretation to those entities that are considered to be special purpose entities no later than as of the end of the first reporting period after December 15, 2003. As the Company does not currently have an interest in a VIE or special purpose entity, the adoption of FIN 46 did not have an effect on the financial condition or results of operations of the Company.

                 FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARY

               SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED):

     In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED
       COMPENSATION TRANSITION AND DISCLOSURE. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, and establishes two alternative methods of transition from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent disclosure about the effects on reported net income or loss and requires disclosure for these effects in interim financial information. The provisions for the alternative transition methods are effective for fiscal years ending after December 15, 2002, and the amended disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company adopted the disclosure only provisions of SFAS No. 148 and plans to continue accounting for stock-based compensation under APB 25.

     In November 2002, the FASB issued SFAS Interpretation No. 45 ("FIN 45"),
       GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES AND INDEBTEDNESS OF OTHERS. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The adoption of FIN 45 did not have an effect on the financial condition or results of operations of the Company, as the Company has not issued any such guarantees.

3.   NOTES AND INTEREST RECEIVABLE:

     Notes receivable at June 30, 2004 and December 31, 2003, consist of the following:

                                                        June 30,    December 31,
                                                          2004           2003
                                                      -----------   -----------
     Note receivable from iGames; interest at 10%,
       maturity January 2005 [A]                      $ 2,000,000

     Notes receivable from the estate of a
       deceased officer; interest at 6%; principal
       and unpaid interest due in November 2004;
       collateralized by unregistered shares of
       Equitex common stock; a valuation allowance
       of $1,197,300 and $1,053,300 has been
       recorded against this receivable at June
       30, 2004 and December 31, 2003,
       respectively [B]                                 1,484,691   $ 1,484,691

     Notes receivable from a former officer of
       Chex; interest at rates ranging from 5.75%
       to 6%; due on demand; collateralized by
       unregistered shares of Equitex common stock
       [B]                                                485,936       485,936

     Note receivable from a customer of Chex;
       non-interest bearing; principal balance of
       $606,316, net of $256,316 discount at June
       30, 2004 and December 31, 2003, based on
       imputed interest rate of 12%; discount
       charged to operating expense in 2003;
       monthly payments of $4,500 beginning May
       2004 through December 2010, at which time
       the balance is due in full; collateralized
       by mortgages on three parcels of real
       property in Florida; currently in default
       as only one payment has been made                  345,500       350,000

                 FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARY

               SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

3.   NOTES AND INTEREST RECEIVABLE (CONTINUED):
                                                        June 30,    December 31,
                                                          2004           2003
                                                      -----------   -----------
     Notes receivable from Equitex 2000; interest
       at 10%; unsecured, due on demand [B]               205,000       205,000

     Notes receivable from various Company
       employees and a former shareholder;
       non-interest bearing, unsecured and due on
       demand [B]                                          57,973        53,700
                                                      -----------   -----------
                                                        4,579,100     2,579,327
     Interest receivable, includes related party
       interest of $61,066 at June 30, 2004 and
       December 31, 2003 [B]                              189,817       108,290
     Less current maturities                              (66,973)      (58,200)
                                                      -----------   -----------
     Notes receivable, net of current portion,
       before valuation allowance                       4,701,944     2,629,417
     Less valuation allowance                          (1,197,300)   (1,053,300)
                                                      -----------   -----------
     Notes receivable, long-term                      $ 3,504,644   $ 1,576,117
                                                      ===========   ===========

     [A] In January 2004, Chex advanced iGames $2,000,000 under a Term Loan Note
       (the "Note"). Interest accrues at 10% per annum, and the maturity date was scheduled to occur in January 2005, as defined in the Note. The Note was to be secured by a pledge of capital stock of the borrower pursuant to a stock pledge agreement. The stock pledge agreement was not executed, which resulted in an event of default under the terms of the Note. Therefore, Chex has demanded the entire unpaid principal and accrued interest be paid in full. Chex has commenced litigation relating to the collection of the Note (Note 7). The Company has presented the Note as a long-term asset at June 30, 2004 due to uncertainty as to the anticipated litigation settlement date.

     [B] Demand notes and interest receivable, net aggregating to $1,226,117 and $1,284,317, respectively, at June 30, 2004 and December 31, 2003, have been classified as long-term assets, as it is management's intention not to demand payment within the next year.

4.   PROPERTY AND EQUIPMENT:

     Property and equipment at June 30, 2004 and December 31, 2003 are as follows:
                                                        June 30,    December 31,
                                                          2004           2003
                                                      -----------   -----------
         Furniture and equipment                      $ 1,728,904   $ 1,632,236
         Computer hardware and software                   236,508       138,662
         Leasehold improvements                            52,765        52,765
                                                      -----------   -----------
                                                        2,018,177     1,823,663
         Less accumulated depreciation
          and amortization                               (814,728)     (651,807)
                                                      -----------   -----------
                                                      $ 1,203,449   $ 1,171,856
                                                      ===========   ===========

                 FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARY

               SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

5.   GOODWILL, INTANGIBLE AND OTHER ASSETS:

     At June 30, 2004 and December 31, 2003, goodwill was $5,636,000, none of which is deductible for tax purposes based on the tax structuring of the Chex acquisition. Intangible and other assets are as follows:

                                        June 30, 2004                              December 31, 2003
                           ------------------------------------------  --------------------------------------------
                             Gross                          Net           Gross                           Net
                           carrying     Accumulated       carrying       carrying     Accumulated       carrying
                            amount      amortization       amount         amount      amortization       amount
                         -------------  -------------  --------------  -------------  -------------  --------------
     Casino contracts    $   4,300,000  $   1,649,440  $    2,650,560  $   4,300,000  $   1,349,440  $    2,950,560
     Non-compete
       agreements              350,000        195,300         154,700        350,000        163,300         186,700
     Customer lists            250,000        216,600          33,400        250,000        178,600          71,400
     Trade names               100,000                        100,000        100,000                        100,000
                         -------------  -------------  --------------  -------------  -------------  --------------
     Total intangible
      assets                 5,000,000      2,061,340       2,938,660      5,000,000      1,691,340       3,308,660
     Other assets              519,948         44,126         475,822         20,248                         20,248
                         -------------  -------------  --------------  -------------  -------------  --------------

                         $   5,519,948  $   2,105,466  $    3,414,482  $   5,020,248  $   1,691,340  $    3,328,908
                         =============  =============  ==============  =============  =============  ==============

     Casino contracts represent the Company's renewable agreements with Native
       American owned gaming establishments to operate in those establishments for initial terms of one to five years. Casino contracts have historically been renewed by gaming establishments and are amortized using the straight-line method over seven years. The non-compete agreements with members of management are amortized using the straight-line method over five years. Customer lists relate to core customers that rely on the use of the Company's facilities and are amortized using the straight-line method over five years. Trade names consist of the Chex Services and Fast Funds names, which are believed to be readily identified and known in the marketplace by customers. Trade names are considered to have an indefinite life and are therefore not amortized. Other assets represent long-term deposits and deferred loan costs.

     Other assets increased during the six months ended June 30, 2004 for loan costs associated with the closing of the $5,000,000 convertible promissory note, including $335,000 in fees paid for legal services and finder's fees and $164,700 of costs associated with the issuance of warrants issued by Equitex to an advisory firm in connection with the transaction (Note 6).

     Aggregate amortization expense was $218,355 and $185,000 for the three months ended June 30, 2004 and 2003, and $414,126 and $370,000 for the six months ended June 30, 2004 and 2003, respectively.

                 FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARY

               SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

6.   NOTES PAYABLE AND LONG-TERM DEBT:

     Notes payable and long-term debt at June 30, 2004 and December 31, 2003, consist of the following:
                                                        June 30,    December 31,
                                                          2004           2003
                                                      -----------   -----------
     NOTES PAYABLE:

     Notes payable to individuals; interest rates
       ranging from 9% to 12%; interest and
       principal payable monthly and/or quarterly;
       the notes are unsecured and mature on
       various dates through December 2004; the
       notes are subject to repayment with ninety
       days notice at the option of the holder        $10,217,677   $10,692,177
                                                      ===========   ===========
     LONG-TERM DEBT:

     Note payable to Equitex, net of discount [A]     $ 4,321,395

     Convertible promissory note, interest at 5%
       per annum [B]                                      300,000

     Note payable to a bank; interest at prime
       plus .25%, repaid in June 2004                               $   150,000

     Obligations under capital leases; imputed
       interest rates ranging from 6.5% to 7%; due
       at various dates through October 2005;
       collateralized by equipment                         63,107        88,970
                                                      -----------   -----------
                                                        4,684,502       238,970
     Less current portion                              (1,139,900)     (201,727)
                                                      -----------   -----------
     Long-term debt, net of current portion           $ 3,544,602    $   37,243
                                                      ===========   ===========

     [A] In March 2004, Equitex closed on $5,000,000 of convertible promissory notes (the "Notes") with two financial institutions (the "Lenders"). The proceeds from the Notes were loaned to Chex. The Notes carry a stated interest rate of 7% per annum and have a 45-month term. Interest only payments are due April 2004 through June 2004. Beginning in July 2004, principal and interest payments will amortize over the remaining 42-month period. The Notes are senior to all other debt of the Company and are collateralized by all assets of Chex as defined in the security agreement. In connection with the closing, Equitex entered into a $5,000,000 secured promissory note (the "Chex Note") agreement with Chex. Interest and payment terms of the Chex Note are identical to those set forth in the Notes.

         The Notes are convertible into common stock of Equitex. Equitex has the right to make any monthly payment of principal and interest in shares of its common stock. The common stock is to be issued based on 85% of the average bid price of Equitex for 20 trading days prior to the payment due date. Any beneficial conversion features will be recorded in earnings of the Company (allocated by Equitex) at the time of conversion, as the number of shares the lenders will receive is not known until the triggering event occurs.

                 FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARY

               SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

6. NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED):

     LONG-TERM DEBT (CONTINUED):

         The Lenders also received warrants to acquire up to 800,000 shares of Equitex's common stock These warrants were valued at $392,400 based upon the Black-Scholes option-pricing model, and therefore $392,400 of the total proceeds were allocated to the warrants, resulting in an imputed interest rate of 7.5%. Equitex allocated the value of these warrants to Chex; therefore the Company reduced the carrying value of the Notes for this amount and is amortizing the discount to interest expense over the 45-month term of the Note.

         Accordingly, $7,964 and $31,856 has been recorded by Chex as interest expense for the three and six months ended June 30, 2004, respectively. In addition, warrants to acquire up to 300,000 shares of Equitex's common stock were issued to an advisory firm in connection with the transaction. These warrants were valued at $164,700 based upon the Black-Scholes option-pricing model. In addition, the Company paid cash of $320,000 for legal services and finders' fees in connection with the transaction. Equitex allocated the value of these warrants to Chex. The cash paid and the value of these warrants were recorded as deferred loan costs and the Company is amortizing these costs over the 45-month term of the Notes. Accordingly, $10,771 and $43,084 is included in general and administrative expenses for the three and six months ended June 30, 2004, respectively.

     [B] In connection with the June 7, 2004 Merger Agreement, the Company received $400,000 in exchange for a convertible promissory note. The note is convertible into 4,000,000 shares ($0.10 per share) of FFFC common stock upon the occurrence of certain future events, and bears interest at 5% per annum. Unless converted, any outstanding balance of principal and interest is due on April 14, 2007. On June 29, 2004 an advisory agreement between Chex and the lender was executed (Note 7). As a result, 25% ($100,000) of the notes were converted into 1,000,000 shares of FFFC common stock. An additional 25% ($100,000) shall be converted upon an independent director being added to the FFFC Board and delivery to FFFC of a list of potential acquisition candidates. The remaining 50% ($200,000) shall convert to 2,000,000 shares of FFFC common stock upon FFFC's execution of a definitive merger acquisition or agreement of an entity having not less than $10,000,000 in revenue. The conversion of the note is deemed to be beneficial as the note converts to common stock of FFFC at $0.10 per share (the estimated fair value of FFFC's common stock was determined to be $1.00 per share on the date of closing). The intrinsic value of the beneficial conversion feature is limited to the amount of the proceeds allocated to the convertible note; therefore the value of the convertible feature was determined to be $400,000. In connection with the conversion of the 25% portion of the note to common stock on June 29, 2004, the Company recorded an additional $100,000 of interest expense related to the beneficial conversion feature. As the remaining 75% of the conversion feature is contingent upon the occurrence of future events, it will be recorded in earnings when converted.

                 FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARY

               SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

7.   COMMITMENTS AND CONTINGENCIES:

     OPERATING LEASES:

     The Company leases its corporate facilities under a non-cancellable operating lease through March 2006. Pursuant to the lease, the Company is required to pay its pro-rata share of taxes and operating expenses.

     In addition, the Company leases office equipment pursuant to a non-cancelable lease obligation expiring in July 2005.

     SALARY CONTINUATION PLAN:

     The Company has a salary continuation plan for two of its employees.
       Pursuant to the plan, these two individuals are guaranteed two years of salary, which totals approximately $233,800 and $236,200 at June 30, 2004 and December 2003, respectively, in the event that the Company is sold or their employment is terminated.

     CASINO CONTRACTS:

     The Company operates at a number of Native American owned gaming establishments under contracts requiring the Company to pay a rental fee to operate at the respective gaming locations. Occasionally, these agreements require the Company to prepay a negotiated amount of such anticipated fees. Typically, the gaming establishment earns the fees over the life of the contract based on one of the following scenarios:

       o A minimum amount as defined in the contract.
       o A dollar amount, as defined by the contract, per transaction volume processed by the Company.
       o A percentage of the Company's profits at the respective location.
       o The greater of the monthly amount, dollar amount per transaction volume or percent of the Company's profits payable at the end of the contract term.

     As of June 30, 2004 and December 31, 2003, the Company has recorded
       $290,435 and $173,998, respectively, of prepaid amounts on casino contracts and has recorded $528,636 and $587,099, respectively, of accrued liabilities on casino contracts.

     Pursuant to the contracts, the Native American owned casinos have not waived their sovereign immunity.

                 FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARY

               SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

7.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

     LITIGATION:

     In April 2004, the Company and Equitex executed a settlement agreement with Cash Systems pursuant to which the Company paid Cash Systems $125,000 for expenses related to the terminated APM. As part of the settlement agreement, Cash Systems paid Chex approximately $476,000 for commissions owed to Chex by Cash Systems. In April 2004, both the Company and Cash Systems agreed to mutually release each other from further liability related to the APM and the Seminole Tribe termination; however, the Company has retained the right to legal action against NASCF, NACS and its President, for the wrongful termination of the Seminole Tribe casino contracts.

     In March 2004, Chex commenced a lawsuit in Hennepin County, Minnesota demanding repayment of $2,000,000, plus a $1,000,000 termination fee, accrued interest and other fees, due from iGames under a term note made in January 2004. In addition, in March 2004, the Company commenced a lawsuit in Delaware state court (New Castle county) relative to the termination of the SPA. In March 2004, iGames commenced a lawsuit in United States District Court for the District of Delaware relative to both the termination of the SPA and iGames' obligations under the term note, which is the subject of Chex's lawsuit in Hennepin County, Minnesota. The Company is confident that its claims in litigation will be upheld and management believes that the claims made by iGames lack merit. The Company intends to vigorously prosecute its claims and defend against iGames' claims.

     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on consolidated results of operations, financial position or cash flows of the Company.

     EMPLOYEE BENEFIT PLAN:

     In January 2003, the Company adopted a 401(k) retirement plan (the "Plan"), which covers defined eligible employees of Chex. Eligible employees are able to contribute a portion of their compensation to the Plan, subject to an annual Internal Revenue Service deferral limit. Employee contributions are 100% vested when made. Company contributions are discretionary. During 2004 and 2003, Chex made a matching contribution of 100% on the first 3% of employee deferrals and 50% on employee deferrals between 3% and 5%. Contribution expense was approximately $22,300 for the three months ended June 30, 2004 and 2003 and approximately $44,600 and $34,900 for the six months ended June 30, 2004 and 2003, respectively.

     CONSULTING AGREEMENT:

     In May 2004, Chex entered into a consulting agreement with a financial advisor to provide assistance in the placement of debt or equity financing with prospective investors and facilitating future merger, acquisition and strategic partnerships on behalf of the Company. The term of the agreement is two years and requires the Company to pay a total of $240,000 to the financial advisor in monthly installments of $10,000 each month.

                 FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARY

               SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

8.   OTHER RECEIVABLES, AFFILIATES:

     During 2003, Chex made $219,409 of net advances to Denaris Corporation
       ("Denaris"), a majority-owned subsidiary of Equitex. During the six months ended June 30, 2004, Chex made net additional advances of $19,751, resulting in a receivable balance of $239,160 as of June 30, 2004. These amounts have been classified as other receivables, related party on the consolidated balance sheets.

9.   INCOME TAXES:

     The operations of the Company are included in consolidated federal income tax returns filed by Equitex. However, for financial reporting purposes, the Company's provision for income taxes has been computed on the basis that the Company files a separate income tax return. The Company did not make any federal tax payments. Rather, calculated federal tax liabilities owed by the Company for the year ended December 31, 2003 were recorded as a capital contribution from Equitex.

     During the quarter ended June 30, 2004 management assessed the realization of its deferred tax assets. Based on this assessment it was determined to be more likely than not that the Company's deferred tax assets will not be realizable and determined that a valuation allowance was required. Accordingly, the Company's valuation allowance was increased by $473,000, which resulted in an increase to the provision for income taxes of the same amount.

10.  STOCKHOLDER'S EQUITY:

     COMMON STOCK:

     In June 2004, FFFC issued 1,000,000 shares of common stock in exchange for the conversion of $100,000 in notes payable.

                 FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARY

               SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

10.  STOCKHOLDER'S EQUITY (CONTINUED):

     INVESTMENT IN EQUITEX COMMON STOCK:

     At June 30, 2004 and December 31, 2003, the Company has an investment in common stock of Equitex. This investment is presented as a reduction of stockholders' equity in a manner similar to that of treasury stock. The following table summarizes the activity of this investment.

                                              Year ended December 31,   Six months ended June 30,
                                                        2003                       2004
                                             ------------------------    ------------------------
                                               Shares        Cost         Shares         Cost
                                             ----------    ----------    ----------    ----------
     Common stock:
      Beginning balances                        382,507    $  216,714     1,328,718    $  611,680
      Shares purchased                          525,000       312,050       103,500       113,625
      Shares received upon Equitex
       conversion of preferred
       stock and unpaid dividends             1,647,211       658,884
      Shares sold                            (1,226,000)     (575,968)     (483,500)     (223,867)
      Shares distributed to third parties
       on behalf of Equitex, in exchange
       for an Equitex receivable                                            (45,000)      (21,570)
                                             ----------    ----------    ----------    ----------
     Ending balances                          1,328,718       611,680       903,718       479,868
                                             ----------    ----------    ----------    ----------
     Preferred stock:
      Beginning balance                             650       650,000          --            --
      Shares purchased
      Shares converted to common stock             (650)     (650,000)         --            --
                                             ----------    ----------    ----------    ----------
     Ending balances                               --            --            --            --

     Total                                    1,328,718    $  611,680       903,718    $  479,868
                                             ==========    ==========    ==========    ==========

     Purchases of Equitex common stock are stated at cost. Sales of Equitex common stock are removed from the investment account at the weighted average cost of the total shares outstanding, and the difference between the sales price and cost of the shares sold is classified as additional paid-in capital.

     NOTES, ADVANCES AND INTEREST RECEIVABLE, AFFILIATES:

     Chex has notes receivable due from Equitex and Denaris under various loan agreements. In addition, Chex has made advances to Equitex and Denaris to fund their operations. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 9, ALLOCATION OF EXPENSES AND RELATED DISCLOSURE IN FINANCIAL STATEMENTS OF SUBSIDIARIES, DIVISIONS OR LESSOR BUSINESS COMPONENTS OF ANOTHER ENTITY, certain expenses paid by Chex on behalf of Equitex have been debited (charged) to the receivables. General and administrative expenses and deferred loan costs allocated by Equitex to Chex totaling $648,100 for the six months ended June 30, 2004 have been credited to additional paid-in capital as a contribution of capital by Equitex. These transactions include the allocation of certain operating expenses from Equitex to Chex, as well as certain capitalized costs relating to the $5,000,000 promissory note that have been allocated to Chex.

                 FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARY

               SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

10.  STOCKHOLDER'S EQUITY (CONTINUED):

     NOTES, ADVANCES AND INTEREST RECEIVABLE, AFFILIATES (CONTINUED):

     The following table summarizes the activity for the year ended December 31, 2003 and for the six months ended June 30, 2004:

                                                       December 31,    June 30,
                                                           2003          2004
                                                        ----------   ----------
         Beginning balances                             $1,075,760   $1,944,785
         Cash advances                                   1,111,655    1,125,000
         Cash repayments                                  (595,000)
         Chex cash disbursements allocated to Equitex 352,370 332,833 Distribution of Equitex common stock held by
           Chex to third parties in exchange for
           receivable from Equitex                                       50,750
                                                        ----------   ----------
                                                         1,944,785    3,453,368
         Interest receivable                               166,483      304,918
                                                        ----------   ----------
         Ending balances                                $2,111,268   $3,758,286
                                                        ==========   ==========

     The above balances at June 30, 2004 and December 31, 2003 are presented as a reduction of stockholders' equity on the consolidated balance sheet of the Company. The balance at December 31, 2003 is comprised of $837,250 due from Denaris and $1,107,535 due from Equitex. The balance at June 30, 2004 is comprised of $837,250 due from Denaris and $2,616,118 due from Equitex. The Denaris receivables are in the form of notes, $325,000 of which bear interest at 10% per annum and $512,250 which bear interest at 12% per annum. The notes are collateralized by a pledge by Equitex of 1,000,000 shares of Equitex common stock. The Equitex receivables are in the form of notes and advances, which bear interest at 10% per annum. The notes and advances are collateralized by a pledge of 700,000 shares of FFFC common stock owned by Equitex.

     STOCK SUBSCRIPTION RECEIVABLE:

     In December 2003, Chex sold 1,000,000 shares of Equitex common stock in exchange for $200,000 cash and an $800,000 promissory note. The note is presented as a reduction of stockholders' equity at June 30, 2004 and December 31, 2003. The note has an interest rate of 7% per annum and was originally payable in three installments of principal and interest through June 30, 2004. The promissory note is secured by a pledge agreement, which grants Chex a security interest in 700,000 of the purchased shares. A payment of $200,000 was received during the three months ended June 30, 2004. The note is currently in default.

     The Company has been informed that it is the intent of the note holder to return 500,000 shares of Equitex common stock in full payment of the remaining $600,000 receivable. Since the current market price of 500,000 shares of common stock is approximately $350,000, the Company has reduced the receivable by $250,000 and charged equity (additional paid-in capital).

                                    ITEM TWO
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

THIS REPORT MAY CONTAIN CERTAIN "FORWARD-LOOKING" STATEMENTS AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 OR BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS AND RELEASES, WHICH REPRESENT THE COMPANY'S EXPECTATIONS OR BELIEFS, INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING THE COMPANY'S OPERATIONS, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, GROWTH AND ACQUISITION STRATEGIES, INVESTMENTS, AND FUTURE OPERATIONAL PLANS, FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS "MAY", "WILL", "EXPECT", "BELIEVE", "ANTICIPATE", "INTENT", "COULD", "ESTIMATE", "MIGHT", OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE COMPANY'S CONTROL, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON THE VARIETY OF IMPORTANT FACTORS, INCLUDING UNCERTAINTY RELATED TO THE COMPANY'S OPERATIONS, MERGERS OR ACQUISITIONS, GOVERNMENTAL REGULATION, THE VALUE OF THE COMPANY'S ASSETS AND ANY OTHER FACTORS DISCUSSED IN THIS AND OTHER COMPANY FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

GENERAL

Effective June 7, 2004, Equitex and the Company executed an Agreement and Plan of Merger (the "Merger Agreement") with SVI to merge Chex into a wholly-owned subsidiary of SVI (the "Merger Subsidiary"), where upon the separate corporate existence of the Merger Subsidiary ceased. Under the terms of the Merger Agreement, Equitex exchanged 100% of its equity ownership in Chex for 7,700,000 shares of SVI, representing 93% of SVI's outstanding common stock following the transaction. In addition, Equitex received warrants to purchase 800,000 shares of SVI common stock at an exercise price of $0.10 per share, expiring five years from the date of closing. As a result, Chex became a wholly-owned subsidiary of SVI, a publicly traded shell company. In addition, under the terms of the Merger Agreement, a bridge loan was consummated with an international merchant bank, whereby SVI received $400,000 through the issuance of a convertible promissory note. The promissory note is convertible into 4,000,000 shares of SVI common stock upon the occurrence of certain future events.

The acquisition of Chex by SVI has been recorded as a reverse acquisition based on factors demonstrating that Chex constituted the accounting acquirer. The shareholder of Chex received 93% of the post-acquisition outstanding common stock of SVI. In addition, post-acquisition management personnel and the board members of the Company now consist of individuals previously holding positions with Chex or Equitex. The purchase price applied to the reverse acquisition was based on the net book value of the underlying assets of SVI prior to the transaction. The historical stockholder's equity of Chex prior to the exchange has been retroactively restated (a recapitalization) for the equivalent number of shares received in the exchange after giving effect to any differences in the par value of the SVI and Chex common stock, with an offset to additional paid-in capital. The restated consolidated accumulated deficit of the accounting acquirer (Chex) has been carried forward after the exchange.

OVERVIEW

The financial results presented for the three and six months ended June 30, 2004 and 2003 are those of Chex Services, Inc. ("Chex") and its wholly-owned subsidiary Collection Solutions, Inc. ("Collection Solutions"), and from June 7, 2004, on a consolidated basis with those of FastFunds Financial Corporation ("FFFC").

LIQUIDITY AND CAPITAL RESOURCES

For the year ending December 31, 2004, we presently anticipate our liquidity and capital resource needs will be satisfied from cash flows generated from our operating activities.

Our operating subsidiary, Chex, anticipates positive cash flows in 2004. Additionally, Chex has begun to introduce new products during the year. These products are complementary to its existing products and services. Future products may include: cashless gaming smart cards, debit cards and customized funds transfer systems for multi-jurisdictional gaming operators.

Cash flow activity for the six months ended June 30, 2004 and 2003 includes the activity of Chex and Collection Solutions, and FFFC since its acquisition on June 7, 2004. For the six months ended June 30, 2004, net cash provided by operating activities was $290,759 compared to net cash used in operating activities of $760,952 for the six months ended June 30, 2003. The most significant portion of this change was the changes in accounts receivable, which decreased and provided cash and adjusted the net loss by $1,272,183 for the six months ended June 30, 2004 compared to an increase in accounts receivable for the six months ended June 30, 2003, which used cash of $1,271,385. Additionally, non-cash adjustments to the current year's results were $1,327,953 including depreciation and amortization of $577,046, stock-based compensation of $252,000 and an increase in the deferred tax asset valuation allowance of $473,000, compared to total non-cash adjustments of $580,140, mostly comprised of $538,939 for depreciation and amortization for the six months ended June 30, 2003.

Cash used in investing activities for the six months ended June 30, 2004 was $3,319,286 compared to $699,607 for the six months ended June 30, 2003. Cash used in investing activities for the six months ended June 30, 2004, was primarily attributable to net advances of $3,124,773 on notes receivable and purchases of property and equipment of $194,513. These advances (loans) were mainly attributed to iGames ($2,000,000) and Equitex ($1,125,000). Cash used in investing activities for the six months ended June 30, 2003 was primarily due to net advances of $522,349 on notes receivable and purchases of property and equipment of $177,258.

Cash provided by financing activities for the six months ended June 30, 2004 was $2,177,214 compared to cash used in financing activities of $856,727 for the six months ended June 30, 2003. The significant activity for the six months ended June 30, 2004 included the Company receiving proceeds of $6,552,000 upon the issuance of notes payable and long-term debt, receiving $492,029 upon the sale of 483,500 shares of Equitex common stock and proceeds received of $200,000 on the stock subscription receivable. These proceeds were offset by the repayment of notes payable and long-term debt of $2,120,424, repayment of a bank overdraft of $2,497,766, payment of fees of $335,000 related to the issuance of notes payable, and the purchase of 103,500 shares of Equitex common stock for $113,625.

The significant financing activity for the six months ended June 30, 2003 included the Company receiving proceeds from the sale of 226,000 shares of Equitex common stock for $147,794. The Company also received proceeds of $620,000 upon the issuance of notes payable and repaid $1,337,521 of notes payable and long-term debt. During the six months ended June 30, 2003, the Company also purchased 460,000 shares of Equitex common stock for $287,000.

For the six months ended June 30, 2004, cash decreased by $851,313 compared to a decrease in cash of $2,317,286 for the six months ended June 30, 2003. Ending cash at June 30, 2004 was $6,755,289 compared to $6,585,624 at June 30, 2003.
Significantly all cash is required to be utilized for Chex's casino operations.

In March 2004, Equitex closed on $5,000,000 of convertible promissory Notes (the "Notes") with two financial institutions (the "Lenders"). The Notes carry an interest rate of 7% per annum and have a 45-month term. Interest only payments were due monthly beginning in April 2004 through June 2004. Beginning in July 2004, principal and interest payments amortize over the remaining 42-month period. The Notes are senior to all other debt of the Company and are collateralized by all assets of Chex as defined in the security agreement.

Other sources available to us that we may utilize include the sale of equity securities through private placements of common and/or preferred stock as well as the exercise of outstanding warrants, all of which may cause dilution to our stockholders.

REVENUES

Consolidated revenues for the three months ended June 30, 2004 and 2003 were $3,458,260 and $4,545,488, respectively, compared to consolidated revenues of $6,921,363 and $9,119,437 for the six months ended June 30, 2004 and 2003. The decrease in both periods was due primarily to the loss of revenues resulting from the closure of five Seminole Tribe casino locations located throughout Florida in January 2004, which provided approximately $4 million in revenues per year.

Chex recognizes revenue at the time certain financial services are performed. Revenues are derived from check cashing fees, credit and debit card advance fees, automated teller machine ("ATM") surcharge and transaction fees, and NSF collection fees. Chex revenues for the three months ended June 30, 2004 and 2003 were comprised of the following:

                                  2004                                     2003
                     ------------------------------------   ------------------------------------

                     Number of     Dollars       Earned     Number of      Dollars      Earned
                   Transactions    Handled      Revenues   Transactions    Handled     Revenues
                     ----------  ------------  ----------   ----------  ------------  ----------
Personal checks         163,923  $ 30,295,833  $1,556,525      213,907  $40,306,680  $ 2,068,114
"Other" checks           64,674    20,357,481     191,244       89,438   35,081,167      241,704
Credit cards             52,280    17,851,730     737,985       92,524   31,377,646    1,199,131
Debit cards               7,817     2,402,603      34,425       15,707    5,046,710      104,103
ATM transactions        434,128    36,590,380     824,358      916,147   87,354,568      803,529
NSF collection fees         -             -       100,675          -            -        117,231
Other                       -             -        13,048          -            -         11,676
                     ----------  ------------  ----------   ----------  ------------  ----------
                        722,822  $107,498,027  $3,458,260    1,327,723  $199,166,771  $4,545,488
                     ==========  ============  ==========   ==========  ============  ==========

Chex revenues for the six months ended June 30, 2004 and 2003 were comprised of the following:

                                  2004                                     2003
                     ------------------------------------   ------------------------------------

                     Number of     Dollars       Earned     Number of      Dollars      Earned
                   Transactions    Handled      Revenues   Transactions    Handled     Revenues
                     ----------  ------------  ----------   ----------  ------------  ----------
Personal checks         323,106  $57,769,918  $ 3,095,404      428,642  $ 78,787,983  $4,066,317
"Other" checks          125,441   43,460,655      429,236      181,729    73,407,060     540,522
Credit cards            108,080   36,747,289    1,418,353      182,293    61,891,673   2,393,593
Debit cards              17,786    5,515,917       74,699       30,845    10,893,173     210,880
ATM transactions        862,286   70,137,900    1,607,067    1,812,601   174,697,548   1,625,808
NSF collection fees         -            -        219,542          -             -       246,620
Other                       -            -         77,062          -             -        35,697
                     ----------  ------------  ----------   ----------  ------------  ----------
                      1,436,699  $213,631,679  $6,921,363    2,636,110  $399,677,437  $9,119,437
                     ==========  ============  ==========   ==========  ============  ==========

Chex cashes personal checks at its cash access locations for fees of between 3 and 10 percent based on its casino contracts. Chex also cashes "other" checks, comprised of tax and insurance refunds, casino employee payroll checks and casino jackpot winnings at a reduced rate.

Chex credit/debit card cash advance services allow patrons to use their VISA, MasterCard, Discover and American Express cards to obtain cash. Third party vendors, at their expense, supply, install and maintain the equipment to operate the cash advance system. Under vendor agreements, the vendor charges each customer a services fee based upon the cash advance amount and pays a portion of such service fee to Chex.

Chex receives a surcharge fee for each cash withdrawal from the ATM machines in locations where Chex provides such services. The surcharge, which is a charge in addition to the cash advance, is made against the bank account of the customer and is deposited in the vendor's account. The vendor reimburses Chex for the cash amount and pays the surcharge commission due.

Chex utilizes its own in-house collections department to pursue collection of returned checks, and generally charges an insufficient funds fee when it ultimately collects the check.

In the ordinary course of business, Chex receives new financial services agreements or renews existing ones as their original terms expire. Chex may also not renew contracts from certain expiring agreements. In January of 2004, Chex was advised that 5 existing casino locations were terminating the agreements for Chex to provide its services. These locations accounted for $1,003,670 and $2,010,832 in revenues for the three and six months ended June 30, 2003. For the year ended December 31, 2003, these locations accounted for approximately $4,090,000 in revenues. Accordingly, Chex anticipates a decline in 2004 revenues due to the loss of these contracts and the absence of significant new contracts to replace the revenues lost. Chex has implemented cost savings expense reductions to minimize the effect of the loss of these contracts.

OPERATING EXPENSES

LOCATION EXPENSES

Chex location expenses were $2,560,402 and $3,138,790 for the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, location expenses were $5,017,747 and $6,118,517, respectively. The location expenses are comprised as follows:

                                               Three months ended              Six months ended
                                                    June 30,                       June 30,
                                              2004            2003           2004           2003
                                           -----------    -----------     -----------    -----------
     Fees to casinos                       $ 1,209,052    $ 1,539,844     $ 2,375,200    $ 3,048,086
     Salaries and related costs                723,547        983,445       1,497,580      1,942,342
     Returned checks, net of collections       206,390        125,654         304,393        221,537
     Other                                     388,343        451,162         773,991        831,327
     Depreciation and amortization              33,070         38,685          66,583         75,225
                                           -----------    -----------     -----------    -----------
                                           $ 2,560,402    $ 3,138,790     $ 5,017,747    $ 6,118,517
                                           ===========    ===========     ===========    ===========

Chex pays a fee to casinos as compensation pursuant to the terms of each financial services agreement that the Company has entered into with each respective establishment. At locations where Chex provides check-cashing services, Chex pays the location operator a commission based upon the monthly amount of checks cashed, as defined in the agreement. Chex passes on an agreed-upon percentage of the surcharge commissions to the locations where ATM's are utilized. At all of the locations at which Chex provides credit/debit card advance services, it pays the operator a commission for each completed transaction. The decrease in fees to casinos of $339,792 and $722,886 for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003, was primarily due to the loss of the five Seminole tribal locations in January 2004.

Chex Services employs personnel at the locations where it provides check cashing services as well as corporate staff to support its operations. Due to the terminated locations, Chex has reduced location staff needs going forward.

The terminated locations accounted for location expenses for the three and six months ended June 30, 2003 of $753,746 and $1,510,642, respectively.

CORPORATE OPERATING EXPENSES

Corporate operating expenses include the corporate activities of Chex and Collection Solutions and costs allocated from locations for its support of the operating locations. Beginning June 7, 2004, the expenses also include those of FFFC.

Corporate expenses for the three months ended June 30, 2004, were $1,416,888 compared to $937,882 for the three months ended June 30, 2003. Corporate expenses for the six months ended June 30, 2004, were $2,307,814 compared to $1,865,329 for the six months ended June 30, 2003. The expenses were comprised as follows:

                                           Three months ended              Six months ended
                                                June 30,                       June 30,
                                          2004            2003           2004           2003
                                       -----------    -----------     -----------    -----------
     Salaries and benefits             $   466,522    $   479,541     $   976,153    $ 1,002,518
     Stock-based compensation              252,000                        252,000
     Accounting, legal and consulting      163,821         84,542         266,551        159,374
     Travel and entertainment               61,231         53,513         122,288        134,531
     Advertising                            48,042        107,114          92,673        111,008
     Allocated expenses from Equitex        59,000         39,000          91,000        117,000
     Depreciation and amortization          49,342         47,639          96,433         93,714
     Other                                 316,930        126,533         410,716        247,184
                                       -----------    -----------     -----------    -----------
                                       $ 1,416,888    $   937,882     $ 2,307,814    $ 1,865,329
                                       ===========    ===========     ===========    ===========

The primary reason for the increase in corporate operating expenses of $227,006 and $190,485 for the three and six months ended June 30, 2004 and 2003 was due to increased costs for accounting, legal and consulting services and stock-based compensation expense incurred in connection with the June 7, 2004, sale of Chex to Seven Ventures, Inc. by Equitex, in addition to a reserve recorded of $65,000 on an account receivable in the three and six months ended June 30, 2004.

OTHER INCOME (EXPENSE)

Other expense for the three months ended June 30, 2004, was $339,809 compared to $275,883 for the three months ended June 30, 2003. Interest expense for the three months ended June 30, 2004 was $479,118 compared to $327,583 for the three months ended June 30, 2003. The primary reasons for the increase was due to interest expense of $87,260 related to the $5,000,000 note payable issued in March 2004 and $100,000 expensed as interest related to the beneficial conversion feature on the convertible promissory notes. Interest income increased to $139,309 for the three months June 30, 2004, from $51,700 for the three months ended June 30, 2003. The primary reasons for the increase were due to the increase in notes receivable due from Equitex, as well as $50,000 of interest income recorded in the current quarter related to the $2,000,000 note receivable from iGames.

Other expenses for the six months ended June 30, 2004, was $548,902 compared to $590,579 for the six months ended June 30, 2003. Interest expense for the six months ended June 30, 2004, was $806,604 compared to $675,618 for the six months ended June 30, 2003. The primary reasons for the increase are interest of $110,274 related to the $5,000,000 note entered into in March 2004 and the $100,000 expensed as interest related to the beneficial conversion feature on the convertible promissory notes. Interest income increased to $257,702 for the six months ended June 30, 2004, compared to $85,039 for the six months ended June 30, 2003. The primary reasons for the increase were $96,111 related to the $2,000,000 note receivable from iGames, as well as increased interest due to the increase in notes receivable due from Equitex.

INCOME TAX EXPENSES

During the quarter ended June 30, 2004 management assessed the realization of its recorded deferred tax assets. Based on this assessment, management concluded, that it was more likely than not that existing deferred tax assets would not be realizable, and determined a valuation allowance was required for recorded deferred tax assets. Accordingly, the Company's valuation allowance was increased by $473,000, which resulted in an increase to the provision for income taxes of the same amount.

CONTRACTUAL OBLIGATIONS

In March 2004, Equitex closed on $5,000,000 of convertible promissory Notes (the "Notes") with two financial institutions (the "Lenders"). The Notes carry an interest rate of 7% per annum and have a 45-month term. Interest only payments were due monthly beginning in April 2004 through June 2004. Beginning in July 2004, principal and interest payments amortize over the remaining 42-month period. The Notes are senior to all other debt of the Company and are collateralized by all assets of Chex as defined in the security agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

We believe that the following are some of the more critical policies that currently affect our financial condition and results of operations:

     o allowances for refundable fees and losses;
     o returned checks;
     o stock-based compensation;
     o litigation
     o income taxes, deferred taxes; and
     o goodwill and other intangible assets

ALLOWANCES FOR REFUNDABLE FEES AND LOSSES

The allowance for losses is established through a provision for losses charged to expense. Receivables are charged against the allowance for losses when management believes that collectibility of principal is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing accounts, based on evaluation of the collectibility of the accounts and prior loss experience. This evaluation also takes into consideration such factors as current economic conditions that may affect the borrower's ability to pay. While management uses the best information available to make its evaluation, this estimate is susceptible to significant change in the near term.

RETURNED CHECKS

We charge operations for a potential loss on returned checks in the period such checks are returned, since ultimate collection of these items is uncertain. Recoveries on returned checks are credited in the period when the recovery is received.

STOCK BASED COMPENSATION

Statement of Financial Accounting Standard ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, as amended by SFAS No., 148, defines a fair value-based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to account for employee stock-based compensation plans using the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25 (APB No. 25), ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. Accordingly, employee compensation cost for stock is measured as the excess, if any, of the estimated fair value of our stock at the date of the grant over the amount an employee must pay to acquire the stock.

GOODWILL AND OTHER INTANGIBLE ASSETS

We have significant intangible assets on our balance sheet that include goodwill and other intangibles related to the acquisition of Chex by Equitex. The valuation and classification of these assets and the assignment of useful amortization lives involve significant judgments and the use of estimates. The testing of these intangibles under established accounting guidelines for impairment also requires significant use of judgment and assumptions. Our assets are tested and reviewed for impairment on an ongoing basis under the established accounting guidelines. Changes in business conditions could potentially require future adjustments to asset valuations.

Since the adoption of SFAS 142 on January 1, 2002, we no longer amortize goodwill but instead test annually for impairment. If the carrying value of goodwill exceeds its fair value, an impairment loss must be recognized. A present value technique is often the best available technique with which to estimate the fair value of a group of assets. The use of a present value technique requires the use of estimates of future cash flows. These cash flow estimates incorporate assumptions that marketplace participants would use in their estimates of fair value as well as our own assumptions. These cash flow estimates are based on reasonable and supportable assumptions and consider all available evidence. However, there is inherent uncertainty in estimates of future cash flow.

We evaluate long-lived assets whenever events or changes in circumstances indicate that carrying the amount of an asset may not be recoverable. In performing the review of recoverability, we estimate future cash flows expected to result from the use of the asset and its eventual disposition. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management's subjective judgments. The time periods for estimating future cash flows is often lengthy, which increases the sensitivity to assumptions made. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. We consider the likelihood of possible outcomes in determining the best estimate for future cash flows.

LITIGATION

We are currently involved in certain legal proceedings, as described in Note 7 to the condensed consolidated financial statements included in this report. We apply the provisions of SFAS No. 5, Accounting for Contingencies to determine the effects of litigation on the financial statements and related disclosures.

INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements, and a deferred income tax liability or asset is recognized for temporary differences between our financial statements and tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred assets and liabilities of a change in tax rate is recognized in the statement of operations in the period that includes the enactment date.

A valuation allowance has been provided to reduce the deferred tax assets, based on management's estimate of the assets realizibility. Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. At June 30, 2004, Management believes it is more likely than not that the deferred tax asset will not be realized. Therefore, the Company has fully allowed for its deferred tax assets at June 30, 2004.

                                   ITEM THREE
             QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and a decline in the stock market. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company has limited exposure to market risk related to changes in interest rates. Other than its investment in Equitex common stock, the Company does not currently invest in equity instruments of public or private companies for business or strategic purposes.

The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiary are exposed relate to interest rates on debt. The Company has both fixed and variable rate debt. Chex has $14,936,179 and $10,931,147 of debt outstanding as of June 30, 2004 and December 31, 2003, respectively, of which $10,217,677 and $10,692,177 has been borrowed at fixed rates ranging from 9% to 12% at June 30, 2004 and December 31, 2003, respectively. This fixed rate debt is subject to renewal annually and is payable upon demand with 90 days written notice by the debt holder. Additionally, $4,355,395 of the total debt at June 30, 2004 has a fixed rate of 7% and $300,000 of the total debt at June 30, 2003 has a fixed rate of 5%. Chex also has $63,107 and $238,970 of variable rate debt at June 30, 2004 and December 31, 2003, respectively, owed to a bank. The lender presently charges interest at 0.5% to 0.75% over the prime rate.

As most of the Company's average outstanding indebtedness is renewed annually and carries a fixed rate of interest, a change in interest rates is not expected to have a material impact on the consolidated financial position, results of operations or cash flows of the Company during the year ending December 31, 2004.

                                    ITEM FOUR
                       DISCLOSURE CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days prior to the filing of this quarterly report. Based on that review and evaluation, the CEO and CFO have concluded that the Company's current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, the Company took no corrective measures.


PART II. OTHER INFORMATION

Item 1.Legal Proceedings

       Refer to Note 7 of the Condensed Consolidated Financial Statements

Item 2.Changes in Securities

In the quarter ended June 30, 2004, we issued 8,700,000 unregistered shares of our $.001 par value common stock in the transactions described below. For each of the following transactions, we relied upon the exemptions from registration provided by Section 4(6) or 4(2) of the Securities Act and Rule 506 promulgated thereunder based upon (i) representations from each investor that it is an accredited or sophisticated investor with experience in investing in securities such that it could evaluate merits and risks related to our securities; (ii) that no general solicitation of the securities was made by us; (iii) each investor represented to us that it was acquiring the securities for its own account and not with a view towards further distribution; (iv) the securities issued were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act; and (v) we placed appropriate restrictive legends on the certificates representing the securities regarding the restricted nature of these securities; and (vi) prior to the completion of the transaction, each investor was informed in writing of the restricted nature of the securities, provided with all information regarding the Company as required under Rule 502 of Regulation D and were given the opportunity to ask questions of and receive additional information from us regarding our financial condition and operations. The shares were issued as follows:

On June 7, 2004, 7,700,000 shares of common stock were issued to Equitex, Inc. pursuant to an Agreement and Plan of Merger and Reorganization dated as of April 5, 2004, by and among Seven Ventures, Inc., Seven Ventures Newco, Inc., and Chex Services, Inc.

On July 29, 2004, 1,000,000 shares of common stock were issued to a group of affiliates of MBC Global, Inc. upon the conversion of $100,000 ($0.10 per share) of a $400,000 convertible promissory note.

Item 3.Defaults upon Senior Securities

       None.

Item 4.Submission of Matters to a Vote of Security Holders

       None.

Item 5.Other Information

       None.

Item 6.Exhibits and Reports on Form 8-K

       (a) Exhibits

       Exhibit 31.1 - CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       Exhibit 31.2 - CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       Exhibit 32.1 - CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       Exhibit 32.2 - CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       (b) Reports on Form 8-K during the quarter ended June 30, 2004

       On April 15, 2004, the Company filed an 8-K disclosing the definitive agreement entered into between Seven Ventures, Inc., Equitex, Inc., and Chex Services, Inc.

       On June 22, 2004, the Company filed an 8-K disclosing change in control of the registrant and the acquisition of Chex Services, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FastFunds Financial Corporation
                                       (Registrant)

      Date: August 23, 2004            By: /s/ Graham Newall
                                       -------------------------------------
                                       Graham Newall
                                       Chief Executive Officer



      Date: August 23, 2004            By: /s/ Ijaz Anwar
                                       -------------------------------------
                                       Ijaz Anwar
                                       Chief Financial Officer