Form 10-Q
period 2004-09-30
FASTFUNDS FINANCIAL CORP
filed 2004-11-15
CIK 779956

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2004


             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________to_________


                         Commission File No. 333-1026-D


                         FASTFUNDS FINANCIAL CORPORATION
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

             Nevada                                                87-0425514
-------------------------------                              -------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock outstanding at November 12, 2004: 10,374,670

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES


PART I  FINANCIAL INFORMATION                                              Page
                                                                           ----

        Item 1. Financial statements:

                Condensed consolidated balance sheets -
                September 30, 2004 (unaudited) and December 31, 2003           2

                Condensed consolidated statements of operations-
                three and nine months ended September 30, 2004
                and 2003 (unaudited)                                           3

                Condensed consolidated statement of changes
                in stockholders' equity - nine months ended
                September 30, 2004 (unaudited)                                 4

                Condensed consolidated statements of cash flows
                - nine months ended September 30, 2004
                and 2003 (unaudited)                                       5 - 6

                Notes to condensed consolidated
                financial statements                                      7 - 26

        Item 2. Management's discussion and analysis of financial
                condition and results of operations                      27 - 37

        Item 3. Quantitative and qualitative disclosures of market risk       38

        Item 4. Disclosure controls and procedures                            39

PART II OTHER INFORMATION

        Item 1. Legal proceedings                                             39
        Item 2. Changes in securities and use of proceeds                     39
        Item 3. Defaults upon senior securities                               39

        Item 4. Submission of matters to a vote of security holders           39

        Item 5. Other information                                             39

        Item 6. Exhibits and reports on Form 8-K                         39 - 40

                Signatures                                                    41

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             September 30,   December 31,
                                                                 2004           2003
                                                             ------------    ------------
                                                             (UNAUDITED)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                $  6,385,196    $  7,606,602
    Accounts receivable,  net                                   1,666,131       2,483,698
    Prepaid amounts on casino contracts (Note 7)                  377,052         182,498
    Current portion of notes receivable (Note 3)                   62,100          58,200
    Deferred tax asset (Note 9)                                                    85,000
    Other current assets                                          221,515         117,054
                                                             ------------    ------------
         Total current assets                                   8,711,994      10,533,052
                                                             ------------    ------------

Notes and interest receivable, including related parties,
    net of current portion (Note 3)                             3,418,768       1,576,117
Other receivables, affiliates (Note 8)                            245,377         219,409
Property and equipment, net (Note 4)                            1,199,103       1,171,856
Deferred tax asset (Note 9)                                                       388,000
Intangible and other assets, net (Note 5)                       3,195,918       3,328,908
Goodwill (Note 5)                                               5,636,000       5,636,000
                                                             ------------    ------------
                                                               13,695,166      12,320,290
                                                             ------------    ------------
                                                             $ 22,407,160    $ 22,853,342
                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Bank overdraft (Note 6)                                                  $  2,497,766
    Accounts payable                                         $    218,413         207,078
    Accrued expenses                                              690,803         446,565
    Accrued liabilities on casino contracts (Note 7)              612,186         587,099
    Notes payable (Note 6)                                     10,807,782      10,692,177
    Current portion of long-term debt (Note 6)                  1,376,488         201,727
                                                             ------------    ------------
         Total current liabilities                             13,705,672      14,632,412

Long-term debt, net of current portion (Note 6)                 3,047,919          37,243
                                                             ------------    ------------
                                                               16,753,591      14,669,655
                                                             ------------    ------------

Commitments and contingencies (Note 7)

Stockholders' equity (Note 10):
    Preferred stock, $.001 par value; 5,000,000 shares
       authorized; no shares issued and outstanding
    Common stock, $.001 par value; 250,000,000 shares
       authorized; 10,324,670 (2004) and 7,700,000 (2003)
       shares issued and outstanding                               10,325           7,700
    Additional paid-in capital                                 13,371,925      11,748,128
    Stock subscription receivable                                                (800,000)
    Investment in Equitex, Inc.                                  (804,763)       (611,680)
    Notes, advances and interest receivable, affiliates        (4,069,255)     (2,111,268)
    Accumulated deficit                                        (2,854,663)        (49,193)
                                                             ------------    ------------
         Total stockholders' equity                             5,653,569       8,183,687
                                                             ------------    ------------
                                                             $ 22,407,160    $ 22,853,342
                                                             ============    ============

           See notes to condensed consolidated financial statements.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

                                             Three months ended              Nine months ended
                                                September 30,                   September 30,
                                            2004            2003            2004            2003
                                       ------------    ------------    ------------    ------------
Fee revenue                            $  4,308,684    $  4,825,043    $ 11,230,047    $ 13,944,480
                                       ------------    ------------    ------------    ------------
Location expenses:
    Fees to casinos                       1,514,970       1,715,741       3,890,170       4,763,827
    Salaries and benefits                   827,323       1,062,383       2,324,903       3,004,725
    Returned checks                         175,439         217,347         479,832         438,884
    Other                                   688,090         451,289       1,528,664       1,357,841
                                       ------------    ------------    ------------    ------------
          Total location expenses         3,205,822       3,446,760       8,223,569       9,565,277
                                       ------------    ------------    ------------    ------------
          Location gross margin           1,102,862       1,378,283       3,006,478       4,379,203
                                       ------------    ------------    ------------    ------------

Corporate operating expenses              1,216,100         861,250       3,523,914       2,726,579
Amortization of intangible and other
     assets (Note 5)                        218,565         185,000         632,691         555,000
Provision for (recovery of) losses
    on related party note receivable         82,000                         226,000        (172,799)
                                       ------------    ------------    ------------    ------------
                                          1,516,665       1,046,250       4,382,605       3,108,780
                                       ------------    ------------    ------------    ------------
(Loss) income from operations              (413,803)        332,033      (1,376,127)      1,270,423
                                       ------------    ------------    ------------    ------------
Other income (expense):
    Interest expense                       (501,557)       (297,461)     (1,308,161)       (973,079)
    Interest income                         100,116           6,081         357,818          91,120
                                       ------------    ------------    ------------    ------------
          Total other expense              (401,441)       (291,380)       (950,343)       (881,959)
                                       ------------    ------------    ------------    ------------

(Loss) income before income taxes          (815,244)         40,653      (2,276,470)        388,464
Deferred tax expense (Note 9)                                (6,000)       (473,000)        (68,000)
Current income tax expense (Note 9)                          (8,000)         (6,000)        (32,000)
                                       ------------    ------------    ------------    ------------
Net (loss) income                      $   (815,244)   $     26,653    $ (2,805,470)   $    288,464
                                       ============    ============    ============    ============
Basic and diluted net (loss)
    income per share                   $      (0.08)   $          *    $      (0.33)   $       0.04
                                       ============    ============    ============    ============
Weighted average number of common
    shares outstanding:
       Basic and diluted                  9,773,901       7,700,000       8,447,289       7,700,000
                                       ============    ============    ============    ============

* Amount is less than $0.01 per share

           See notes to condensed consolidated financial statements.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)

                                                                                              Notes,
                                                                                           advances and
                                                                                Investment      and
                                    Common stock     Additional      Stock         in        interest                     Total
                                -------------------    paid-in    subscription   Equitex,   receivable,   Accumulated  stockholders'
                                  Shares     Amount    capital     receivable      Inc.     affiliates      deficit       equity
                                ----------  -------  -----------   ----------   ---------   -----------   -----------   -----------

Balances, January 1, 2004        7,700,000  $ 7,700  $11,748,128   $ (800,000)  $(611,680)  $(2,111,268)  $ (49,193)    $8,183,687

Acquisition of Seven Ventures,
  Inc.                             584,670      585       (8,700)                                                           (8,115)

Sales of Equitex, Inc. common
  stock (Note 10)                                        270,457                  248,972                                  519,429

Purchases of Equitex, Inc.
  common stock (Note 10)                                                         (113,625)                                (113,625)

Distribution of Equitex, Inc.
  common stock in exchange for
  receivable due from Equitex,
  Inc. (Note 10)                                          29,180                   21,570                                   50,750

Conversion of note payable to
  common stock (Note 6)          2,000,000    2,000      198,000                                                           200,000

Proceeds received in
  connection with stock
  subscription  receivable
  (Note 10)                                                           200,000                                              200,000

Beneficial conversion feature
  on convertible promissory
  note  (Note 6)                                         200,000                                                           200,000

Cancellation of portion of
  stock  subscription
  receivable and return of
  stock (Note 10)                                       (250,000)     600,000    (350,000)                                     -

Issuance of common stock in
  exchange for related party
  note receivable (Note 10)         40,000       40      215,960                               (216,000)                       -

Contribution of capital from
  Equitex, Inc. for allocated
  expenses and deferred loan
  costs (Note 10)                                        716,900                                                           716,900

Increase in notes, advances
  and interest receivable due
  from affiliates (Note 10)                                                                 (1,741,987)                (1,741,987)

Issuance of warrants to
  employees for services
  (Note 1)                                               252,000                                                           252,000

Net loss                                                                                                   (2,805,470)  (2,805,470)
                                ----------  -------  -----------   ----------   ---------   -----------   -----------   -----------

Balances, September 30, 2004    10,324,670  $10,325  $13,371,925   $       -    $(804,763)  $(4,069,255)  $(2,854,663)  $ 5,653,569
                                ==========  =======  ===========   ==========   =========   ===========   ===========   ===========

           See notes to condensed consolidated financial statements.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

            NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

                                                                              2004           2003
                                                                          -----------    -----------
Net cash (used in) provided by operating activities                       $  (468,178)   $   524,582
                                                                          -----------    -----------
Cash flows from investing activities:
     Purchases of property and equipment                                     (316,855)      (258,386)
     Repayments on notes receivable                                            18,773        690,398
     Advances on notes receivable                                          (3,129,673)    (1,132,701)
                                                                          -----------    -----------
Net cash used in investing activities                                      (3,427,755)      (700,689)
                                                                          -----------    -----------
Cash flows from financing activities:
     Decrease in bank overdraft                                            (2,497,766)
     Borrowings on notes and loans payable                                  7,247,210      1,020,000
     Repayments on notes and loans payable                                 (2,281,605)    (2,948,000)
     Borrowings on long-term debt                                             400,000
     Repayments on long-term debt                                            (464,116)       (40,454)
     Proceeds received in connection with stock
        subscription receivable                                               200,000
     Purchase of Equitex, Inc. common stock                                  (113,625)      (312,050)
     Proceeds from sale of Equitex, Inc. common stock                         519,429        147,794
     Payment of deferred loan costs                                          (335,000)
                                                                          -----------    -----------
Net cash provided by (used in) financing activities                         2,674,527     (2,132,710)
                                                                          -----------    -----------
Decrease in cash and cash equivalents                                      (1,221,406)    (2,308,817)
Cash and cash equivalents, beginning of period                              7,606,602      8,902,910
                                                                          -----------    -----------
Cash and cash equivalents, end of period                                  $ 6,385,196    $ 6,594,093
                                                                          ===========    ===========
Supplemental disclosure of cash flow information:
     Cash paid for interest                                               $   790,378    $ 1,031,997
                                                                          ===========    ===========
     Cash (received) paid for income taxes                                $   (33,193)    $   116,841
                                                                          ===========    ===========

Supplemental disclosure of non-cash investing
 and financing activities:
Contribution of capital from Equitex, Inc. for
 allocated expenses and deferred loan costs                               $   716,900
                                                                          ===========
Cancellation of portion of stock subscription receivable                  $   250,000
                                                                          ===========
Return of Equitex stock in exchange for stock subscription receivable     $   350,000
                                                                          ===========
Conversion of note payable to common stock                                $   200,000
                                                                          ===========
Issuance of common stock in exchange for related party note
  receivable                                                              $   216,000
                                                                          ===========
Distribution of Equitex, Inc. common stock to third parties in exchange
     for a receivable due from Equitex, Inc.                              $    50,750
                                                                          ===========

           See notes to condensed consolidated financial statements.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

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

     Chex, a Minnesota corporation, provides financial services, primarily check cashing, automated teller machine (ATM) access, and credit card advances to customers primarily at Native American owned casinos and gaming establishments. As of September 30, 2004, the Company operates at 30 casino and gaming locations and 16 other retail establishments. As of September 30, 2004, the Company operated in gaming establishments located in Arizona, Michigan, Minnesota, Nebraska, New Mexico, North Dakota and Wisconsin. In 2002, the Company formed Collection Solutions, Inc. ("Collection Solutions"), a wholly owned Minnesota corporation, formed for the purpose of providing collection services for the Company, customers of the Company, and other entities both within and outside the gaming industry. Collection Solutions is licensed as a collection agency in one state.

     On July 15, 2004, FFFC formed FastFunds International, Inc. ("FFI"), a wholly-owned Corporation based in London. FFI was formed to build a presence in Europe for the Company's stored value card program.

     ORGANIZATION:

     ACQUISITION OF CHEX BY SVI AND BASIS OF PRESENTATION:

     Effective June 7, 2004, Equitex and the Company executed an Agreement and
       Plan of Merger (the "Merger Agreement") with SVI to merge Chex into a wholly-owned subsidiary of SVI (the "Merger Subsidiary"), whereby the separate corporate existence of the Merger Subsidiary ceased. Under the terms of the Merger Agreement, Equitex exchanged 100% of its equity ownership in Chex for 7,700,000 shares of SVI, representing 93% of SVI's outstanding common stock. In addition, Equitex received warrants to purchase 800,000 shares of SVI common stock at an exercise price of $0.10 per share, expiring five years from the date of closing. Of the warrants received by Equitex, 640,000 were subsequently transferred to officers, directors and a consultant of Equitex and Chex for services performed. The warrants were determined to have a fair value of $1.00 at the date of the grant. Of these warrants, 280,000 were issued to Chex officers, resulting in $252,000 of compensation expense during the nine months ended September 30, 2004. As a result, Chex became a wholly-owned subsidiary of SVI, a publicly-traded shell company. In addition, under the terms of the Merger Agreement, a bridge loan was consummated with an international merchant bank, MBC Global ("MBC"), whereby SVI received $400,000 through the issuance of a convertible promissory note. The promissory note is convertible into 4,000,000 shares of SVI common stock upon the occurrence of certain future events (Note 6).

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

            NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

1. BUSINESS, ORGANIZATION, UNAUDITED FINANCIAL STATEMENTS, RECENT EVENTS AND MANAGEMENT'S PLANS (CONTINUED):

     ORGANIZATION (CONTINUED):

     ACQUISITION OF CHEX BY SVI AND BASIS OF PRESENTATION (CONTINUED):

     Under the terms of the Merger Agreement and in consideration of the $400,000 convertible promissory note, the Company granted SVI and MBC limited anti-dilution rights. The limited anti-dilution rights cover any common shares issued by FFFC (the "anti-dilution shares") in relation to the repayment of any portion of the $5,000,000 of convertible promissory notes (Note 6). Under the anti-dilution rights, SVI and MBC are to receive the corresponding amount of FFFC common shares in order for their ownership percentages to remain the same before and after any anti-dilution shares are issued.

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

     The interim condensed consolidated financial statements include the accounts of FFFC from the date of acquisition (June 7, 2004), Chex, Collection Solutions, and beginning on July 15, 2004, FFI. All significant intercompany transactions and balances have been eliminated in consolidation.

     UNAUDITED FINANCIAL STATEMENTS:

     The condensed consolidated balance sheet as of September 30, 2004, the condensed consolidated statements of operations for the three and nine months ended September 30, 2004 and 2003, the statement of stockholders' equity for the nine months ended September 30, 2004, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for all stated periods have been made. Except as described above, these adjustments consist only of normal and recurring adjustments. These condensed consolidated financial statements should be read in conjunction with a reading of the Company's consolidated financial statements and notes thereto included in the Company's 8-K/A filed with the Securities and Exchange Commission ("SEC") on September 14, 2004. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the operating results for the full year.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

            NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

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

     FFFC is negotiating on a proposed series of $1,500,000 unsecured convertible promissory notes (the "Proposed Notes") with third parties (the "Holders"). If issued, each of the Proposed Notes will carry a stated interest rate of 9.5% per annum and each Proposed Note will have a nine month term. All principal and interest under the Proposed Notes would be due August 2005.

     The Holders' would be able to convert, at their option, the Proposed Notes and any unpaid interest into shares of FFFC common stock at $1.00 per share for a three-year period commencing on the due date. In addition, the Holders would also also receive warrants to purchase 1,500,000 shares of FFFC common stock at an exercise price of $2.00.

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

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

            NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

1. BUSINESS, ORGANIZATION, UNAUDITED FINANCIAL STATEMENTS, RECENT EVENTS AND MANAGEMENT'S PLANS (CONTINUED):

     MANAGEMENT'S PLANS (CONTINUED):

     In August 2004, FFFC entered into a Stock Purchase Agreement (the "SPA") with Seaside Investments PLC ("Seaside"), a corporation organized under the laws of England and Wales. Seaside is an open-end diversified investment fund holding securities from numerous small-cap companies. Under the terms of the SPA, FFFC, upon closing, is to sell and issue 800,000 shares of its common stock to Seaside in exchange for 1,321,440 shares of Seaside. The shares of FFFC and Seaside are currently being held in escrow. The execution of the transaction, including the delivery of FFFC's 800,000 shares of common stock and receipt by FFFC of 1,321,440 shares of Seaside is dependent upon the Seaside shares being accepted for trading on the London Stock Exchange, PLC. Upon such acceptance, FFFC is allowed to sell 10% of its Seaside shares on a monthly basis and must utilize at least 75% of such proceeds to reduce its obligations on the $5,000,000 convertible promissory note described above.

     STOCK BASED COMPENSATION:

     Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING
       FOR STOCK-BASED COMPENSATION, defines a fair-value based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and guidance provided in SFAS Interpretation ("FIN") No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

     Had compensation cost for stock-based awards issued to employees been determined based on the fair value at the grant dates for awards under the plans consistent with the fair-value based method of accounting prescribed by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's results would have been changed to the pro forma amounts indicated below:

                                    Three months ended       Nine months ended
                                       September 30,           September 30,
                                      2004       2003       2004         2003
                                   ----------  --------  -----------  ----------
      Net (loss) income            $(815,244)  $ 26,653  $(2,805,470) $  288,464

      ADD: Stock-based employee
      compensation expense
      included in reported net
      income                                                 252,000

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

            NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

1. BUSINESS, ORGANIZATION, UNAUDITED FINANCIAL STATEMENTS, RECENT EVENTS AND MANAGEMENT'S PLANS (CONTINUED):

     STOCK BASED COMPENSATION (CONTINUED):

                                             Three months ended          Nine months ended
                                                September 30,              September 30,
                                             2004          2003          2004         2003
                                           ---------    ---------    -----------    ---------
     DEDUCT: Total stock-based
     compensation expense
     determined under fair value
     based method for all
     awards, net of related tax effects      (10,000)    (214,000)      (265,000)    (214,000)
                                           ---------    ---------    -----------    ---------
     Pro forma net (loss) income           $(825,244)   $(187,347)   $(2,818,470)   $   74,464
                                           =========    =========    ===========    ==========

     Net (loss) income per share:
     Basic and diluted - as reported       $   (0.08)   $        *   $     (0.33)   $     0.04
                                           =========    =========    ===========    ==========
     Basic and diluted - pro forma         $   (0.08)   $   (0.02)   $     (0.33)   $     0.01
                                           =========    =========    ===========    ==========

     * Amount is less than $0.01 per share.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     CASH AND CASH EQUIVALENTS AND PRESENTATION OF CASH FLOWS:

     For the purpose of the statements of cash flows, the Company considers all highly-liquid investments with a maturity of three-months or less at the time of purchase to be cash equivalents.

     The Company maintains cash in bank accounts, which, at times, may exceed federally insured limits. At September 30, 2004 and December 31, 2003, the Company had deposits in excess of federally insured amounts aggregating $6,385,196 and $5,122,724, respectively, at various financial institutions. The Company believes it has its cash deposits at high quality financial institutions. In addition, the Company maintains a significant amount of cash at each of the casinos. Management believes the Company has controls in place to safeguard these on-hand amounts, and that no significant credit risk exists with respect to cash.

     RECEIVABLES:

     ACCOUNTS RECEIVABLE:

     Accounts receivable arise primarily from credit card and ATM advances provided at casino locations. Concentrations of credit risk related to credit card and ATM advances are limited to the credit card and ATM processors who remit the cash advanced back to the Company along with the Company's allocable share of fees earned. The Company believes these processors are financially stable and no significant credit risk exists with respect to accounts receivable arising from ATM and credit card advances. The allowance for doubtful accounts was $65,000 at September 30, 2004. No allowance was considered necessary on these receivables at December 31, 2003.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

            NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     NOTES RECEIVABLE:

     The Company has made advances to various third parties, as well as officers, affiliates and employees of the Company under various loan agreements (Note 3). The advances made to officers were made prior to the acquisition of Chex by Equitex in December 2001. Typically, the loans are unsecured, with approximately $1,971,000 due from affiliates that is collateralized by Equitex common stock, including registered and unregistered shares. The Company's allowance for doubtful notes receivable is adjusted based on the value of the underlying collateral. Due to the level of risk associated with this common stock, it is reasonably possible that change in the value of the common stock will occur in the near term and that such changes could materially affect the value of the collateral underlying the notes. After all attempts to collect a note receivable have failed, the note receivable is written-off against the allowance. The allowance for doubtful notes receivable was $1,279,300 and $1,053,300 at September 30, 2004 and December 31, 2003,
       respectively.

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

     In September 2003, checks totaling $606,316 from one customer were cashed by the Company and were returned as insufficient funds. In March 2004, the Company received a non-interest bearing promissory note from this customer. Based on an imputed interest rate of 12%, a discount of $256,316 was applied to this note, which was charged to operating expense during the fourth quarter of 2003. The Company believes the remaining balance of $336,500 is collectible, based on collateral pledged in connection with the note (Note 6).

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

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

            NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

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

     PROPERTY AND EQUIPMENT:

     Property and equipment is stated at cost, and depreciation is provided by use of accelerated and straight-line methods over the estimated useful lives of the assets. The cost of leasehold improvements is depreciated over the estimated useful lives of the assets or the length of the respective leases whichever period is shorter. The estimated useful lives of property, equipment and leaseholds are as follows:

            Office equipment and furniture             3 to 7 years
            Computer hardware and software             3 to 5 years
            Leasehold improvements                     7 years

     Expenditures for additions and improvements are capitalized, while repairs and maintenance are expensed as incurred.

     INVESTMENT IN EQUITEX COMMON STOCK:

     At September 30, 2004 and December 31, 2003, the Company has an investment in common stock of Equitex. The Company's investment in Equitex common stock is accounted for under the cost method and is adjusted only for other-than-temporary declines in fair value.

     At September 30, 2004 and December 31, 2003, the Company has presented its investment in Equitex common stock as a reduction of stockholders' equity in a manner similar to that of treasury stock (Note 10). This presentation is based upon the Company's consideration of the provisions of Emerging Issues Task Force ("EITF") Issue No. 98-2, ACCOUNTING BY A SUBSIDIARY OR JOINT VENTURE FOR AN INVESTMENT IN THE STOCK OF ITS PARENT COMPANY OR JOINT VENTURE PARTNER. This EITF discusses that in the separate financial statements of a subsidiary; an investment in the common stock of a parent whose only significant asset is its investment in the subsidiary is essentially the same as stock of the subsidiary and should be classified as a reduction to stockholders' equity.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

            NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     GOODWILL, INTANGIBLE ASSETS AND AMORTIZATION:

     In connection with Equitex's acquisition of Chex, and in accordance with SEC Staff Accounting Bulletin No. 54 "APPLICATION OF 'PUSH DOWN' BASIS OF ACCOUNTING IN FINANCIAL STATEMENTS OF SUBSIDIARIES ACQUIRED BY PURCHASE", goodwill and intangible assets have been "pushed-down" to Chex. Goodwill represents the excess of the purchase price paid by Equitex over the estimated fair values of the Company's net tangible and identifiable intangible assets acquired. As discussed below, goodwill and intangible assets with indefinite lives are not amortized pursuant to recently issued accounting standards. Identifiable intangible assets with finite lives are being amortized on a straight-line basis over three to seven years (Note 5).

     SFAS No. 142 "GOODWILL AND OTHER INTANGIBLE ASSETS" requires companies to allocate goodwill to identifiable reporting units, which are then tested for impairment using a two-step process. The first step requires comparing the fair value of each reporting unit with its carrying amount, including goodwill. If the fair value exceeds the carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not necessary. If the fair value of the reporting unit does not exceed the carrying amount, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. This step requires the allocation of the fair value of the reporting unit to the reporting unit's assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over its re-evaluated net assets would be the new basis for the reporting unit's goodwill, and any necessary goodwill write down to this new value would be recognized as an impairment expense.

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

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

            NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     NET INCOME (LOSS) PER SHARE (CONTINUED):

     Income and loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. The historical income per share of Chex prior to the merger has been presented to reflect the new capital structure. Stock options, warrants, and common stock underlying convertible promissory notes are not considered in the calculations for the periods ended September 30, 2004, as the impact of the potential common shares, which total 2,800,000, would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share. Chex did not have any options, warrants or other potentially dilutive securities outstanding for the periods ended September 30, 2003; therefore, diluted income per share is equivalent to basic income per share.

     COMPREHENSIVE INCOME (LOSS):

     SFAS No. 130, REPORTING COMPREHENSIVE INCOME, establishes requirements for disclosure of comprehensive income. During the three-month and nine-month periods ended September 30, 2004 and 2003, the Company did not have any components of comprehensive income (loss) to report.

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

     NEW ACCOUNTING PRONOUNCEMENTS:

     In May 2003, the Financial Accounting Standard Board ("FASB") issued SFAS
       No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS No.150 establishes new standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, except for those provisions relating to mandatory redeemable non-controlling interests, which have been deferred. The adoption of SFAS No. 150 did not have a material impact on the financial position or results operation of the Company. If the deferred provisions of SFAS No. 150 are finalized in their current form, management does not expect adoption to have a material effect on the financial position or results of operation of the Company.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

            NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

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

3.   Notes and interest receivable:

     Notes receivable at September 30, 2004 and December 31, 2003, consist of the following:
                                                     September 30,  December 31,
                                                          2004          2003
                                                      -----------   -----------
     Note receivable from iGames; interest at 10%, maturity January 2005 [A]

                                                      $ 2,000,000

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

            NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

3.   NOTES AND INTEREST RECEIVABLE (CONTINUED):
                                                     September 30,  December 31,
                                                          2004          2003
                                                      -----------   -----------
     Notes receivable from the estate of a
       deceased officer; interest at 6%; principal
       and unpaid interest due in November 2004;
       collateralized by unregistered shares of
       Equitex common stock; a valuation allowance
       of $1,279,300 and $1,053,300 has been
       recorded against this receivable at
       September 30, 2004 and December 31, 2003,
       respectively [B]                                 1,484,691   $ 1,484,691

     Notes receivable from a former officer of
       Chex; interest at rates ranging from 5.75%
       to 6%; due on demand; collateralized by
       unregistered shares of Equitex common stock
       [B]                                                485,936       485,936

     Note receivable from a customer of Chex;
       non-interest bearing; principal balance of
       $606,316, net of $256,316 discount at June
       30, 2004 and December 31, 2003, based on
       imputed interest rate of 12%; discount
       charged to operating expense in 2003;
       monthly payments of $4,500 beginning May
       2004 through December 2010, at which time
       the balance is due in full; collateralized
       by mortgages on three parcels of real
       property in Florida; as of September 30,
       2004 two months ($9,000) delinquent                336,500       350,000

     Notes receivable from Equitex 2000; interest
       at 10%; unsecured, due on demand [B]               205,000       205,000

     Notes receivable from various Company
       employees and a former shareholder;
       non-interest bearing, unsecured and due on
       demand [B]                                          53,100        53,700
                                                      -----------   -----------
                                                        4,565,227     2,579,327
     Interest receivable, includes related party
       interest of $61,066 at September 30, 2004
       and December 31, 2003 [B]                          194,941       108,290

     Less current maturities                              (62,100)      (58,200)
                                                      -----------   -----------
     Notes receivable, net of current portion,
       before valuation allowance                       4,698,068     2,629,417
     Less valuation allowance                          (1,279,300)   (1,053,300)
                                                      -----------   -----------
     Notes receivable, long-term                      $ 3,418,768   $ 1,576,117
                                                      ===========   ===========

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

            NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

3.   NOTES AND INTEREST RECEIVABLE (CONTINUED):

     [A] In January 2004, Chex advanced iGames $2,000,000 under a Term Loan Note
         (the "Note"). Interest accrues at 10% per annum, and the maturity date was scheduled to occur in January 2005, as defined in the Note. The Note was to be secured by a pledge of capital stock of the borrower pursuant to a stock pledge agreement. The stock pledge agreement was not executed, which resulted in an event of default under the terms of the Note. Therefore, Chex has demanded the entire unpaid principal and accrued interest to be paid in full. Chex has commenced litigation relating to the collection of the Note (Note 7). The Company has presented the Note as a long-term asset at September 30, 2004 due to uncertainty as to the anticipated litigation settlement date.

     [B] Demand notes and interest receivable, net aggregating to $1,194,368 and $1,284,317, at September 30, 2004 and December 31, 2003,
         respectively, have been classified as long-term assets, as it is management's intention not to demand payment within the next year.

4.   PROPERTY AND EQUIPMENT:

     Property and equipment at September 30, 2004 and December 31, 2003 are as follows:
                                                     September 30,  December 31,
                                                          2004          2003
                                                      -----------   -----------
         Furniture and equipment                      $ 2,528,038   $ 2,402,404
         Computer hardware and software                   329,883       138,661
         Leasehold improvements                            52,765        52,765
                                                      -----------   -----------
                                                        2,910,686     2,593,830
         Less accumulated depreciation
          and amortization                             (1,711,583)   (1,421,974)
                                                      -----------   -----------
                                                      $ 1,199,103   $ 1,171,856
                                                      ===========   ===========

5.   GOODWILL, INTANGIBLE AND OTHER ASSETS:

     At September 30, 2004 and December 31, 2003, goodwill was $5,636,000, none of which is deductible for tax purposes based on the tax structuring of the Chex acquisition. Intangible and other assets are as follows:

                                   September 30, 2004                     December 31, 2003
                        ------------------------------------   ------------------------------------
                           Gross                       Net        Gross                       Net
                         carrying   Accumulated     carrying     carrying   Accumulated    carrying
                          amount    amortization     amount       amount    amortization    amount
                        ----------   ----------   ----------   -----------   ----------   ----------
      Casino contracts  $4,300,000   $1,799,440   $2,500,560   $ 4,300,000   $1,349,440   $2,950,560
      Non-compete
       agreements          350,000      211,300      138,700       350,000      163,300      186,700
      Customer lists       250,000      235,600       14,400       250,000      178,600       71,400
      Trade names          100,000                   100,000       100,000                   100,000
                        ----------   ----------   ----------   -----------   ----------   ----------
      Total intangible
       assets            5,000,000    2,246,340    2,753,660     5,000,000    1,691,340    3,308,660
      Other assets         519,948       77,690      442,258        20,248                    20,248
                        ----------   ----------   ----------   -----------   ----------   ----------
                        $5,519,948   $2,324,030   $3,195,918   $ 5,020,248   $1,691,340   $3,328,908
                        ==========   ==========   ==========   ===========   ==========   ==========

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

            NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

5.   GOODWILL, INTANGIBLE AND OTHER ASSETS (CONTINUED):

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

     Other assets increased during the nine months ended September 30, 2004, for loan costs associated with the closing of the $5,000,000 convertible promissory note, including $335,000 in fees paid for legal services and finder's fees and $164,700 of costs associated with the issuance of warrants issued by Equitex to an advisory firm in connection with the transaction (Note 6).

     Aggregate amortization expense was $218,565 and $185,000 for the three months ended September 30, 2004 and 2003, and $632,691 and $555,000 for the nine months ended September 30, 2004 and 2003, respectively.

6.   NOTES PAYABLE AND LONG-TERM DEBT:

     Notes payable and long-term debt at September 30, 2004 and December 31,
       2003, consist of the following:
                                                     September 30,  December 31,
                                                          2004          2003
                                                      -----------   -----------
     Notes payable:

     Notes payable to individuals; interest rates
       ranging from 9% to 12%; interest and
       principal payable monthly and/or quarterly;
       the notes are unsecured and mature on
       various dates through December 2004; the
       notes are subject to repayment with ninety
       days notice at the option of the holder        $10,807,782   $10,692,177
                                                      ===========   ===========
     Long-term debt:

     Note payable to Equitex, net of discount [A]     $ 4,174,232

     Convertible promissory note, interest at 5%
       per annum [B]                                      200,000

     Note payable to a bank; interest at prime
       plus .25%, repaid in June 2004                               $   150,000

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

            NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

6. NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED):
                                                     September 30,  December 31,
                                                          2004          2003
                                                      -----------   -----------
     Obligations under capital leases; imputed
       interest rates ranging from 6.5% to 7%; due
       at various dates through October 2005;
       collateralized by equipment                         50,175        88,970
                                                      -----------   -----------
                                                        4,424,407       238,970
     Less current portion                              (1,376,488)     (201,727)
                                                      -----------   -----------
     Long-term debt, net of current portion           $ 3,047,919   $    37,243
                                                      ===========   ===========

     [A] In March 2004, Equitex closed on $5,000,000 of convertible promissory notes (the "Notes") with two financial institutions (the "Lenders"). The proceeds from the Notes were loaned to Chex. The Notes carry a stated interest rate of 7% per annum and have a 45-month term. Interest only payments were due April 2004 through June 2004. Beginning in July 2004, principal and interest payments amortize over the remaining 42-month period. The Notes are senior to all other debt of the Company and are collateralized by all assets of Chex as defined in the security agreement. In connection with the closing, Equitex entered into a $5,000,000 secured promissory note (the "Chex Note") agreement with Chex. Interest and payment terms of the Chex Note are identical to those set forth in the Notes.

         The Notes are convertible into common stock of Equitex. Equitex has the right to make any monthly payment of principal and interest in shares of its common stock. The common stock is to be issued based on 85% of the average bid price for 20 trading days prior to the payment due date. Any beneficial conversion features will be recorded in earnings of the Company (allocated by Equitex) at the time of conversion, as the number of shares the lenders will receive is not known until the triggering event occurs.

         The Lenders also received warrants to acquire up to 800,000 shares of Equitex's common stock at an exercise price of $1.50. In June 2004, Equitex reduced the exercise price of these warrants to $1.275. In August 2004 Equitex reduced the exercise price of these warrants to $0.71. These warrants, inclusive of the additional allocation resulting from the reduced exercise prices, were valued at $461,200 based upon the Black-Scholes option-pricing model, and therefore $461,200 of the total proceeds were allocated to the warrants, resulting in an imputed interest rate of 7.5%. Equitex allocated the value of these warrants to Chex; therefore the Company reduced the carrying value of the Notes for this amount and is amortizing the discount to interest expense over the 45-month term of the Note. Accordingly, $28,897 and $60,753 has been recorded by Chex as interest expense for the three and nine months ended September 30, 2004, respectively.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

            NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

6.   NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED):

         In addition, warrants to acquire up to 300,000 shares of Equitex's common stock were issued to an advisory firm in connection with the transaction. These warrants were valued at $164,700 based upon the Black-Scholes option-pricing model. The Company also paid cash of $320,000 for legal services and finders' fees in connection with the transaction. Equitex allocated the value of these warrants to Chex. The cash paid and the value of these warrants was recorded as deferred loan costs and the Company is amortizing these costs over the 45-month term of the Notes. Accordingly, $32,313 and $75,397 is included in general and administrative expenses for the three and nine months ended September 30, 2004, respectively.

     [B] In connection with the June 7, 2004 Merger Agreement, the Company received $400,000 in exchange for a convertible promissory note. The note is convertible into 4,000,000 shares ($0.10 per share) of FFFC common stock upon the occurrence of certain future events, and bears interest at 5% per annum. Unless converted, any outstanding balance of principal and interest is due on April 14, 2007. On June 29, 2004 an advisory agreement between Chex and the lender was executed (Note 7). As a result, 25% ($100,000) of the notes were converted into 1,000,000 shares of FFFC common stock. An additional 25% ($100,000) was converted on August 17, 2004 upon an independent director being added to the FFFC Board and delivery to FFFC of a list of potential acquisition candidates. The remaining 50% ($200,000) shall convert to 2,000,000 shares of FFFC common stock upon FFFC's execution of a definitive merger acquisition or agreement of an entity having not less than $10,000,000 in revenue. The conversion of the note is deemed to be beneficial as the note converts to common stock of FFFC at $0.10 per share (the estimated fair value of FFFC's common stock was determined to be $1.00 per share on the date of closing). The intrinsic value of the beneficial conversion feature is limited to the amount of the proceeds allocated to the convertible note; therefore the value of the convertible feature was determined to be $400,000. In connection with the conversion of the 25% portion of the note to common stock on June 29, 2004, the Company recorded an additional $100,000 of interest expense related to the beneficial conversion feature.

         In connection with the conversion of the 25% portion of the note to common stock on August 17, 2004, the Company recorded an additional $100,000 of interest expense related to the beneficial conversion feature. As the remaining 50% of the conversion feature is contingent upon the occurrence of future events, it will be recorded in earnings when converted.

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

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

            NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

7.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

     SALARY CONTINUATION PLAN:

     The Company has a salary continuation plan for one of its employees.
       Pursuant to the plan, this individual is guaranteed two years of salary, which based on the agreement, would be approximately $68,460 at September 30, 2004 and December 2003, in the event that the Company is sold and employment is terminated under certain circumstances.

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

     As of September 30, 2004 and December 31, 2003, the Company has recorded
       $377,052 and $173,998, respectively, of prepaid amounts on casino contracts and has recorded $612,186 and $587,099, respectively, of accrued liabilities on casino contracts.

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

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

            NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

7.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

     LITIGATION (CONTINUED):

     In March 2004, Chex commenced a lawsuit in Hennepin County, Minnesota demanding repayment of the $2,000,000, plus accrued interest and other fees, due from iGames under a term note executed in January 2004. In addition, in March 2004, the Company commenced a lawsuit in Delaware state court (New Castle county) relative to the termination of the SPA. In March 2004, iGames commenced a lawsuit in United States District Court for the District of Delaware relative to both the termination of the SPA and iGames' obligations under the term note, which is the subject of Chex's lawsuit originating in Minnesota. These three actions have now been consolidated in the United States District Court for the District of Delaware and are proceeding in the normal course of litigation. The Company is confident that its claims in this litigation will be upheld and management believes that the claims made by iGames lack merit. The Company intends to vigorously prosecute its claims and defend against iGames' claims.

     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on consolidated results of operations, financial position or cash flows of the Company.

     EMPLOYEE BENEFIT PLAN:

     In January 2003, the Company adopted a 401(k) retirement plan (the "Plan"), which covers defined eligible employees of Chex. Eligible employees are able to contribute a portion of their compensation to the Plan, subject to an annual Internal Revenue Service deferral limit. Employee contributions are 100% vested when made. Company contributions are discretionary. During 2004 and 2003, Chex made a matching contribution of 100% on the first 3% of employee deferrals and 50% on employee deferrals between 3% and 5%. Contribution expense was approximately $24,300 and $31,900 for the three months ended September 30, 2004 and 2003 and approximately $64,900 and $66,800 for the nine months ended September 30, 2004 and 2003, respectively.

     CONSULTING AGREEMENTS:

     In May 2004, Chex entered into a consulting agreement with a financial advisor to provide assistance in the placement of debt or equity financing with prospective investors and facilitating future merger, acquisition and strategic partnerships on behalf of the Company. The term of the agreement is two years and requires the Company to pay a total of $240,000 to the financial advisor in monthly installments of $10,000 each month. Additionally, the advisor is to receive a fee if it is successful in concluding a debt or equity financing for or on behalf of the Company.

     In August 2004, Chex entered into a month-to-month consulting agreement with a business advisor to provide management services to assist FFFC to establish operations in Canada, as well as to identify acquisition prospects in Canada, the United States and abroad. The consultant also works to develop strategic relationships worldwide. Under the terms of the agreement, FFFC is required to pay $10,000 per month, plus reimburse pre-approved travel expenses.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

            NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

7.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

     CONSULTING AGREEMENTS (CONTINUED):

     In October 2004, the Company entered into a management services agreement on a month-to-month basis with a third party consultant. The consultant is to provide general administrative and management services to FFFC, as well as develop and implement consumer financial services products. These products include the FFFC kiosk and stored-value card programs. Under the terms of the agreement, FFFC is to pay the consultant $10,000 per month. Additionally, FFFC is to pay a monthly revenue participation fee at the rate of 10% of gross revenues received from sales of its kiosk and stored-value card programs after deducting all third party costs. The fee is incurred as a result of the consultant's introduction and development of distribution channels of FFFC's stored-value card.

8.   OTHER RECEIVABLES, AFFILIATES:

     During 2003, Chex made $219,409 of net advances to Denaris Corporation
       ("Denaris"), a majority-owned subsidiary of Equitex. During the nine months ended September 30, 2004, Chex made net additional advances of $25,968, resulting in a receivable balance of $245,377 as of September 30, 2004. These amounts have been classified as other receivables, related party on the consolidated balance sheets.

9.   INCOME TAXES:

     The operations of the Company were included in consolidated federal income tax returns filed by Equitex for the year ended December 31, 2003. However, for financial reporting purposes, the Company's provision for income taxes has been computed on the basis that the Company files a separate income tax return. The Company did not make any federal tax payments. Rather, calculated federal tax liabilities owed by the Company for the year ended December 31, 2003 were recorded as a capital contribution from Equitex.

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

10.  STOCKHOLDER'S EQUITY:

     COMMON STOCK:

     In June 2004, FFFC issued 1,000,000 shares of common stock in exchange for a 25% conversion of the $400,000 convertible notes issued in connection with the June 7, 2004 merger agreement.

     In August 2004, FFFC issued 1,000,000 shares of common stock in exchange for a 25% conversion of the $400,000 convertible notes issued in connection with the June 7, 2004 merger agreement. FFFC also issued 40,000 shares of common stock on the basis of an acceleration of an anti-dilution clause in the Merger Agreement.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

            NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

10.  STOCKHOLDER'S EQUITY (CONTINUED):

     COMMON STOCK (CONTINUED):

     In November 2004, FFFC issued 50,000 shares of common stock upon the exercise of 50,000 warrants at $0.10 per share.

      Investment in Equitex common stock:

     At September 30, 2004 and December 31, 2003, the Company has an investment in common stock of Equitex. This investment is presented as a reduction of stockholders' equity in a manner similar to that of treasury stock. The following table summarizes the activity of this investment.

                                                                                    Nine months ended
                                                       Year ended December 31,         September 30,
                                                                2003                       2004
                                                        Shares          Cost        Shares         Cost
                                                      -----------   -----------   -----------   -----------
      Common stock:
       Beginning balances                                 382,507   $   216,714     1,328,718   $   611,680
       Shares purchased                                   525,000       312,050       103,500       113,625
       Shares received upon Equitex conversion
        of preferred stock and unpaid dividends         1,647,211       658,884
       Shares sold                                     (1,226,000)     (575,968)     (533,500)     (248,972)
       Shares returned to Chex in exchange for stock
        subscription receivable                                                       500,000       350,000
      Shares distributed to third parties on behalf
        of Equitex, in exchange for an Equitex
        receivable                                                                    (45,000)      (21,570)
                                                      -----------   -----------   -----------   -----------
      Ending balances                                   1,328,718       611,680     1,353,718       804,763
                                                      -----------   -----------   -----------   -----------
      Preferred stock:
       Beginning balance                                      650       650,000            -             -
       Shares converted to common stock                      (650)     (650,000)           -             -
                                                      -----------   -----------   -----------   -----------
      Ending balances                                          -             -             -             -
      Total                                             1,328,718   $   611,680     1,353,718   $   804,763
                                                      ===========   ===========   ===========   ===========

     Purchases of Equitex common stock are stated at cost. Sales of Equitex common stock are removed from the investment account at the weighted average cost of the total shares outstanding, and the difference between the sales price and cost of the shares sold is classified as additional paid in capital.

     NOTES, ADVANCES AND INTEREST RECEIVABLE FROM AFFILIATES:

     Chex has notes receivable due from Equitex and Denaris under various loan agreements. In addition, Chex has made advances to Equitex and Denaris to fund their operations. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 9, Allocation of Expenses and Related Disclosure in Financial Statement of Subsidiaries, Divisions or Lessor Business Components of Another Entity, certain expenses paid by Chex on behalf of Equitex have been debited (charged) to the receivables. General and administrative expenses and deferred loan costs allocated by Equitex to Chex totaling $716,900 for the nine months ended September 30, 2004 have been credited to additional paid-in capital as a contribution of capital by Equitex. These transactions

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

            NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

10.  STOCKHOLDER'S EQUITY (CONTINUED):

     NOTES, ADVANCES AND INTEREST RECEIVABLE FROM AFFILIATES (CONTINUED):

     include the allocation of certain operating expenses from Equitex to Chex, as well as certain capitalized costs relating to the $5,000,000 promissory note that have been allocated to Chex.

     At December 31, 2003, the Company offset income taxes payable of $535,000 against notes and advances due from Equitex. During 2003, payment of the $535,000 by Chex to Equitex was forgiven by Equitex. Therefore, notes and advances due from Equitex were increased by $535,000 with an offsetting credit to additional paid-in capital in 2003 to account for this transaction as a contribution of capital by Equitex.

     The following table summarizes the activity for the year ended December 31, 2003 and for the nine months ended September 30, 2004:

                                                     December 31,  September 30,
                                                          2003          2004
                                                      -----------   -----------
       Beginning balances                             $   540,760   $ 1,944,785
       Cash advances                                    1,111,655     1,125,000
       Cash repayments                                   (595,000)
       Chex cash disbursements allocated to Equitex       352,370       332,833
       Capital contribution for 2002 income taxes         535,000
       Common stock issued to MBC in exchange for a
         note receivable                                                216,000
       Distribution of Equitex common stock held by
         Chex to third parties in exchange for
         receivable from Equitex                                         50,750
                                                      -----------   -----------
                                                        1,944,785     3,669,368
       Interest receivable                                166,483       399,887
                                                      -----------   -----------
       Ending balances                                $ 2,111,268   $ 4,069,255
                                                      ===========   ===========

     The above balances at September 30, 2004 and December 31, 2003 are presented as a reduction of stockholders' equity on the consolidated balance sheet of the Company. The balance at December 31, 2003 is comprised of $837,250 due from Denaris and $1,107,535 due from Equitex. The balance at September 30, 2004 is comprised of $837,250 due from Denaris, $2,616,118 due from Equitex and $216,000 due from MBC, an affiliated lender to the Company. The Denaris receivables are in the form of notes, $325,000 of which bears interest at 10% per annum and $512,250, which bear interest at 12% per annum. The notes are collateralized by a pledge by Equitex of 1,000,000 shares of Equitex common stock. The Equitex receivables are in the form of notes and advances, which bear interest at 10% per annum. The notes and advances are collateralized by a pledge of 700,000 shares of FFFC common stock owned by Equitex. The MBC receivable was issued in exchange for an advance of 40,000 shares of FFFC common stock. The shares were issued as an advance under the anti-dilution rights of the Merger Agreement.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

            NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

10.  STOCKHOLDER'S EQUITY (CONTINUED):

     STOCK SUBSCRIPTION RECEIVABLE:

     In December 2003, Chex sold 1,000,000 shares of Equitex common stock in exchange for $200,000 cash and an $800,000 promissory note. The note is presented as a reduction of stockholders' equity at December 31, 2003. The note has an interest rate of 7% per annum and was originally payable in three installments of principal and interest through June 30, 2004. The promissory note was secured by a pledge agreement, which granted Chex a security interest in up to 700,000 of the purchased shares. A payment of $200,000 was received during the nine months ended September 30, 2004.

     In June 2004, the Company reached an agreement with the note holder to return 500,000 shares of Equitex common stock in full payment of the remaining $600,000 receivable. Since the market price of the stock on the date of the agreement of the 500,000 shares of common stock was approximately $350,000, the Company, in June 2004, reduced the receivable by $250,000 and charged equity (additional paid-in capital). The 500,000 shares were returned to Chex during the third quarter of 2004.

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

GENERAL

Effective June 7, 2004, Equitex and the Company executed an Agreement and Plan of Merger (the "Merger Agreement") with SVI to merge Chex into a wholly-owned subsidiary of SVI (the "Merger Subsidiary"), where upon the separate corporate existence of the Merger Subsidiary ceased. Under the terms of the Merger Agreement, Equitex exchanged 100% of its equity ownership in Chex for 7,700,000 shares of SVI, representing 93% of SVI's outstanding common stock following the transaction. On June 29, 2004, SVI changed its name to FastFunds Financial Corporation ("FFFC"). In addition, Equitex received warrants to purchase 800,000 shares of FFFC common stock at an exercise price of $0.10 per share, expiring five years from the date of closing. As a result, Chex became a wholly-owned subsidiary of FFFC. In addition, under the terms of the Merger Agreement, a bridge loan was consummated with an international merchant bank, whereby FFFC received $400,000 through the issuance of a convertible promissory note. The promissory note is convertible into 4,000,000 shares of FFFC common stock upon the occurrence of certain future events. As of September 30, 2004, FFFC has issued 2,000,000 shares of its common stock in exchange for $200,000 of the note, as certain events have been met. As a result, Equitex's ownership percentage in FFFC is approximately 75% at September 30, 2004.

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

OVERVIEW

The financial results presented for the three and nine months ended September 30, 2004 and 2003 are those of Chex Services, Inc. ("Chex") and its wholly-owned subsidiary Collection Solutions, Inc. ("Collection Solutions"), and from June 7, 2004, on a consolidated basis with those of FFFC.

On July 15, 2004, FFFC formed a wholly-owned corporation based in London, FastFunds International, Inc. ("FFI"). FFI has started operations, however it has generated no revenues. The financial results of FFI are included on a consolidated basis with those of the Company from its date of inception.

LIQUIDITY AND CAPITAL RESOURCES

For the next twelve months we presently anticipate our liquidity and capital resource needs may not be satisfied solely from cash flows generated from our operating activities. Chex has begun to develop and introduce new products during the year. These products are complementary to its existing products and services. Future products may include: cashless gaming smart cards, debit cards and customized funds transfer systems for multi-jurisdictional gaming operators. Also, Chex plans on expanding its business into non-gaming cash access products. Development and costs associated with such products have been and will continue to be incurred. Additionally, FFFC has formed a newly wholly-owned London based subsidiary, FFI. FFI began operations in July as it opened a London and Chicago office. There will be costs associated with FFI, prior to the realization, if at all, of any positive cash flow. In connection with the start-up of FFI and the Company's objective to expand its business model into new markets and products, FFFC and the Company have entered into various management advisory and consultant agreements.

FFFC is in negotiations on a proposed series of $1,500,000 unsecured convertible promissory notes (the "Proposed Notes") with third parties (the "Holders"). If issued, each of the Proposed Notes will carry a stated interest rate of 9.5% per annum and each Proposed Note will have a nine month term. All principal and interest under the Proposed Notes would be due August 2005.

The Proposed Notes and any unpaid interest, at the Holders option, would be convertible to shares of FFFC common stock at $1.00 per share for a three year period commencing on the due date. In addition, the Holders would also receive warrants to purchase 1,500,000 shares of FFFC common stock at an exercise price of $2.00.

In March 2004, Equitex closed on $5,000,000 of convertible promissory Notes (the "Notes") with two financial institutions (the "Lenders"). The Notes carry an interest rate of 7% per annum and have a 45-month term. Interest only payments were due monthly beginning in April 2004 through June 2004. Beginning in July 2004, principal and interest payments amortize over the remaining 42-month period. The Notes are senior to all other debt of the Company and are collateralized by all assets of Chex as defined in the security agreement. In connection with the closing, Equitex entered into a $5,000,000 secured promissory note with Chex (the "Chex Note"). Interest and payment terms of the Chex Note are identical to those set forth in the Notes.

In August 2004, FFFC entered into a Stock Purchase Agreement (the "SPA") with Seaside Investments PLC ("Seaside"), a corporation organized under the laws of England and Wales. Seaside is an open-end diversified investment fund holding securities from numerous small-cap companies. Under the terms of the SPA, FFFC, upon closing, is to sell and issue 800,000 shares of its common stock to Seaside in exchange for 1,321,440 shares of Seaside. The shares of FFFC and Seaside are currently being held in escrow. The execution of the transaction, including the delivery of FFFC's 800,000 shares of common stock and receipt by FFFC of 1,321,440 shares of Seaside is dependent upon the Seaside shares being accepted for trading on the London Stock Exchange, PLC. Upon such acceptance, FFFC is allowed to sell 10% of its Seaside shares on a monthly basis and must utilize at least 75% of such proceeds to reduce its obligations on the $5,000,000 convertible promissory note described above.

Cash flow activity for the nine months ended September 30, 2004 and 2003 includes the activity of Chex, Collection Solutions, FFFC since its acquisition on June 7, 2004, and FFI since its inception on July 15, 2004. For the nine months ended September 30, 2004, net cash used in operating activities was $468,178 compared to net cash provided by operating activities of $524,582 for the nine months ended September 30, 2003. The most significant portion of this change was the net loss of $2,755,470 for the nine months ended September 30, 2004 compared to net income for the nine months ended September 30, 2003 of $288,464. Location gross margin decreased by approximately $1,373,000, during the nine months ended September 30, 2004, significantly due to the loss of the 5 Seminole Tribe casino locations. Additionally, during the nine months ended September 30, 2004, corporate expenses increased by approximately $1,200,000 which includes FFI beginning its operations, non-cash, stock compensation expenses of $252,000 was recorded for stock options issued to employees and an increase of $226,000 in the provision for related party receivables. Lastly, the Company increased its valuation allowance on deferred tax assets by $473,000 during the nine months ended September 30, 2004.

Cash used in investing activities for the nine months ended September 30, 2004 was $3,427,755 compared to $700,689 for the nine months ended September 30, 2003. Cash used in investing activities for the nine months ended September 30, 2004, was primarily attributable to net advances of $3,129,673 on notes receivable and purchases of property and equipment of $316,855. These advances (loans) were mainly attributed to iGames ($2,000,000) and Equitex ($1,125,000). Cash used in investing activities for the nine months ended September 30, 2003 was primarily due to net advances of $1,132,701, mostly to Equitex and Denaris to fund their operations, on notes receivable and purchases of property and equipment of $258,386.

Cash provided by financing activities for the nine months ended September 30, 2004 was $2,674,527 compared to cash used in financing activities of $2,132,710 for the nine months ended September 30, 2003. The significant activity for the nine months ended September 30, 2004 included the Company receiving proceeds of $7,647,210 upon the issuance of notes payable and long-term debt, receiving $519,429 upon the sale of 533,500 shares of Equitex common stock and proceeds received of $200,000 on a stock subscription receivable. The Company repaid notes payable and long-term debt of $2,745,721, a bank overdraft of $2,497,766, paid fees of $335,000 related to the issuance of notes payable, and purchased 103,500 shares of Equitex common stock for $113,625 to offset these proceeds.

The significant financing activity for the nine months ended September 30, 2003 included the Company receiving proceeds from the sale of 226,000 shares of Equitex common stock for $147,794. The Company also received proceeds of $1,020,000 upon the issuance of notes payable and repaid $2,988,454 of notes payable and long-term debt. During the nine months ended September 30, 2003, the Company also purchased 525,000 shares of Equitex common stock for $312,050.

For the nine months ended September 30, 2004, cash decreased by $1,221,406 compared to a decrease in cash of $2,308,817 for the nine months ended September 30, 2003. Ending cash at September 30, 2004 was $6,385,196 compared to $6,594,093 at September 30, 2003. Significantly all cash is required to be utilized for Chex's casino operations.

Other sources available to us that we may utilize include the sale of equity securities through private placements of common and/or preferred stock as well as the exercise of outstanding warrants, all of which may cause dilution to our stockholders.

REVENUES

Consolidated revenues for the three months ended September 30, 2004 and 2003 were $4,308,684 and $4,825,043, respectively, compared to consolidated revenues of $11,230,047 and $13,944,480 for the nine months ended September 30, 2004 and 2003. The decrease in both periods was due primarily to the loss of revenues resulting from the closure of five Seminole Tribe casino locations located throughout Florida in January 2004, which provided approximately $4 million in revenues per year.

In the ordinary course of business, Chex enters into new financial services agreements or renews existing ones as their original terms expire. Chex may also not renew contracts from certain expiring agreements. In January of 2004, Chex was advised that 5 existing casino locations were terminating the agreements for Chex to provide its services. These locations accounted for $1,139,157 and $3,149,989 in revenues for the three and nine months ended September 30, 2003. For the year ended December 31, 2003, these locations accounted for approximately $4,090,000 in revenues. Accordingly, Chex anticipates a decline in 2004 revenues due to the loss of these contracts and the absence, until the third quarter of 2004, of any significant new contracts to replace the revenues lost. During the third quarter 2004, Chex entered into three new contracts, which resulted in revenues of approximately $442,000.

Chex recognizes revenue at the time certain financial services are performed. Revenues are derived from check cashing fees, credit and debit card advance fees, automated teller machine ("ATM") surcharge and transaction fees, and NSF collection fees. Chex revenues for the three months ended September 30, 2004 and 2003 were comprised of the following:

                                      2004                                     2003
                     --------------------------------------   -------------------------------------
                       Number of      Dollars     Earned       Number of      Dollars        Earned
                     Transactions     Handled    Revenues     Transactions    Handled       Revenues
                     ------------  ------------  ----------   ------------  ------------   ----------
Personal checks         186,684    $ 34,335,735  $1,740,105      196,844    $ 43,848,448   $2,205,005
"Other" checks           70,087      21,964,999     202,719       98,508      36,294,899      266,522
Credit cards             58,344      21,003,897   1,069,665       97,294      33,340,126    1,259,763
Debit cards               8,812       2,643,372      43,055       16,496       6,285,349      119,221
ATM transactions        596,107      56,284,719   1,135,113      940,245      91,720,180      833,841
NSF collection fees           -               -     103,641            -               -      130,749
Other                         -               -      14,386            -               -        9,942
                        -------    ------------  ----------    ---------    ------------   ----------
                        920,034    $136,232,722  $4,308,684    1,349,387    $211,489,002   $4,825,043
                        =======    ============  ==========    =========    ============   ==========

Chex revenues for the nine months ended September 30, 2004 and 2003 were comprised of the following:

                                      2004                                     2003
                     ---------------------------------------   ---------------------------------------
                       Number of      Dollars      Earned      Number of      Dollars        Earned
                     Transactions     Handled     Revenues    Transactions    Handled       Revenues
                     ------------  ------------  -----------  ------------  ------------   -----------
Personal checks         446,162    $ 94,105,653  $ 4,835,509     619,306    $122,636,431   $ 6,271,322
"Other" checks          174,363      65,425,654      631,955     280,237     109,701,959       807,044
Credit cards            166,424      57,751,186    2,488,018     279,587      95,231,799     3,653,356
Debit cards              26,598       8,159,289      117,754      47,341      17,178,522       330,101
ATM transactions      1,458,393     126,422,619    2,742,180   2,752,846     266,417,728     2,459,647
NSF collection fees           -               -      323,183           -               -       377,369
Other                         -               -       91,448           -               -        45,641
                      ---------    ------------  -----------  ----------    ------------   -----------
                      2,271,940    $351,864,401  $11,230,047   3,979,317    $611,166,439   $13,944,480
                      =========    ============  ===========  ==========    ============   ===========

Chex cashes personal checks at its cash access locations for fees of between 3 and 10 percent based on its casino contracts. Chex also cashes "other" checks, comprised of tax and insurance refunds, casino employee payroll checks and casino jackpot winnings at a reduced rate.

Chex credit/debit card cash advance services allow patrons to use their VISA, MasterCard, Discover and American Express cards to obtain cash. At some locations, third party vendors, at their expense, supply, install and maintain the equipment to operate the cash advance system. Under vendor agreements, the vendor charges each customer a services fee based upon the cash advance amount and pays a portion of such service fee to Chex. During the third quarter Chex began to use its own propriety credit and debit card cash advance platform to process credit and debit card cash advance transactions.

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

OPERATING EXPENSES

LOCATION EXPENSES

Chex location expenses were $3,205,822 and $3,446,760 for the three months ending September 30, 2004 and 2003, respectively. For the nine months ending September 30, 2004 and 2003, location expenses were $8,223,569 and $9,565,277, respectively. The location expenses are comprised as follows:

                                   Three months ended       Nine months ended
                                      September 30,           September 30,
                                    2004        2003        2004        2003
                                 ----------  ----------  ----------  ----------
 Fees to casinos                 $1,514,970  $1,715,741  $3,890,170  $4,763,827
 Salaries and related costs         827,323   1,062,383   2,324,903   3,004,725
 Returned checks, net of
  collections                       175,439     217,347     479,832     438,884
 Other                              653,040     413,264   1,427,031   1,244,591
 Depreciation and amortization       35,050      38,025     101,633     113,250
                                 ----------  ----------  ----------  ----------
                                 $3,205,822  $3,446,760  $8,223,569  $9,565,277
                                 ==========  ==========  ==========  ==========

Chex pays a fee to casinos as compensation pursuant to the terms of each financial services agreement that the company has entered into with each respective establishment. At locations where Chex provides check-cashing services, Chex pays the location operator a commission based upon the monthly amount of checks cashed, as defined in the agreement. Chex passes on an agreed upon percentage of the surcharge commissions to the locations where ATM's are utilized. At all of the locations at which Chex uses third party vendors to provide credit/debit card advance services, it pays the operator a commission for each completed transaction. For the locations where Chex's propriety product is utilized, Chex pays a fee to the casino based on the commissions it receives from processing those transactions. The decrease in fees to casinos for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003, was primarily due to the loss of the five Seminole tribal locations in January 2004. Other expenses increased in the three and nine months ended September 30, 2004 compared to September 30, 2003 are a result of increased processing fees due to Chex now receiving a commission and paying a fee from its proprietary product.

Chex Services employs personnel at the locations where it provides check cashing services as well as corporate staff to support its operations.

The terminated locations accounted for location expenses for the three and nine months ended September 30, 2003 of $814,664 and $2,325,306, respectively.

CORPORATE OPERATING EXPENSES

Corporate operating expenses include the corporate activities of Chex, Collection Solutions and costs allocated from locations for its support of the operating locations. Beginning June 7, 2004 and July 15, 2004, the expenses also include those of FFFC and FFI respectively.

Corporate expenses for the three months ended September 30, 2004, were $1,216,100 compared to $861,250 for the three months ended September 30, 2003. Corporate expenses for the nine months ended September 30, 2004, were $3,523,914 compared to $2,726,579 for the nine months ended September 30, 2003. The expenses were comprised as follows:

                                   Three months ended      Nine months ended
                                      September 30,          September 30,
                                     2004      2003        2004        2003
                                  ----------  --------  ----------  ----------
 Salaries and benefits            $  611,722  $456,417  $1,588,875  $1,458,935
 Stock-based compensation                                  252,000
 Accounting, legal and consulting    111,944    66,984     378,495     226,358
 Travel and entertainment            106,951    74,789     229,139     209,320
 Advertising                          17,746    76,571     110,419     281,293
 Allocated expenses from Equitex                43,000      91,000     160,000
 Depreciation and amortization        91,731    51,267     188,164     144,981
 Other                               276,006    92,222     685,822     245,692
                                  ----------  --------  ----------  ----------
                                  $1,216,100  $861,250  $3,523,914  $2,726,579
                                  ==========  ========  ==========  ==========

Included in the expenses for the three months ended September 30, 2004 are those expenses associated with the opening of the FFI London and Chicago offices. In addition, the Company entered into two consulting agreements during the quarter ended September 30, 2004. Corporate operating expenses include the Minneapolis head office, which supports the 46 operating locations. As currently structured, total corporate operating expenses are expected to continue at the rate of the current quarter. The primary reason for the increase in corporate operating expenses for the nine months ended September 30, 2004 compared to 2003 was due to the initial costs of FFI described above as well as increased costs for accounting, legal and consulting services, stock-based compensation and other expenses related to the June 7, 2004, sale of Chex to Seven Ventures, Inc. by Equitex. Additionally, a reserve was recorded for $65,000 on an account receivable in the nine months ended September 30, 2004.

Prior to July 1, 2004, Equitex was incurring certain general and administrative expenses on behalf of Chex that were allocated by Equitex to Chex. Beginning July 1, 2004, Chex and FFFC began incurring these expenses on their own behalf, and accordingly, there is no longer an allocation from Equitex.

OTHER INCOME (EXPENSE)

Other expense, net for the three months ended September 30, 2004, was $351,441 compared to $291,380 for the three months ended September 30, 2003. Interest expense for the three months ended September 30, 2004 was $501,557 compared to $297,461 for the three months ended September 30, 2003. The primary reasons for the increase was due to interest expense of $180,700 related to the $5,000,000 note payable issued in March 2004 and $100,000 expensed as interest related to the beneficial conversion feature on the convertible promissory notes. Interest income increased to $100,116 for the three months September 30, 2004, from $6,081 for the three months ended September 30, 2003. The primary reasons for the increase was due to the increase in notes receivable due from Equitex.

Other expense, net for the nine months ended September 30, 2004, was $900,343 compared to $881,959 for the nine months ended September 30, 2003. Interest expense for the nine months ended September 30, 2004, was $1,308,161 compared to $973,079 for the nine months ended September 30, 2003. The primary reasons for the increase was due to interest expense of $191,000 related to the $5,000,000 note entered into in March 2004 and the $200,000 expensed as interest related to the beneficial conversion feature on the convertible promissory notes. Interest income increased to $357,818 for the nine months ended September 30, 2004, compared to $91,120 for the nine months ended September 30, 2003. The primary reasons for the increase was due to $96,111 of interest income recorded on the $2,000,000 note receivable from iGames, as well as increased interest due to the increase in notes receivable due from Equitex.

INCOME TAX EXPENSE

During the quarter ended June 30, 2004 management assessed the realization of its recorded deferred tax assets. Based on this assessment, management concluded, that it was more likely than not that existing deferred tax assets would not be realizable, and determined a valuation allowance was required for recorded deferred tax assets. Accordingly, the Company's valuation allowance was increased by $473,000 during the second quarter of 2004, which resulted in an increase to the provision for income taxes of the same amount.

CONTRACTUAL OBLIGATIONS

No material changes during the quarter ended September 30, 2004.

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

We believe that the following are some of the more critical policies that currently affect our financial condition and results of operations:

  o   allowances for refundable fees and losses;
  o   returned checks;
  o   stock-based compensation;
  o   goodwill and other intangible assets;
  o   litigation; and
  o   income taxes, deferred taxes

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

In September 2003, Chex cashed checks totaling $606,316 from one customer that were returned for insufficient funds. In March 2004, Chex received a non-interest bearing promissory note. Based on an imputed interest rate of 12%, a discount of $256,316 was charged to operating expense in 2003. We believe the remaining balance of $336,500 is collectible based upon collateral pledged in connection with the note.

STOCK BASED COMPENSATION

Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock Based Compensation, defines fair value-based method of accounting for stock-based employee compensation plans and transactions in which an entity issued its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to account for employee stock-based compensation plans using the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees, and related interpretations. Accordingly, employee compensation cost for stock is measured as the excess, if any, of the estimated fair value of our stock at the date of the grant over the amount an employee must pay to acquire the stock.

ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

We have significant intangible assets on our balance sheet that include goodwill and other intangibles related to the acquisition of Chex by Equitex. The valuation and classification of these assets and the assignment of useful amortization lives involve significant judgments and the use of estimates. The testing of these intangibles under established account guidelines for impairment also requires significant use of judgment and assumptions. Our assets are tested and reviewed for impairment on an ongoing basis under the established accounting guidelines. Changes in business conditions could potentially require future adjustments to asset valuations.

In connection with the adoption of SFAS 142 on January 1, 2002, goodwill is not amortized, but instead is tested annually for impairment. If the carrying value of goodwill exceeds its fair value based on this test, an impairment loss must be recognized. A present value technique is often the best available technique with which to estimate the fair value of a group of assets. The use of a present value technique requires the use of estimates of future cash flows. These cash flow estimates incorporate assumptions that marketplace participants would use in their estimates of fair value as well as our own assumptions. These cash flow estimates are based on reasonable and supportable assumptions and consider all available evidence. However, there is inherent uncertainty in estimates of future cash flow. As such, different assumptions were used in our calculations and the likelihood of possible outcomes was considered.

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

INCOME TAXES, DEFERRED TAXES

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

A valuation allowance has been provided to reduce the deferred tax assets, based on management's estimate of the assets realizibility. Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Management believes it is more likely than not that the deferred tax asset will not be realized. Therefore, the Company has applied a 100% reserve to it deferred tax assets at September 30, 2004.

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

The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiary are exposed relate to interest rates on debt. The Company has both fixed and variable rate debt. Chex has $15,632,636 and $10,931,147 of debt outstanding as of September 30, 2004 and December 31, 2003, respectively, of which $10,807,782 and $10,692,177 has been borrowed at fixed rates ranging from 9% to 12% at September 30, 2004 and December 31, 2003, respectively. This fixed rate debt is subject to renewal annually and is payable upon demand with 90 days written notice by the debt holder. Additionally, $4,574,679 of the total debt at September 30, 2004 has a fixed rate of 7% and $200,000 of the total debt at September 30, 2004 has a fixed rate of 5%. Chex also has $50,175 and $88,970 of obligations under capital leases with fixed rates ranging from 6.5% to 7% at September 30, 2004 and December 31, 2003, respectively, owed to a bank.

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


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         Refer to Note 7 of the Condensed Consolidated Financial Statements

Item 2.  Changes in Securities

         During the quarter ended September 30, 2004, the Company issued a total of 1,040,000 shares of its $0.001 par value common stock, which were not registered under the Securities Act of 1933, in various transactions as described below. For each of the following transactions, the Company relied upon the exemptions from registration provided by Sections 4(6) or 4(2) of the Securities Act and Rule 506 promulgated there under based upon (i) representations from each investor that it is an accredited or sophisticated investor with experience in investing in securities such that it could evaluate the merits and risks related to the Company's securities; (ii) that no general solicitation of the securities was made by the Company; (iii) each investor represented to the Company that it was acquiring the securities for its own account and not with a view towards further distribution; (iv) the securities issued were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act; (v) the Company placed appropriate restrictive legends on the certificates representing the securities regarding the restricted nature of these securities; and (vi) prior to completion of the transaction, each investor was informed in writing of the restricted nature of the securities, provided with all information regarding the Company as required under Rule 502 of Regulation D and were given the opportunity to ask questions of and receive additional information from the Company regarding its financial condition and operations. The shares were issued as follows:


         In August 2004, the Company issued 1,000,000 shares of common stock to MBC Global in exchange for the conversion of $100,000 ($0.10 per share) in notes payable as disclosed in Note 10 to the financial statements.

         In August 2004, the Company issued 40,000 shares of common stock to MBC Global as an advance for shares issuable under the anti-dilution clause in the Merger Agreement as discussed in Note 1 to the financial statements. These shares were valued at $216,000 or $5.40 per share


Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         Exhibit 31.1 - CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 31.2 - CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 32.1 - CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         40 Exhibit 32.2 - CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K during the quarter ended September 30, 2004

         On July 9, 2004, the Company filed a Current Report on Form 8-K disclosing the change in its corporate name from "Seven Ventures, Inc." to "FastFunds Financial Corporation".

         On July 14, 2004, the Company filed a Current Report on Form 8-K disclosing a change in its certifying accountant.

         On August 24, 2004, the Company filed a Current Report on Form 8-K disclosing that it had entered into a material definitive agreement with Seaside Investments PLC relating to the issuance, subject to certain conditions, of 800,000 shares of the Company's common stock.

         On September 14, 2004, the Company filed an amendment to a Current Report on Form 8-K, originally filed on June 22, 2004, which contained certain financial information in connection with the merger by and among the Company, Equitex, Inc. and Chex Services, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           FastFunds Financial Corporation
                                           (Registrant)

 Date: November 15, 2004                   By: /s/ Graham Newall
                                           -------------------------------------
                                           Graham Newall
                                           Chief Executive Officer



 Date: November 15, 2004                   By: /s/ Ijaz Anwar
                                           -------------------------------------
                                           Ijaz Anwar
                                           Chief Financial Officer

                                                                    EXHIBIT 31.1

        CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
           EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Graham Newall, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of FastFunds Financial Corporation (the "registrant);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

     (b) [Paragraph omitted in accordance with SEC transition instructions contained in SEC Release 34-47986];

     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusion about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  November 15, 2004
                                           /s/ Graham Newall
                                            -------------------------------
                                           Graham Newall
                                           Chief Executive Officer

                                                                    EXHIBIT 31.2

        CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
           EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Ijaz Anwar, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of FastFunds Financial Corporation (the "registrant);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

     (b) [Paragraph omitted in accordance with SEC transition instructions contained in SEC Release 34-47986];

     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusion about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  November 15, 2004
                                           /s/ Ijaz Anwar
                                            -------------------------------
                                           Ijaz Anwar
                                           Chief Financial Officer

                                                                    EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of FastFunds Financial Corporation (the "Company") on Form 10-Q for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"). I, Graham Newall, Chief Executive Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company, as of, and for the periods presented in the Report.

                                           /s/ Graham Newall
                                           -------------------------------------
                                           Graham Newall
                                           Chief Executive Officer
                                           November 15, 2004


A SIGNED ORIGINAL OF THIS WRITTEN STATEMENT REQUIRED BY SECTION 906 HAS BEEN PROVIDED TO FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES AND WILL BE RETAINED BY EQUITEX, INC. AND SUBSIDIARIES AND FURNISHED TO THE SECURITIES AND EXCHANGE COMMISSION OR ITS STAFF UPON REQUEST.

                                                                    EXHIBIT 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of FastFunds Financial Corporation (the "Company") on Form 10-Q for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"). I, Ijaz Anwar, Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company, as of, and for the periods presented in the Report.



                                           /s/ Ijaz Anwar
                                           -------------------------------------
                                           Ijaz Anwar
                                           Chief Financial Officer
                                           November 15, 2004


A SIGNED ORIGINAL OF THIS WRITTEN STATEMENT REQUIRED BY SECTION 906 HAS BEEN PROVIDED TO FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES AND WILL BE RETAINED BY EQUITEX, INC. AND SUBSIDIARIES AND FURNISHED TO THE SECURITIES AND EXCHANGE COMMISSION OR ITS STAFF UPON REQUEST.