Form 10-K
period 2004-12-31
FASTFUNDS FINANCIAL CORP
filed 2005-04-15
CIK 779956

U.S. SECURITIES AND EXCHANGE
                             COMMISSION Washington,
                                   D.C. 20549

                                    FORM 10-K

               /X/ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended: DECEMBER 31, 2004

               / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                               (NO FEE REQUIRED)

                       Commission File Number: 333-1026-D

                         FASTFUNDS FINANCIAL CORPORATION
                       (Name of Registrant in its charter)

          NEVADA                                                   87-0425514
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)

         11100 WAYZATA BOULEVARD, SUITE 111, MINNETONKA, MINNESOTA 55305
               (Address of principal executive offices)(Zip Code)

                    Issuer's telephone number: (952) 541-0455

                   Securities registered under Section 12 (b)
                              of the Exchange Act:
                                      NONE

                   Securities registered under Section 12 (g)
                              of the Exchange Act:
                          COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)

--------------------------------------------------------------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
Days: Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: /X/

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes / / No /X/

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $14,367,913 based on the last sale price of the Registrant's common stock on April 12, 2005, ($5.30 per share) as reported on the Over-the-Counter Bulletin Board.

The Registrant had 10,413,627 shares of common stock outstanding as of April 12, 2005.

Documents incorporated by reference: None

                         FASTFUNDS FINANCIAL CORPORATION
                                    FORM 10-K

THIS REPORT MAY CONTAIN CERTAIN "FORWARD-LOOKING" STATEMENTS AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 OR BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS AND RELEASES, WHICH REPRESENT THE REGISTRANT'S EXPECTATIONS OR BELIEFS, INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING THE REGISTRANT'S OPERATIONS, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, GROWTH AND ACQUISITION STRATEGIES, INVESTMENTS, AND FUTURE OPERATIONAL PLANS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS "MAY", "WILL", "EXPECT", "BELIEVE", "ANTICIPATE", "INTENT", "COULD", "ESTIMATE", "MIGHT", OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE REGISTRANT'S CONTROL, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF IMPORTANT FACTORS, INCLUDING UNCERTAINTY RELATED TO ACQUISITIONS, GOVERNMENTAL REGULATION, MANAGING AND MAINTAINING GROWTH, THE OPERATIONS OF THE COMPANY AND ITS SUBSIDIARIES, VOLATILITY OF STOCK PRICE AND ANY OTHER FACTORS DISCUSSED IN THIS AND OTHER REGISTRANT FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

(a) General development of business.

FastFunds Financial Corporation ("FastFunds" or the "Company") is a holding company, organized in Nevada in 1985, operating through its wholly owned subsidiary Chex Services, Inc. ("Chex"). As discussed below, FastFunds previously existed under the name "Seven Ventures, Inc." Chex is a Minnesota corporation formed in 1992, and provides financial services, primarily check cashing, automated teller machine (ATM) access and credit and debit card advances, to customers predominantly at Native American owned casinos and gaming establishments. On June 29, 2004, the Company changed its name to FastFunds Financial Corporation.

On June 7, 2004, a wholly owned subsidiary of Seven Ventures, Inc. merged with and into Chex (the "Merger"). In the Merger, Equitex, Inc., a publicly traded SEC registrant incorporated in Delaware ("Equitex"), exchanged its 100% ownership of Chex for 7,700,000 shares of Company common stock representing approximately 93% of the Company's outstanding common stock immediately following the Merger. In addition, Equitex received warrants to purchase 800,000 shares of Company common stock at an exercise price of $0.10 per share, expiring five years from the date of closing. In connection with the Merger, the Company received $400,000 through the issuance of convertible promissory notes bearing interest at five percent per annum and convertible into 4,000,000 shares of Company common stock upon the occurrence of certain future events. Unless earlier converted, any outstanding balance of principal and interest is due on April 14, 2007. In June 2004, $100,000 of principal of the convertible promissory notes was converted into 1,000,000 shares of common stock; and an additional $100,000 of principal of the convertible promissory notes was converted into 1,000,000 shares of common stock in August 2004. The remaining $200,000 of convertible promissory notes remains convertible into 2,000,000 shares of common stock upon the occurrence of certain future events.

In August 2004, the Company formed FastFunds International, Inc., a wholly owned Delaware corporation principally based in London, to build a presence in Europe for the Company's stored value card program. In September 2004, the Company formed FFC FastFunds (Cyprus) Limited, a wholly owned corporation organized under the laws of Cyprus. In October 2004, FastFunds International, Inc. formed a wholly owned subsidiary, FastFunds International Limited, with the Registrar of Companies for England and Wales.

(b) Financial information about segments.

We operate in one industry segment, cash disbursement services.

(c) Narrative description of business.

The Company's primary business is that of its wholly owned subsidiary, Chex. Chex was formed to provide comprehensive cash access services to casinos, and other gaming establishments, while also marketing their products a la carte to other establishments in the casino, entertainment, and hospitality industries. Chex's total funds transfer system allows casino patrons to access cash through check cashing, credit/debit card cash advances, automated teller machines and wire transfers. Chex's check and credit card advance systems compiles detailed demographic data about patrons that utilize these services. The collected patron demographic data is then provided to the casino operators and can be used in their marketing efforts.

As of February 1, 2005, Chex operates at 30 casino and gaming locations and 18 other retail establishments throughout the United States. At each of these locations Chex can provide any one or a combination of: check cashing; credit/debit card cash advance systems; and ATM terminals. Chex either staffs the locations with its personnel or provides its products and services to the locations based upon the contract with the location.

Chex's services are provided pursuant to the terms of a financial services agreement entered into with the respective establishment. The agreement specifies which cash access services will be provided by Chex, the transaction fees to be charged by Chex to patrons for each type of cash access transaction, and the amount of compensation to be paid by Chex to the location. Pursuant to all of these agreements with the locations serviced, Chex maintains the exclusive rights (with rare exception) to provide its services for the term of the contract.

At each of the locations where Chex provides its cash access services, it must have sufficient cash available to process both check cashing and credit card advance transactions. Additionally, at each location where it operates ATMs, Chex must have sufficient cash available to replenish the ATM machines. The amount of cash required is dependent upon the transaction volumes of each product and the average dollar amount per transaction. To meet its cash needs, Chex arranges to have the cash it maintains on deposit delivered from a local bank as needed. If Chex is providing its products to its customers, then the customer is responsible for providing the cash to manage its operations. Chex has a treasury management account with Wells Fargo Bank that is set up to sweep all the local banking accounts each day in order to control, expedite, and realize economies of scale in their money management.

CREDIT/DEBIT CARD CASH ADVANCE SERVICES. Chex's credit/debit card cash advance services allow patrons to use their VISA, MasterCard, Discover, and American Express cards to obtain cash. The remote cash access terminals and other equipment used to provide credit/debit card advance services are provided by a vendor pursuant to cash advance service agreements between Chex and the vendor. Each of the agreements requires the vendor to supply, install and maintain, at the vendor's expense, the equipment and supplies necessary to operate the cash advance system. Chex has recently completed development of its own proprietary credit/debit card cash advance system (called "CreditGuard") and began to retrofit all of its locations to enable them to use the new technology beginning in the second quarter of 2004. In addition, the Chex sales organization began marketing the CreditGuard product to the gaming and retail industry in 2004.

At the locations at which Chex provides credit card advance services, it pays the operator a commission for each completed credit card cash advance transaction. At locations, which utilize CreditGuard, casinos have the funds electronically transferred into their account, thus maximizing their cash position and expediting the float of funds. At the locations where we utilize third party vendors, under the terms of the vendor agreements, the vendor charges each patron completing a credit card advance transaction a service fee based on the cash advance amount and pays a portion of such service fee to Chex. The service fee and the credit card cash advance amount are charged against the credit card account of the location patron effecting the transaction and are deposited by the appropriate credit card company into the vendor's account. The vendor reimburses Chex for the advance amount, by check, and pays the commission due to Chex in the month following the month the transaction was completed.

Patrons may initiate a credit/debit card cash advance transaction at a remote credit card cash advance terminal ("kiosk") at Chex's teller facility. The kiosk consists of a credit/debit card reader with an integrated keypad and a digital display. The patron initiates the credit/debit card cash advance transaction by swiping the credit/debit card's magnetic strip through the card reader and then entering the amount of cash requested. The remote terminal automatically accesses the credit card company's authorization center for approval of the transaction. If the transaction is approved, a cash advance draft is automatically generated at the teller facility and the patron is directed to go to the teller facility to obtain the cash advance. At the teller facility, the employee verifies the patron's identity and performs certain other security measures gathering certain demographic information, including the patron's address and telephone number. The patron then endorses the back of the cash advance draft, initials the front of the draft acknowledging the service fee charge and receives the cash requested with a transaction receipt. The vendor, pursuant to the terms of the agreements with Chex, guarantees payment to Chex for all transactions that are processed in accordance with the procedures specified in the agreements.

For the year ended December 31, 2004, Chex processed approximately 256,000 credit/debit card transactions. These transactions totaled over $87 million in advances and earned fees of approximately $3,719,000.

CHECK CASHING SERVICES. Chex's check cashing services allow location patrons to access cash by writing a check to Chex at its teller facility staffed by employees of the company. Chex' employees conduct the authorization and verification process for check cashing transactions in accordance with detailed procedures developed by Chex to help minimize bad debt from returned checks. Chex' new product, ChexGuard, developed with Wells Fargo Bank and VISA POS, electronically deposits the checks, and utilizes the VISA banking rail to verify that the account is open and that the funds written for the check amount are currently in the account. The funds are deposited into Chex's account the following day, thus significantly speeding up deposits into their account (compared to the manual deposit method) and decreasing overall bank charges. Chex has implemented ChexGuard in all of our locations and began marketing the product in 2004 to potential customers in the retail, entertainment, and gaming industries.

Chex charges the customer a fee for cashing checks. The fee for personal checks ranges from 3% to 6% of the amount of the cashed check. At the locations where Chex provides check-cashing services, Chex pays the location operator a commission based upon the monthly amount of checks cashed. Chex also cashes other financial instruments, such as; money orders, government checks, payroll checks and insurance checks at varying service fee charges.

Chex's check cashing services benefit location operators by providing demographic information on the location's patrons, relieving the location of any risk and collection costs associated with returned checks and by allowing the location to focus on the aspects of the business that they do best.

Chex mitigates its potential for returned items by establishing check-cashing limits based on the customer's history at Chex locations. In addition, Chex utilizes its recently developed ChexGuard product to determine if a customer has a valid open account and whether the funds for the amount of the check written are currently in the account.

In the event a check is returned, Chex utilizes its own in-house collections department to pursue collection of returned checks. In September 2002, Chex incorporated this department as Collection Solutions, Inc. creating a separate wholly-owned stand-alone collections subsidiary intending to offer its services to customers other than Chex. During 2003, Chex shut down the operations of Collection Solutions but continues to operate its in-house collections department. For the year ended December 31, 2004, Chex collected fees of approximately $413,000 on returned checks.

For the year ended December 31, 2004, Chex cashed over $213 million in customer checks and earned fees of approximately $7,183,000 on these transactions.

ATM SYSTEMS. Under the terms of agreements with each processor, also known as a vendor, Chex receives a surcharge fee for each cash withdrawal and the vendor credits Chex' bank settlement account for each transaction, less any processing fees. The surcharge, which is a charge in addition to the cash advance, is made against the bank account of the patron effecting the transaction and is deposited in the vendor's account. The vendor reimburses Chex for the cash advance amount generally within two days of the transaction and pays the surcharge commission due Chex for each withdrawal either immediately or in the month following the month the transactions were completed. This variance in the timing of the surcharge payments is based upon the ATM processing agreements between Chex and its vendors. The Company generally passes on an agreed upon percentage of the surcharge commissions to the locations where the ATMs are placed. For the year ended December 31, 2004, Chex processed 2 million ATM transactions with $176 million in advances and earned fees or commissions of approximately $3,807,000.

STORED VALUE CARD. In August 2002, Chex executed an agreement with West Suburban Bank to issue stored-value cards. Under the terms of this agreement, Chex will primarily function as an independent marketing agent. The "FastFunds" Stored Value Card program allows customers to load money onto the "FastFunds" card that can be used at ATM's worldwide and at any location that accepts PIN based point of sale debit transactions. "FastFunds" current gaming customer base can load jackpot winnings on to the card, up to a maximum of $7,500 per day, which is less costly and more secure for gaming establishments and generally safer for the customers. Customers can also load money onto the card rather than leave the gaming establishment with a significant amount of cash winnings. Using two cards and transferring money from one card to the other also allows the card to be used for money remittance in a method that can be less expensive and more convenient than traditional remittance systems.

PREPAID PAYROLL CARD. Chex has been approved by Visa U.S.A. to market a prepaid payroll card program through West Suburban Bank to current and prospective clients. This program allows employees to have their payroll loaded onto the "PowerCash" payroll card, which they can then use at ATM's to make cash withdrawals or make purchases at any location that accepts debit and credit cards. In addition, the payroll card can be used as a virtual checking account for purposes such as bill payment. The PowerCash payroll card is targeted at employees who do not have checking accounts or do not prefer direct deposit.

In March 2003, Chex began marketing the PowerCash prepaid payroll card to employees of the gaming establishments in which Chex operates. By law, employers are generally required to offer to their employees at least one alternative to direct deposit for receiving their pay. To comply with this law, employers have traditionally offered costly manual checks. The PowerCash prepaid payroll card will allow employers to comply with the law with more ease and less cost. If requested by the employee, Chex can "load" the amount of the employee's pay, as reported by the employer, onto a card, which the employee may then utilize to draw down the balance like a debit card. Chex's PowerCash prepaid payroll cards are accepted by most merchants throughout the world. Chex receives a transaction fee each time the employee utilizes the card as well as half of the monthly maintenance fee. Because we believe this product can be utilized in a broad context, we intend to market this product outside of the gaming industry.

MARKETING AND SALES OF SERVICES. Our objective is to increase the number of locations at which Chex provides cash access services in the gaming industry. We continue to pursue obtaining additional contracts with new casinos, existing casinos not currently contracting with a cash access provider and other existing casinos when such casino's current contracts with another cash access service provider are due to expire. At December 31, 2004, Chex had 30 contracts with casinos and other gaming establishments and 18 contracts with other retail establishments to provide varying levels of cash access services.

In furtherance of our objective to increase Chex's market share, our marketing plan is designed to increase our profile in the casino industry. The marketing plan includes increasing direct personal contact with casino management personnel responsible for making decisions regarding cash access services, including the implementation of customer service workshops that are designed for the casino's employees. Chex has developed a network of associates in the casino industry who are able to refer casino management to Chex's services. Chex also advertises in trade publications, attends industry trade shows and distributes sales material to casino operators through direct mail.

SIGNIFICANT CUSTOMERS. For the year ended December 31, 2004, three of Chex's largest customers represented approximately 46% of the Company's revenues including approximately 22% from one customer (Potawatomi). While the Company and Chex strive to maintain good working relationships with contracted casinos and presently believe those relationships to be satisfactory, the loss of any of these casinos could adversely affect the Company's results of operations in future periods.

In January 2004, Chex received a termination notice from Native American Cash Systems Florida for our contract providing cash access services at five of the Seminole Tribe of Florida Tribal casino properties located throughout Florida. These locations accounted for $4,089,557 (22.6%) and $3,486,707 (17.8%) of our revenues for the years ended December 31, 2003 and 2002, respectively.

COMPETITION. We compete with a number of companies in our market niche. The other companies that offer full-service booth check-cashing operations are Game Financial Corporation, a subsidiary of Certegy, Inc., operating as GameCash; Global Cash Access, Inc., Cash Systems, Inc. and Americash. We also compete with a number of companies that offer ala carte credit card cash advance systems and ATMs to the gaming and hospitality industries which include Global Cash Access, Inc., Game Financial Corporation, Cash Systems, Inc., Cash & Win (through an alliance with Comerica Bank and NDC), Americash, and Borrego Springs Bank. With our ChexGuard product, we compete in the gaming and retail markets with Telecheck, Checkwrite, SCAN and a number of other vendors for the check conversion, authorization, and guarantee business. Currently Global Cash Access, Inc. controls a majority of the cash advance business in the industry. The full booth cash access financial service centers located in gaming facilities are fairly equally split between, Chex, Cash Systems, Inc. and GameCash.

GOVERNMENT REGULATION

Many states require companies engaged in the business of providing cash access services or transmitting funds to obtain licenses from the appropriate state agencies. In this regard, state agencies have extensive discretion to deny or revoke licenses. Chex has obtained the necessary licenses and bonds to conduct business with the casinos where it currently operates, and the Company will be subject to similar licensing requirements as it expands operations into other jurisdictions (either through Chex or its other subsidiaries). As part of our application for licenses and permits, members of our board of directors (including the boards of directors of our subsidiaries), our officers and those of our subsidiaries, key employees (and those of our subsidiaries) and certain stockholders holding five percent or more of our stock may be required to submit to a personal background check. While there can be no assurance that we will be able to do so, we anticipate that we will be able to obtain and maintain the state licenses necessary for the conduct of our business.

Many suppliers to Native American casinos are subject to the rules and regulations of the local tribal gaming commission. These gaming commissions have authority to regulate all aspects of casino operations, including the selection of vendors (such as Chex) at their casinos. Some gaming commissions require vendors to obtain licenses and may exercise extensive discretion to deny or revoke licenses. Chex has obtained the necessary licenses or approvals from the appropriate tribal gaming commissions where it operates. While there can be no assurance that it will be able to do so, we anticipate that Chex will be able to obtain and maintain the tribal licenses and approvals necessary to conduct business.

Currently, a majority of locations where Chex provides its services are on tribal lands. Chex is licensed at many of the locations where it operates by the local tribal authority and/or various state licensing organizations. All of the tribes operate under various compacts negotiated with the states where they are domiciled. The Bureau of Indian Affairs, a division of the United States Department of Commerce, oversees the regulatory aspects of these compacts. If a tribe were found to be violating the regulations of the state compact, its gaming and entertainment locations could be closed down. Any such closures would likely have a materially adverse effect on the Chex's and the Company's business, growth, financial condition and results of operations. Furthermore, tribal adherence to the applicable provisions of state compacts is completely beyond the control of Chex or the Company.

Tribal governments enjoy a form of sovereign governmental immunity that is comparable to the immunity of states, local governments and the federal government. Like the federal government, tribal governments retain limited immunity in order to protect government funds and discretionary governmental functions from lawsuits and may limit the size of damages or claims. Tribes provide for insurance and limited waivers of their sovereign immunity, taking responsibility for the actions of tribal employees. Tribal sovereign immunity may limit our ability to pursue certain legal remedies should we believe that we have a claim against a tribal authority.

Our business may also be affected by state and federal regulations governing the gaming industry in general. Changes in the general approach to regulation of casino gaming could affect the number of new gaming establishments in which we may provide cash access services.

EMPLOYEES

Chex employs 11 full-time employees at its corporate office, 8 employees in home offices, and 101 full-time and 25 part-time employees at its casino locations. FastFunds has two employees and the Company's FastFunds International Limited subsidiary employs three full-time employees.

(d) Financial information about geographic areas.

FastFunds International, Inc., a wholly-owned subsidiary of the Company, with operations principally based in London, has long-lived assets of $158,914 consisting primarily of computer hardware and software.

RISK FACTORS

THE PURCHASE OF SHARES OF THE COMPANY'S COMMON STOCK IS VERY SPECULATIVE AND INVOLVES A VERY HIGH DEGREE OF RISK. An investment in the Company is suitable only for the persons who can afford the loss of their entire investment. Accordingly, investors should carefully consider the following risk factors, as well as other information set forth herein, in making an investment decision with respect to securities of the Company.

WE INCURRED A NET LOSS IN 2004 AND 2003, AND THERE IS NO ASSURANCE WE WILL BE PROFITABLE IN 2005. For the year ended December 31, 2004, we incurred a net loss of $4,787,994. Furthermore, as a wholly owned subsidiary of Equitex, Inc. prior to the Merger, Chex incurred a loss of $504,990 for the year ended December 31, 2003. There is no assurance that the Company will realize a profit for the year ending December 31, 2005.

WE MAY INCUR SIGNIFICANT EXPENSE AS A RESULT OF PENDING LEGAL ACTIONS RELATING TO CHEX'S ATTEMPTS TO ENGAGE IN TRANSACTIONS PRIOR TO THE MERGER. Prior to the Merger, Equitex unsuccessfully attempted to enter into similar transactions (in which Chex would be sold) with Cash Systems, Inc. and iGames Entertainment, Inc. Nevertheless, Equitex was unable to consummate transactions with either company. Litigation subsequently arose with Cash Systems, which was settled prior to the Merger. Equitex and Chex continue to engage in litigation with iGames. As a result, there may be significant costs related to these legal actions and there is no guarantee Equitex or Chex will be successful either in defending against the iGames lawsuit or successfully pursuing any possible counterclaims. As part of the Merger, Equitex agreed to fully indemnify Chex and the Company for any costs, expenses and damages incurred in connection with the iGames litigation.

THE POTENTIAL FOR LOSSES RELATED TO RETURNED CHECKS IS SIGNIFICANT, AND IF SUCH LOSSES MATERIALIZE THEY COULD MATERIALLY AND ADVERSELY AFFECT THE FINANCIAL PERFORMANCE AND OPERATIONS OF THE COMPANY. Chex transacted approximately $213 million in check-cashing volume during 2004. Chex charges operations for potential losses on returned checks in the period such checks are cashed, since ultimate collection of these items is uncertain. Recoveries on returned checks are credited in the period when the recovery is received. Chex employs a full-time collections specialist and has systems in place to mitigate the amount of returned checks. However, the potential for losses on returned checks could be significant and could have a material negative impact on our financial condition and results of operations in any given period.

FOR ITS REVENUES, CHEX'S BUSINESS IS HIGHLY DEPENDENT ON CHECK CASHING, CREDIT/DEBIT CARD CASH ADVANCES AND ATM FEES, ANY OR ALL OF WHICH COULD BE LIMITED BY STATE AND/OR FEDERAL REGULATION. Chex's revenues are mainly composed of fees charged to its customers for check cashing, credit card and ATM transactions. If federal or state authorities were to limit or ban fees charged for any or all of these services, Chex would suffer a significant decline in revenues that could have a material adverse effect on our business, growth, financial condition and results of operations.

CHEX'S BUSINESS IS SUBJECT TO REGULATION BY VARIOUS TRIBAL AND GOVERNMENTAL AGENCIES. A majority of locations where Chex offers its services are on tribal lands. Chex is licensed at many of the locations where it operates by the local tribal authority and/or various state licensing organizations. All of the tribes operate under various compacts negotiated with the states where they are domiciled. The Bureau of Indian Affairs, a division of the U.S. Department of Commerce, oversees the regulatory aspects of these compacts. If a tribe were found to be violating the regulations of the state compact, its locations could be closed down. Any such closures could have a material adverse effect on our business, growth, financial condition and results of operations. Furthermore, tribal adherence to the applicable provisions of state compacts is beyond our control.

TO FUND CHEX'S CHECK-CASHING OPERATIONS AND GROWTH, CHEX MATERIALLY RELIES ON CERTAIN NOTES PAYABLE, WHICH ARE SUBJECT TO REPAYMENT ON 90 DAYS' DEMAND. Chex materially relies on debenture notes issued to private investors to operate its business and to fund its growth. As of December 31, 2004, Chex had debenture notes payable in the aggregate amount of approximately $11,402,602. There is no assurance that Chex (or the Company) will continue to be able to raise the necessary funds to support its future growth through similar financing transactions. These debenture notes have a one-year term, but are cancelable (and thereby subject to repayment) by either party with 90 days notice. There is no assurance that we will be able to replace funds in the event of the non-renewal of a note or a cancellation notice. If in the future we are unable to rely on the debenture notes to finance our continued operations and growth, the Company may be forced to seek additional means of financing the Chex business. There can be no assurance that any form of financing will be available to us on terms acceptable, if at all.

ADDITIONAL FINANCING COULD BE SOUGHT FROM A NUMBER OF SOURCES, INCLUDING BUT NOT LIMITED TO ADDITIONAL SALES OF EQUITY OR DEBT SECURITIES, LOANS FROM BANKS, AND LOANS FROM AFFILIATES OF THE COMPANY OR OTHER FINANCIAL INSTITUTIONS. No assurance can be given, however, that we will be able to sell any securities, or obtain any such additional financing when needed, or do so on terms and conditions acceptable or favorable to the Company, if at all. If financing is not available, we may be forced to abandon our business plans or our entire business, discontinue our preparation and filing of public disclosure reports with the SEC, or dissolve the Company. Moreover, even if financing is available and obtained, your equity ownership in the Company will be diluted.

CHEX IS A GUARANTOR OF CERTAIN DEBT OF EQUITEX, AND THE COMPANY'S ENTIRE INVESTMENT IN CHEX (I.E., ITS OWNERSHIP OF ALL OUTSTANDING CHEX SERVICES, INC. STOCK) IS SUBJECT TO A SECURITY INTEREST SECURING SUCH OBLIGATION. Furthermore, all of the assets of Chex are subject to a security interest for the same debt. In March 2004, Equitex (then the parent company of Chex) closed on $5 million convertible promissory notes with two financial institutions. The proceeds from the promissory notes were immediately thereafter loaned to Chex. These promissory notes carry a stated interest rate of 7% per annum and have a 45-month term. From April 2004 through June 2004 only interest payments were due. Beginning in July 2004, principal and interest payments began to amortize over the remaining 42-month period. The promissory notes are collateralized, among other things, by all of the assets of Chex, and by the Company common stock owned by Equitex. Accordingly, if Equitex defaults on the obligations specified under the promissory notes, and if Chex cannot cure such defaults, the Company's entire business could be lost.

THE COMPANY'S BALANCE SHEET CONTAINS CERTAIN PROMISSORY NOTES RECEIVABLE AND ADVANCES, WHICH WE CANNOT ASSURE TO BE COLLECTIBLE. Included among the Company's balance sheet as of December 31, 2004 are promissory notes, advances and interest receivable whose carrying value aggregate to $7,445,568. Among these notes are a promissory note from iGames Entertainment, Inc. in the principal amount of $2 million (the "iGames Note"), which bears interest at 10% per annum. The iGames Note matures and becomes due and payable in January 2005. The iGames
Note is currently in default and subject to litigation between iGames with Equitex and Chex. Also among these notes are various promissory notes and advances due from affiliates of the Company and/or Equitex, including $2,616,118 due from Equitex; $1,087,762 due from Denaris Corporation (a majority-owned subsidiary of Equitex); $205,391 receivable from the estate of a deceased former officer of Chex (which is net of a reserve of $1,279,300 as of December 31, 2004); $485,936 receivable from a former officer of Chex; $100,000 receivable from a customer of Chex (which is net of a reserve of $236,500 and is in the actual principal amount of $606,316); $205,000 receivable from Equitex 2000, Inc., an affiliate of Equitex; and $52,900 receivable from various Company employees and a former shareholder of Chex. Interest receivable on all of these notes and advances is $692,461. Although the Company believes all of the notes will be collected, there can be no assurance that the Company will be able to collect any of these amounts.

ANTI-DILUTION PROTECTIONS IN FAVOR OF PRE-MERGER STOCKHOLDERS OF THE COMPANY AND CERTAIN LENDERS WHO RECEIVED CONVERTIBLE PROMISSORY NOTES IN CONNECTION WITH THE MERGER MAY FURTHER SUBSTANTIALLY DILUTE YOUR PERCENTAGE OWNERSHIP IN THE COMPANY'S EQUITY. In the Agreement and Plan of Merger (the "Merger Agreement") entered into in connection with the Merger, the Company agreed to issue additional shares of its common stock to (a) pre-Merger stockholders of the Company and (b) holders of certain convertible promissory notes (but only to the extent that such promissory notes become convertible in accordance with their terms), in the event that the Company issues common stock or securities convertible into or exchangeable for common stock, the proceeds of which are used to satisfy debt owed by Equitex and guaranteed by Chex (discussed above) (the "Equitex Debt"). Therefore, under certain circumstances it is substantially likely that additional shares of common stock will be issued pursuant to such anti-dilution protections. If such issuances occur, the dilutive effect upon our stockholders would likely be substantial and material.

THERE ARE CURRENTLY OUTSTANDING SECURITIES CONVERTIBLE INTO OR EXCHANGEABLE FOR AN AGGREGATE OF 6,243,128 SHARES OF OUR COMMON STOCK WHICH, IF CONVERTED OR EXCHANGED, WILL SUBSTANTIALLY DILUTE OUR EXISTING STOCKHOLDERS. The Company currently has outstanding notes and securities convertible into or exchangeable for an aggregate of 6,243,128 shares of common stock under certain conditions. In addition, the effective conversion and exercise prices are significantly lower than the current market value of our common stock. If these notes and/or securities are converted into or exchanged for common stock, their issuance would have a substantial dilutive effect on your percentage ownership of our equity. These convertible notes and securities consist of: (i) $200,000 in convertible promissory notes entered into in connection with the Merger with certain lenders, which are convertible into an aggregate of 2,000,000 shares of common stock; (ii) outstanding warrants to purchase an aggregate of 695,000 shares of our common stock at a purchase price of $0.10 per share, which were originally issued to Equitex in connection with the Merger; (iii) $1,774,064 in convertible promissory notes issued in exchange for certain loans made to the Company, which notes are convertible into an aggregate of 1,774,064 shares of common stock; and (iv) warrants to purchase an aggregate of approximately 1,774,064 shares of our common stock at a purchase price of $2.00 per share.

EQUITEX, INC. IS A CONTROLLING STOCKHOLDER OF THE COMPANY AND IS ABLE TO EFFECTIVELY CONTROL OUR MANAGEMENT AND OPERATIONS. CURRENTLY, EQUITEX, INC. OWNS 7,700,000 SHARES OF OUR OUTSTANDING COMMON STOCK, REPRESENTING APPROXIMATELY 74% OF OUR VOTING POWER. In addition, Equitex holds a warrant to purchase an additional 160,000 shares of our common stock at a purchase price of $0.10 per share. The brings Equitex's beneficial ownership, together with our directors, executive officers and a former executive officer affiliated with Equitex, to approximately 75% of the Company's voting power. As a result, Equitex, either alone or together with our directors and executive officers, has the ability to control our management and affairs through the election and removal of our entire board of directors and will control the outcome of all matters requiring stockholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our stockholders. As a result, the return on your investment in our common stock through the market price of our common stock or ultimate sale of our business could be adversely affected.

OUR COMMON STOCK TRADES ONLY IN AN ILLIQUID TRADING MARKET, WHICH GENERALLY RESULTS IN LOWER PRICES FOR OUR COMMON STOCK. Trading of our common stock is conducted on the Over-The-Counter Bulletin Board. This has an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and the lack of security analysts' and the media's coverage of our Company and its common stock. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.

CHEX OPERATES AT GAMING ESTABLISHMENTSS UNDER WRITTEN CONTRACTS WHOSE MATERIAL TERMS MAY NOT BE ENFORCEABLE. Generally, Chex operates at gaming establishments pursuant to written contracts. Nevertheless, because many of the gaming establishments are located in Native American tribal lands, some or all of the material provisions of these contracts may not be enforceable due to the unwillingness of a tribe to provide a waiver of its sovereign immunity, limited or otherwise. Alternatively, the enforcement of an enforceable contract is likely to be much more costly if the contracting party is a tribe, due to a failure to waive sovereign immunity.

CHEX FACES INTENSE COMPETITION FOR ITS PRODUCTS AND SERVICES. Chex competes with a number of companies in its market niche. Companies such as Game Financial Corporation, a subsidiary of Certegy, Inc., operating as GameCash, Global Cash Access, Inc., Cash Systems, Inc. and Americash offer full-service-booth check-cashing operations. In addition, Chex competes with Global Cash Access, Inc., Game Financial Corporation, Cash Access Systems, Inc., Cash & Win (through an alliance with Comerica Bank and NDC), Americash and Borrego Springs Bank for ala carte credit card cash advance systems and ATMs to the gaming and hospitality industries. Some of these companies are much larger and better financed than Chex. There can be no assurance that Chex will be able to compete successfully with these companies in its particular market niche.

AS COMPETITION INCREASES, THERE CAN BE NO ASSURANCE THAT WE WILL BE ABLE TO SECURE RENEWALS OF OUR EXISTING CONTRACTS. Chex operates its business at most locations through contracts negotiated with tribal authorities and other entities that typically last for one to five years. While Chex historically has had significant success in renewing these contracts for successive terms, there can be no assurance that future contract renewals will be successful and that Chex will be able to maintain its existing client base. Chex's failure to complete a significant number of contract renewals could have a material adverse effect on our business, growth, financial condition and results of operations.

CHEX'S FUTURE GROWTH DEPENDS ON ITS ABILITY TO OBTAIN NEW CUSTOMER CONTRACTS. The continued expansion and development of our business will depend on the execution of new contracts with casinos and other gaming establishments. To date, Chex has concentrated its efforts on Native American tribal casinos where it has significant market penetration. In order to continue its growth, Chex will likely be required to market its products to non-tribal casinos and other gaming establishments in larger traditional gaming markets. In this regard, Chex intends to market its new products (the "FastFunds" stored value card and the prepaid payroll card) to industries outside of the Native American gaming industry. There can be no assurance that our efforts will be successful. The inability to penetrate these new markets could have a material adverse effect on our future growth.

THE COMPANY IS DEPENDENT UPON ITS MANAGEMENT, AND THAT OF ITS SUBSIDIARIES, AND MAY NOT BE ABLE TO RETAIN KEY EMPLOYEES. Our growth and profitability materially depend on our ability to retain key executives and managers, attract capable employees, and maintain and develop the systems necessary to operate our businesses, primarily the Chex business. The loss of any one or more of its key executives could have a material adverse effect on our business, growth, financial condition and results of operations.

CHEX'S COMPUTER SYSTEMS ARE SUBJECT TO SECURITY RISKS, WHICH, IF BREACHED, COULD ADVERSELY EFFECT OUR BUSINESS AND FINANCIAL CONDITION. Chex currently maintains a site on the World Wide Web at WWW.FASTFUNDS.COM to promote, and enhance its services and products and to educate and encourage customers to use its services and products. On a secure section of its website, Chex maintains its proprietary application management software for use by its customers. Like most computer systems, Chex's systems are subject to the risks of computer viruses and unauthorized individuals (hackers) obtaining access to and inadvertently or purposefully damaging its systems. The Company believes the implemented security and virus-detection controls and systems significantly reduce these risks. If those systems were nonetheless compromised, Chex's customers could lose data or be unable to access the system. In addition, sensitive information regarding its customers that is maintained on its system may become publicly available. In such an event, we may be exposed to liability from customers, may lose customers and may suffer significant damage to our business reputation. Any of these events could have a material and adverse effect on our business and financial condition.

WE HAVE NOT PAID DIVIDENDS TO DATE, AND HAVE NO INTENTION OF PAYING DIVIDENDS TO OUR STOCKHOLDERS. To date, we have not paid any cash dividends and do not anticipate the payment of cash dividends in the foreseeable future. Accordingly, the only return on an investment in our common stock, if any, may occur upon a subsequent sale of the shares of common stock.

ITEM 2.  PROPERTIES.

Chex leases approximately 3,300 square feet for its executive office in Minnetonka, Minnesota, which is adequate for its current needs. The current minimum lease payment is approximately $6,000 per month through March 31, 2006, when it expires. Pursuant to the terms of the lease, Chex is also responsible for its pro-rata share of taxes, operating expenses and improvement costs.

Beginning in July 2004, FastFunds International Limited began to lease office space in London for approximately $6,700 per month, including taxes. The lease expires in July 2005. In addition, in August 2004, FastFunds International, Inc. began to lease office space in Chicago, Illinois for $6,000 per month on a month-to-month basis. Effective March 2005, FastFunds International, Inc. terminated the Chicago lease.

ITEM 3.  LEGAL PROCEEDINGS.

On November 3, 2003, Chex (and its then parent company, Equitex, Inc.) executed a Stock Purchase Agreement (the "Stock Purchase Agreement") with iGames Entertainment, Inc, ("iGames") which contemplated iGames's acquisition of Chex. This Stock Purchase Agreement was terminated on March 12, 2004.

On or about March 15, 2004, iGames commenced a lawsuit in Pennsylvania state court against Chex and Equitex alleging breach of the Stock Purchase Agreement. This lawsuit was later voluntarily withdrawn by iGames. On March 16, 2004, Chex commenced a lawsuit in Hennepin County, Minnesota against iGames demanding repayment of the $2,000,000 principal balance, accrued interest and other fees due from iGames under a term promissory note delivered by iGames in favor of Chex (the "iGames Note").

On March 23, 2004, Chex commenced a lawsuit in Delaware state court (New Castle County) against iGames seeking payment of the $1,000,000 termination fee expressly provided for under the Stock Purchase Agreement, including related costs.

On March 24, 2004, iGames commenced a lawsuit in United States District Court for the District of Delaware against Equitex and Chex alleging breaches of the terms of both the Stock Purchase Agreement and the iGames Note, and that both Equitex and Chex had tortiously interfered with iGames' business relationship with one of its lenders. In sum, iGames has asserted that it is entitled to approximately $3.3 million in damages which includes the termination fee provided for under the Stock Purchase Agreement, plus consequential and punitive damages and related attorneys fees.

On September 13, 2004, the three existing legal actions summarized above were consolidated in the United States District Court for the District of Delaware and are proceeding in the normal course of litigation. Chex and Equitex have participated in a court-ordered mediation process in a good faith attempt to resolve the lawsuit, but the parties have not reached a mutually-agreeable resolution. We are confident that our claims in litigation will be upheld and believe that the various claims made by iGames lack merit. While the ultimate outcome of these lawsuits cannot presently be predicted with certainty, we intend to vigorously prosecute our claims and defend against iGames's claims.

We are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on our consolidated results of operations, financial position or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

(a) Market Information.

Our common stock is not listed on any exchange; however, market quotes for the Company's common stock (under the symbol FFFC) may be obtained from the Over-the-Counter Bulletin Board ("OTCBB"). The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter securities. The table below states the quarterly high and low bid prices for the common stock as reported by the OTCBB. However, such Over-the-Counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

     ------------------------------------------------------------------------
                          Year Ended December 31, 2003
     ------------------------------------------------------------------------
     Quarter Ended                     High                    Low
     ------------------------ ----------------------- -----------------------
     March 31, 2003                   $1.05                   $0.05
     ------------------------ ----------------------- -----------------------
     June 30, 2003                    $1.05                   $0.05
     ------------------------ ----------------------- -----------------------
     September 30, 2003               $1.05                   $0.05
     ------------------------ ----------------------- -----------------------
     December 31, 2003                $0.07                   $0.07
     ------------------------ ----------------------- -----------------------

     ------------------------------------------------------------------------
                          Year Ended December 31, 2004
     ------------------------------------------------------------------------
     Quarter Ended                     High                    Low
     ------------------------ ----------------------- -----------------------
     March 31, 2004                   $0.07                   $0.07
     ------------------------ ----------------------- -----------------------
     June 30, 2004                    $7.00                   $0.07
     ------------------------ ----------------------- -----------------------
     September 30, 2004               $6.00                   $2.50
     ------------------------ ----------------------- -----------------------
     December 31, 2004                $5.65                   $4.90
     ------------------------ ----------------------- -----------------------

For each of the following transactions, we relied upon the exemptions from registration provided by Sections 4(6) or 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder based upon (i) representations from each investor that it was an accredited or sophisticated investor with experience in investing in securities such that it could evaluate the merits and risks related to our securities; (ii) the fact that no general solicitation of the securities was made by us; (iii) representations from each investor that it was acquiring the securities for its own account and not with a view towards further distribution; (iv) the fact that the securities issued were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act; (v) the fact that we placed appropriate restrictive legends on the certificates representing the securities; and (vi) the fact that prior to completion of the transaction, each investor was informed in writing of the restricted nature of the securities, provided with all information regarding FastFunds and were given the opportunity to ask questions of and receive additional information from us regarding our financial condition and operations. The shares issued during the quarter ended December 31, 2004 of our $0.001 par value common stock were as follows:

In November 2004, we issued 50,000 shares of common stock upon the exercise of warrants to purchase such shares at a per share purchase price of $0.10. In addition, we issued 53,957 shares of common stock upon the cashless exercises of warrants to purchase shares of our common stock.

(b) Holders.

The number of record holders of our common stock as of March 11, 2005 was 156 according to our transfer agent. This figure excludes an indeterminate number of shareholders whose shares are held in "street" or "nominee" name.

(c) Dividends.

FastFunds has not declared nor paid cash dividends on our common stock during the previous two fiscal years, nor do we anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings to fund operations and for the continued development of our business.

(d) Securities authorized for issuance under equity compensation plans.

We have the following securities authorized for issuance under our equity compensation plans as of December 31, 2004, including options outstanding or available for future issuance under our 2004 Stock Option Plan.

                      Equity Compensation Plan Information

                       Number of securities  Weighted-average   Number of securities
                         to be issued upon   exercise price of  remaining available
                            exercise of        outstanding      for future issuance
                       outstanding options,  options, warrants     under equity
Plan category          warrants and rights      and rights       compensation plans
---------------------  --------------------  -----------------  --------------------
                                (a)                   (b)                 (c)
---------------------  --------------------  -----------------  --------------------

Equity compensation                                                        1,800,000
plans not approved by
security holders
                       --------------------  -----------------  --------------------

Total                                                                      1,800,000
                       ====================  =================  ====================

ITEM 6.  SELECTED FINANCIAL DATA.

The following table contains selected financial data of FastFunds for the previous five years. The selected financial data presented for periods prior to the June 7, 2004 Merger are those of Chex. The historical basic and diluted income (loss) per share presented is adjusted to reflect the new capital structure as a result of the June 7, 2004 merger.

In light of the foregoing, the historical data presented below is not indicative of future results. You should read this information in conjunction with the audited consolidated financial statements of the Company, including the notes to those statements (Item 8), and "Management's Discussion and Analysis of Financial Conditions and Results of Operations (Item 7) that follows.

                                  2004          2003            2002          2001            2000
                             -------------  -------------  -------------  -------------  -------------
Revenues                     $  15,233,735    $18,100,788  $  19,580,399  $  14,763,669  $   8,984,534
Location gross margin            3,942,225      5,390,552      5,887,321      3,466,250      2,809,429
Corporate operating
  expenses                       6,752,919      4,605,327      3,634,467      2,445,383      1,758,975
Other expenses                   1,455,411      1,103,215      1,411,389      2,447,473        875,241

Net (loss) income              (4,787,994)      (504,990)        786,465    (1,379,894)        127,476
Basic and diluted net
  (loss) income per share           (0.54)         (0.07)           0.10         (0.18)           0.02

Total assets                    22,714,759     22,853,342     24,891,057     14,930,023     11,138,635
Total long-term liabilities      3,044,016         37,243        240,629              -        479,663

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2004, 2003 and 2002. The financial statements presented for the years ended December 31, 2003 and 2002 are those of Chex and beginning September 2002, Collection Solutions. The financial statements presented for the year ended December 31, 2004 include Chex, Collection Solutions, FastFunds as of June 7, 2004 and FastFunds International Limited from July 15, 2004.

In light of the foregoing, the historical data presented below is not indicative of future results. You should read this information in conjunction with the audited consolidated financial statements of the Company, including the notes to those statements (Item 8), and the following "Management's Discussion and Analysis of Financial Conditions and Results of Operations".

 (a) Liquidity and capital resources

We presently anticipate our liquidity and capital resource needs for the next 12 months may not be satisfied solely from cash flows generated from our operating activities. Chex has begun to develop and introduce new products during the year. These products are complementary to its existing products and services. Future products may include: cashless gaming smart cards, debit cards and customized funds transfer systems for multi-jurisdictional gaming operators. Also, Chex plans on expanding its business into non-gaming cash access products. Development and costs associated with such products have been and will continue to be incurred. Additionally, the Company formed a newly wholly owned London-based subsidiary, FastFunds International, Inc. which began operations in July by opening London and Chicago offices. There will be costs associated with the business operations of FastFunds International, prior to the realization, if at all, of any positive cash flow. In connection with the start-up of Fast Funds International and the Company's objective to expand its business model into new markets and products, the Company, Chex and FastFunds International have entered into various management advisory and consultant agreements.

In March 2004, Equitex closed on an aggregate of $5,000,000 of convertible promissory notes (the "Whitebox Notes") from Pandora Select Partners, L.P. and

Whitebox Hedged High Yield Partners, L.P. The Whitebox Notes carry interest at a rate of 7% per annum and have a 45-month term. The Whitebox Notes are senior to all other debt of both Equitex and Chex. Concurrently with the loan, Equitex loaned the borrowed proceeds to Chex under terms identical to the Whitebox Notes. The Whitebox Notes are collateralized by all of the assets of Chex, Equitex's stock ownership in the Company and Chex's note delivered in favor of Equitex. In connection with the transaction, the two lenders received aggregate fees of $150,000, and reimbursement for legal fees of a total of $15,000.

In December 2004, the Company closed on the sale of $1,774,064 of unsecured convertible promissory notes (the "Convertible Notes") with various investors, in a private placement made under Section 4(2) of, and Regulation D under, the Securities Act of 1933. The Convertible Notes accrue interest at a rate of 9.5% per annum, have a 9-month term, and are convertible at the holder's option (including any unpaid interest) into shares of Company common stock at a rate of $1.00 per share for a three-year period commencing on the due date. The Convertible Notes may be prepaid at any time, in whole or in part and from time to time, without premium or penalty, so long as at least 50% of the outstanding amount due on the Whitebox Notes discussed above have then been paid. At this time it is uncertain whether the Company will prepay the Convertible Notes. In connection with the sale and issuance of the Convertible Notes, investors also received warrants to purchase an aggregate of 1,774,064 shares of Company common stock at an exercise price of $2.00. The Company paid an aggregate of $137,925 to two advisory firms in connection with the transaction, which was recorded as deferred loan costs and are being amortized over the nine-month term of the Convertible Notes. Accordingly, $14,261 is included in general and administrative expense for the year ended December 31, 2004.

Cash flow activity for the year ended December 31, 2004, includes the activity of Chex and Collection Solutions for the entire year, and from June 7, 2004, on a consolidated basis with the Company, and effective July 15, 2004, FastFunds International, Inc. The 2002 and 2003 activity includes the activity of Chex (and Collection Solutions, effective September 2002). For the year ended December 31, 2004, net cash used in operating activities was $1,404,335 compared to cash provided by operating activities of $262,063 for the year ended December 31, 2003. The most significant portion of this change was the change in net loss, which was $4,787,994 in 2004 compared to $504,990 in 2003. Location gross margin decreased by approximately $1,448,000 for the year ended December 31, 2004 compared to the prior year, due primarily to the loss of the 5 Seminole Tribe locations. Additionally, during the year ended December 31, 2004, total corporate expenses increased by approximately $2,148,000. The increase in corporate operating expenses consisted primarily of increases in expenses related to FastFunds International operations of approximately $778,000, an increase of $527,500 in the provision for receivables in 2004, compared to a decrease in the provision of $157,800 in 2003, $252,000 of stock-based compensation expense and an increase of approximately $315,000 in depreciation and amortization expense. Other significant non-cash adjustments to the net loss for the year ended December 31, 2004 consisted of deferred income taxes of $473,000 and non-cash interest expense related to warrants and beneficial conversion features on convertible notes payable totaling $477,702.

Cash used in investing activities for the year ended December 31, 2004 was $2,538,977 compared to $842,321 for the year ended December 31, 2003. The significant increase in the 2004 period was due to an advance on a note receivable of $2 million to iGames.

Cash provided by financing activities for the year ended December 31, 2004 was $3,610,811 compared to cash used in financing activities of $1,101,290 for the year ended December 31, 2003. The 2004 activity is primarily due to net proceeds received from the issuance and payment of various debt instruments totaling $2,599,922 as well as net proceeds received in 2004 from the sale of Equitex common stock totaling $1,010,889. The net proceeds received from the issuance and payment of debt instruments and the net activity of Equitex stock aggregating to $3,610,811 were primarily utilized to fund the Company's operations, including operations of FastFunds International Limited.

For the year ended December 31, 2004, net cash decreased $332,501 compared to a decrease of $1,681,548 for the year ended December 31, 2003, and ending cash at December 31, 2004, was $8,438,341 compared to $8,770,842 at December 31, 2003.

Other sources available to us that we may utilize include the sale of equity securities as well as the exercise of stock options and/or warrants, all of which may cause dilution to our stockholders. We may also be able to borrow funds from related and/or third parties.

Contractual obligations for future payments under existing debt and lease commitments at December 31, 2004, were as follows:

Contractual                        Less than                           More than
Obligation              Total      one year    1-3 years    3-5 years  5 years
-------------        -----------  -----------  -----------  ---------  ---------

Notes payable (1)    $11,402,602  $11,402,602
Convertible
  promissory
  notes (2)            1,774,064    1,774,064
Long-term debt (3)     4,558,279    1,352,623  $ 3,205,656
Operating lease
   obligations           169,787       85,539       84,248
                     -----------  -----------  -----------  ---------  ---------
Total                $17,904,732  $14,614,828  $ 3,289,904
                     ===========  ===========  ===========  =========  =========

(1) Notes are unsecured, mature various dates through December 2005, renewable, subject to repayment with 90-day notice from noteholder.

(2) Convertible promissory notes excludes the reduction of $1,588,729 to the carrying value of the notes for the beneficial conversion feature (Note 6) associated with the notes that are included in the Company's balance sheet as of December 31, 2004.

(3) Long-term debt excludes discounts on certain notes payable of $368,833 that are included in the Company's balance sheet as of December 31, 2004.

(b)  Results of operations.

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

We believe that the following are some of the more critical accounting policies that currently affect our financial condition and results of operations:

   1) accounts and notes receivable;
   2) returned checks;
   3) stock based compensation;
   4) litigation;
   5) income taxes, deferred taxes;
   6) goodwill and other intangible assets; and,
   7) revenue recognition

RECEIVABLES

ACCOUNTS RECEIVABLE

Accounts receivable arise primarily from fees from credit card and ATM advances provided at casino locations. Concentrations of credit risk related to the fees from credit card and ATM advances are limited to the credit card and ATM processors who remit to the Company our share of fees earned. The Company believes these processors are financially stable and no significant credit risk exists with respect to accounts receivable arising from the fees for ATM and credit card advances. The allowance for doubtful accounts was $65,000 at December 31, 2004. No allowance was considered necessary on these receivables at December 31, 2003.

NOTES RECEIVABLE

The Company has made advances to various third parties, as well as officers, affiliates and employees of the Company under various loan agreements. The advances made to officers ("Officer's Loans") were made prior to the acquisition of Chex by Equitex in December 2001. The Officer's Loans have a face value of approximately $1,971,000 as of December 31, 2004, that is collateralized by Equitex common stock, including registered and unregistered shares. The Company's allowance for doubtful notes receivable is adjusted based on the value of the underlying collateral. Due to the level of risk associated with this common stock, it is reasonably possible that change in the value of the common stock will occur in the near term and that such changes could materially affect the value of the collateral underlying the notes. After all attempts to collect a note receivable have failed, the note receivable is written-off against the allowance. Based on management's evaluation of repayment intentions, $485,936 of this amount has been presented as a reduction in stockholders' equity at December 31, 2004. The allowance for doubtful notes receivable was $1,515,800 and $1,053,300 as of December 31, 2004 and 2003, respectively.

RETURNED CHECKS

We charge operations for potential losses on returned checks in the period such checks are returned, since ultimate collection of these items are uncertain. Recoveries on returned checks are credited in the period when the recovery is received.

In September 2003, Chex cashed checks totaling $606,316 from one customer that was returned for insufficient funds. In March 2004, Chex received a non-interest bearing, promissory note (see Note 3 to the consolidated financial statements included in this report). Based on an imputed interest rate of 12%, a discount of $256,316 was charged to operating expense in 2003. Based on management's evaluation of the collectibilty of this note, during the fourth quarter of 2004 an allowance of $236,500 was recorded against this note. We believe the remaining carrying value of $100,000 is collectible based upon collateral pledged in connection with the note.

STOCK BASED COMPENSATION

Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock Based Compensation, defines fair value-based method of accounting for stock-based employee compensation plans and transaction in which an entity issued its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to account for employee stock-based compensation plans using the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting form Stock Issued to Employees, and related interpretations. Accordingly, employee compensation cost for stock is measured as the excess, if any, of the estimated fair value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. In December 2004, the FASB issued SFAS No. 123(R) Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Management is evaluating the provisions of this standard. Depending upon the number and terms of options that may be granted in future periods, the implementation of this standard could have a material impact on the Company's financial position and results of operations.

LITIGATION

We are currently involved in certain legal proceedings, as described in Note 7 to the consolidated financial statements included in this report.

INCOME TAXES, DEFERRED TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements, and a deferred income tax liability or asset is recognized for temporary differences between our financial statements and tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

The operations of the Company for periods subsequent to the acquisition of the Company by Equitex and through August 2004, at which time Equitex's ownership interest fell below 80% are included in consolidated federal income tax returns filed by Equitex. However, for financial reporting purposes, the Company's provision for income taxes has been computed on the basis that the Company files a separate income tax return. For periods subsequent to the Equitex acquisition, the Company did not make any federal tax payments. Rather, calculated federal tax liabilities owed by the Company were recorded as a contribution of capital from Equitex through December 31, 2003.

During the quarter ended June 30, 2004 management assessed the realization of its deferred tax assets. Based on this assessment it was determined to be more likely than not that the Company's deferred tax assets will not be realizable, and the Company determined that a valuation allowance was required. Accordingly, the Company's valuation allowance was increased by $473,000, which resulted in an increase to the provision for income taxes of the same amount.

ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

We have significant intangible assets on our balance sheet that include goodwill and other intangibles related to acquisitions. The valuation and classification of these assets and the assignment of useful amortization lives involves significant judgments and the use of estimates. The testing of these intangibles under established account guidelines for impairment also requires significant use of judgment and assumptions. Our assets are tested and reviewed for impairment on an ongoing basis under the established accounting guidelines. Changes in business conditions could potentially require future adjustments to asset valuations.

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

We evaluate long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review of recoverability, we estimate future cash flows expected to result from the use of the asset and its eventual disposition. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management's subjective judgments. The time periods for estimating future cash flows is often lengthy, which increases the sensitivity to assumptions made. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. We consider the likelihood of possible outcomes in determining the best estimate of future cash flows. At December 31, 2004, based on tests performed, management believes no impairment has occurred.

REVENUE RECOGNITION

Revenue is recognized from financial services at the time the service is provided. Revenues are derived from check cashing fees, credit and debit card advance fees and ATM surcharge and transaction fees.

In general, check cashing fees are comprised of a fee based upon a percentage of the face amount of total checks cashed, and is recognized at the point a transaction is generated by the casino cage.

Credit and debit card advance fees are comprised of the fee charged to patrons for credit and debit card cash advances and is recognized at the point a transaction is generated by the casino cage for the patron's transaction or cash is dispensed from an ATM.

ATM surcharge and transaction fees are comprised of upfront patron transaction fees or surcharges assessed at the time the transaction is initiated and a percentage of interchange fees paid by the patron's issuing bank. These issuing banks share the interchange revenue with the Company. Upfront patron transaction fees are recognized when a transaction is initiated, and interchange revenue is recognized on a monthly basis based on the total transactions occurring during the month.

RESULTS OF OPERATIONS

RESULTS OF CONTINUING OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2004 VS. DECEMBER 31, 2003

REVENUES

Consolidated revenues for the year ended December 31, 2004 were $15,233,735 compared to revenues of $18,100,788 for the year ended December 31, 2003.

In January 2004, Chex was advised that 5 existing casino locations were terminating the agreements for Chex to provide its services. These locations accounted for $4,089,557 in revenues for the year ended December 31, 2003. Accordingly, Chex experienced a decline in 2004 revenues due to the loss of these contracts and the absence until the third quarter of 2004, of any significant new contracts to replace the revenues lost. In the third quarter, Chex entered into new contracts resulting in approximately $778,000 of revenues for 2004. Management estimates that these new contracts will provide approximately $2,200,000 of revenues during fiscal year 2005.

Chex recognizes revenue at the time certain financial services are performed. Revenues are derived from check cashing fees, credit and debit card advance fees, and automated teller machine ("ATM") surcharge and transaction fees. Chex revenues were comprised of:

                                       2004                                    2003
                      --------------------------------------   --------------------------------------
                        Number of     Dollars       Earned      Number of     Dollars       Earned
                      Transactions    Handled      Revenues    Transactions   Handled      Revenues
                      -----------  ------------  -----------   -----------  ------------  -----------
Personal checks           674,195  $125,011,732  $ 6,361,227       796,594  $157,086,984  $ 8,027,449
"Other" checks            261,662    88,555,373      822,140       373,869   149,762,190    1,061,680
Credit cards              219,354    76,272,507    3,544,278       368,922   125,955,019    4,819,287
Debit cards                36,442    11,201,804      174,592        65,141    23,785,520      451,503
ATM transactions        2,008,275   176,176,451    3,807,382     3,620,947   353,699,208    3,178,163
NSF Collection
  Fees                          -             -      413,142             -             -      510,375
Other                           -             -      110,974             -             -       52,331
                      -----------  ------------  -----------   -----------  ------------  -----------
                        3,199,928  $477,217,867  $15,233,735     5,225,473  $810,288,921  $18,100,788
                      ===========  ============  ===========   ===========  ============  ===========

In July 2004, Chex began to use its own proprietary credit and debit cash advance platform to process cash advance transactions. Chex anticipates that by April 2005 all of its customers will be utilizing the proprietary product. Management expects that this will have the effect of increasing revenues since Chex will receive the full fee as revenue as opposed to being paid only a percentage of the surcharge as commission.

LOCATION EXPENSES

Chex location expenses were $11,291,510 for the year ended December 31, 2004 compared to $12,710,236 for the year ended December 31, 2003. Chex location expenses were comprised as follows:

                                                  2004             2003
                                            --------------    -------------

Fees to casinos                             $    5,312,522    $   6,300,398
Salaries and related costs                       3,098,663        4,102,398
Processing fees                                    838,292          210,351
Returned checks, net of collections                623,871          495,500
General operating expenses                       1,418,162        1,601,589
                                            --------------    -------------

                                            $   11,291,510    $  12,710,236
                                            ==============    =============

Fees to casinos are comprised of compensation paid to the casino pursuant to the terms of each financial services agreement that the company has entered into with the respective establishment. At locations where Chex provides check-cashing services, Chex pays the location operator a commission based upon the monthly amount of checks cashed or a fixed percentage of the net income from operations at that location. Chex passes on an agreed upon percentage of the surcharge commissions to the locations where ATM's are utilized. At the locations at which Chex uses third party vendors to provide credit/debit card advance services, it pays the operator a commission for each completed transaction. For the locations where Chex's proprietary product is used, Chex pays a fee to the casino based on the fees it receives from processing the transaction. For these transactions, Chex also has a cost of processing the transaction. Chex began installing their proprietary product in July 2004. As Chex continues to expand its proprietary product processing costs will increase, as Chex must now process the transaction.

Chex employs personnel at the locations where it provides check cashing services. Due to terminated locations, which had salaries and related costs of approximately $760,000 in 2003, Chex had reduced staffing needs in 2004.

Chex generally records a returned check expense for potential losses in the period such checks are returned.

General location operating expenses include bank charges, depreciation, communications, insurance licensing, collections, and travel and entertainment. For the year ended December 31, 2004, these expenses decreased compared to the year ended December 31, 2003 primarily as a result of the terminated locations, which accounted for approximately $213,000 of costs in 2003.

CORPORATE OPERATING EXPENSES

Corporate expenses for the year ended December 31, 2004, were $6,752,919 compared to $4,605,327 for the year ended December 31, 2003. The expenses were comprised of the following:

                                                 2004              2003
                                            --------------    -------------

Salaries and related costs                  $    2,168,770    $   1,825,031
Accounting, legal and consulting                   877,236          173,180
Travel and entertainment                           495,417          318,206
Advertising                                        220,059          365,172
Allocated expenses from Equitex                    91,000           303,000
Depreciation and amortization                    1,248,229          941,144
Provision for (recovery of) losses                 462,500         (157,800)
Other                                              937,708          581,078
Stock-based compensation                           252,000
Discount on note receivable                                         256,316
                                            --------------    -------------
                                            $    6,752,919    $   4,605,327
                                            ==============    =============

Corporate operating expenses include Chex's Minneapolis administrative office, which supports the 48 operating locations and also include for the year ended December 31, 2004 those expenses associated with the opening of the FastFunds International, Inc. London and Chicago offices.

Salaries and related costs increased in 2004 period compared to 2003 period as a result of the hiring of the Company's Chief Executive Officer, as well as the corporate staffing of FastFunds International, Inc. London office. The expenses included in 2004 for the above items were approximately $89,000 and $167,000, respectively.

Accounting, legal and consulting expenses increased by $704,056 during the year ended December 31, 2004 compared to the year ended December 31, 2003. Accounting fees increased by approximately $124,000 as additional expenses were incurred in 2004 compared to 2003 as a result of the Merger, upon which FastFunds became a public reporting company. Legal fees increased by approximately $248,000 for the year ended December 31, 2004 primarily as a result of costs related to the Merger, compliance costs of being a public reporting company, as well as legal costs associated with lawsuits. Consulting fees were approximately $335,000 for the year ended December 31, 2004. FastFunds International hired marketing and sales consultants to assist the Company in entering the store-valued card international market in the gaming and retail industries. In addition, we have consulting agreements with a financial advisor and individuals who provide SEC consulting services to the Company.

Travel and entertainment increased for the year ended December 31, 2004 compared to December 31, 2003 as a result of the increased costs of travel associated with employees of FastFunds and FastFunds International, and consultants.

Prior to July 1, 2004 Equitex was incurring certain general and administrative expenses on behalf of Chex that were allocated by Equitex to Chex. Beginning July 1, 2004, Chex and FastFunds began incurring these expenses on their own behalf, and accordingly, there is no longer an allocation from Equitex.

Depreciation and amortization increased in 2004 compared to 2003 primarily as a result of increased depreciation as a result of additional fixed assets, as well as the amortization of deferred loan costs.

For the year ended December 31, 2004 the valuation allowance on the note receivable from the estate of a deceased officer was increased by $226,000 compared to a decrease of the allowance of $157,800 for the year ended December 31, 2003. Shares of Equitex common stock collateralize the note and the allowance is adjusted accordingly based on the value of the underlying collateral. Additionally, the Company recorded a valuation allowance of $236,500 on a note receivable from a customer in the fourth quarter of 2004.

Other costs included in corporate operating expenses increased by $356,630 for the year ended December 31, 2004 compared to December 31, 2003. The primary reason for the increase was the indemnification fee of $100,000 associated with the June 7, 2004 Merger. Other increases were the additional rent and occupancy costs of approximately $78,000 for the London and Chicago offices, as well as other office expenses such as, telecommunication and supplies.

The stock based compensation expense recorded in 2004 was a result of Equitex distributing to Chex employees 280,000 of the 800,000 warrants to purchase Company common stock at $0.10 per share it had received in the Merger. The warrants were determined to have a fair value of $1.00 on the distribution date.

In September 2003, checks totaling $606,316 from one customer were cashed by Chex and were returned for insufficient funds. In March 2004, the company received a non-interest bearing promissory note from this customer. Based on an imputed interest rate of 12%, a discount of $256,316 was applied to this note, which was charged to operating expense during the fourth quarter of 2003. As described above, the Company recorded a valuation allowance of $236,500 on this note in the fourth quarter of 2004. The Company believes the remaining balance of $100,000 is collectible, based on collateral pledged in connection with the note.

OTHER INCOME (EXPENSE)

Other expense, net for the year ended December 31, 2004 was $1,455,411 compared to $1,103,215 for the year ended December 31, 2003. Interest expense for the year ended December 31, 2004 was $1,910,974 compared to $1,324,749 for the year ended December 31, 2003. The primary reasons for the increase was interest expense of approximately $245,000 related to the $5,000,000 note payable issued in March 2004 and approximately $373,000 expensed as interest related to the beneficial conversion features on convertible promissory notes. Interest income increased to $455,563 for the year ended December 31, 2004, from $221,534 for the year ended December 31, 2003. The increase was due primarily to the interest income of $96,111 recorded on the $2.0 million iGames Note, and the higher note and advances receivable from Equitex resulting in additional interest income.

INCOME TAX EXPENSES

Income tax expense for the year ended December 31, 2004 was $521,889 compared to $187,000 for the year ended December 31, 2003. The primary reason for this increase was because during the quarter ended June 30, 2004, management assessed the realization of its recorded deferred tax assets. Based on this assessment, management concluded, that it was more likely than not that existing deferred tax assets would not be realizable, and determined a valuation allowance was required for recorded deferred tax assets. Accordingly, the Company's valuation allowance was increased by $473,000 during the second quarter of 2004, which resulted in an increase to the provision for income taxes of the same amount.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003 VS. DECEMBER 31, 2002

REVENUES

Consolidated revenues for the year ended December 31, 2003 were $18,100,788 compared to revenues of $19,580,399 for the year ended December 31, 2002.

Chex recognizes revenue at the time certain financial services are performed. Revenues are derived from check cashing fees, credit and debit card advance fees, and automated teller machine ("ATM") surcharge and transaction fees. Chex revenues were comprised of:

                                       2004                                    2003
                      --------------------------------------   --------------------------------------
                        Number of     Dollars       Earned      Number of     Dollars       Earned
                      Transactions    Handled      Revenues    Transactions   Handled      Revenues
                      -----------  ------------  -----------   -----------  ------------  -----------
Personal checks           796,594  $157,086,984  $ 8,027,449     1,334,375  $167,831,673  $ 8,782,513
"Other" checks            373,869   149,762,190    1,061,680           (A)   154,146,088    1,178,106
Credit cards              368,922   125,955,019    4,819,287       418,947   149,367,510    5,210,635
Debit cards                65,141    23,785,520      451,503        62,316    25,092,053      279,589
ATM transactions        3,620,947   353,699,208    3,178,163     3,385,536   332,525,867    3,453,572
NSF Collection
  Fees                          -             -      510,375             -             -      465,820
Other                           -             -       52,331             -             -      210,164
                      -----------  ------------  -----------   -----------  ------------  -----------
                        5,225,473  $810,288,921  $18,100,788     5,201,174  $828,963,191  $19,580,399
                      ===========  ============  ===========   ===========  ============  ===========

(A) For the year ended December 31, 2002, "other" checks, number of transactions are included with personal checks.

Revenues decreased by approximately $1,480,000 for the year ended December 31, 2003 compared to the year ended December 31, 2002. The reason for the decline in revenues was attributable to contracts that expired during 2002 and 2003 that were not renewed that accounted for approximately $3,960,000 of 2002 revenues. This decline was partially offset by new contracts received by Chex during 2002 and 2003 that accounted for approximately $2,391,000 in revenues in 2003 compared to approximately $1,200,000 in revenues in 2002, representing an increase of $1,191,000 for the year ended December 31, 2003. Additionally, revenues from contracts that were in force for two full years ended December 31, 2003 increased by approximately $1,200,000 for the year ended December 31, 2003 compared to December 31, 2002.

In January 2004, Chex was advised that 5 existing casino locations were terminating the agreements for Chex to provide its services. These locations accounted for $4,089,557 and $3,486,707 in revenues for the years ended December 31, 2003 and 2002, respectively.

LOCATION EXPENSES

Operating expenses were $12,710,236 for the year ended December 31, 2003 compared to $13,693,078 for the year ended December 31, 2002. Chex expenses were comprised as follows:

                                                2003               2002
                                            --------------    -------------

Fees to casinos                             $    6,300,398    $   6,189,730
Salaries and related costs                       4,102,398        4,543,489
Returned checks, net of collections                495,500          848,414
Processing fees                                    210,351          236,494
General operating expenses                       1,601,589        1,874,951
                                            --------------    -------------
                                            $   12,710,236    $  13,693,078
                                            ==============    =============

Chex pays a fee to casinos as compensation pursuant to the terms of each financial services agreement that the company has entered into with the respective establishment. At locations where Chex provides check-cashing services, Chex pays the location operator a commission based upon the monthly amount of checks cashed, or a fixed percentage of the net income from operations at that location. Chex passes on an agreed upon percentage of the surcharge commissions to the locations where ATM's are utilized. At all of the locations at which Chex provides credit/debit card advance services, it pays the operator a commission for each completed transaction.

Chex employs personnel at the locations where it provides check cashing services. For the year ended December 31, 2003 location salaries and related costs were $4,102,398 compared to $4,543,489 for the year ended December 31, 2002. The decrease is due to reduced location staffing needs.

CORPORATE OPERATING EXPENSES

                                                 2003              2002
                                            --------------    -------------

Salaries and benefits                       $    1,825,031    $   1,381,485
Discount on note receivable                       256,316
Accounting, legal and consulting                   173,180          276,410
Travel and entertainment                           318,206          118,663
Advertising                                        365,172          203,375
Allocated expenses from Equitex                    303,000
Depreciation and amortization                      941,144        1,010,607
Provision for (recovery of) losses               (157,800)           61,100
Other                                              581,078          582,827
                                            --------------    -------------
                                            $    4,605,327    $   3,634,467
                                            ==============    =============

Chex generally records a returned check expense for potential losses in the period such checks are returned. In September 2003, checks totaling $606,316 from one customer were cashed by Chex and were returned for insufficient funds. In March 2004, the company received a non-interest bearing promissory note from this customer. Based on an imputed interest rate of 12%, a discount of $256,316 was applied to this note, which was charged to operating expense during the fourth quarter of 2003.

For the year ended December 31, 2003 the valuation allowance on the note receivable from the estate of a deceased officer of Chex was decreased by $157,800 compared to an increase in the allowance of $61,100 for the year ended December 31, 2002. Shares of Equitex common stock collateralize the note and the allowance is adjusted accordingly based on the value of the underlying stock.

OTHER INCOME AND EXPENSES

For the year ended December 31, 2003, other expenses were $1,103,215 compared to $1,411,389 for the year ended December 31, 2002. Interest expense for the year ended December 31, 2003 was $1,324,749 compared to $1,529,438 for the year ended December 31, 2002. The primary reason for the decrease was the lower balances in 2003 compared to 2002 of notes payable. Interest income increased to $221,534 for the year ended December 31, 2003 from $118,049 for the year ended December 31, 2002. The increase was due primarily to additional interest income on the higher note and advances receivable from Equitex.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(R) SHARE-BASED PAYMENT, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Management is evaluating the provisions of this standard. Depending upon the number and terms of options that may be granted in future periods, the implementation of this standard could have a material impact on the Company's financial position and results of operations.

In December 2003, the FASB issued Interpretation No. 46R ("FIN 46R"), a revision to SFAS Interpretation No. 46 ("FIN 46"), CONSOLIDATION OF VARIABLE INTEREST ENTITIES. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN 46R also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. FIN 46R became effective for variable interest entities or potential variable interest entities for periods ending after December 15, 2003 and became effective for all other types of entities by the beginning of the first annual reporting period beginning after March 15, 2004. The adoption of FIN 46R did not have an impact on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). Mandatorily redeemable instruments (i.e., instruments issued in the form of shares that unconditionally obligate the issuer to redeem the shares for cash or by transferring other assets) are to be reported as liabilities by their issuers. This statement does not affect the classification or measurement of convertible bonds, puttable stock, or other outstanding shares that are conditionally redeemable. The provisions of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, except for those provisions relating to mandatorily redeemable non-controlling interests, which have been deferred. The adoption of SFAS No. 150 did not have a material impact on the financial position or results of operations of the Company. If the deferred provisions of SFAS No. 150 are finalized in their current form, management does not expect adoption to have a material effect of the financial position or results of operations of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and a decline in the stock market. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company has limited exposure to market risks related to changes in interest rates. The Company does not currently invest in equity instruments of public or private companies for business or strategic purposes.

The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed relate to interest rates on debt. The Company has both fixed and variable rate debt. Chex has $17,904,731 (before certain discounts on notes) of debt outstanding as of December 31, 2004, of which $11,402,602 has been borrowed at fixed rates ranging from 9% to 15%. This fixed rate debt is subject to renewal quarterly or annually and is payable upon demand with 90 days written notice by the debt holder. Additionally, $4,358,279, $1,774,064, and $200,000 of the total debt at December 31, 2004 have fixed rates of 7%, 9.5% and 5%, respectively. Chex also has $169,786 of obligations under capital leases with fixed rates ranging from 6.5% to 7% at December 31, 2004.

As most of the Company's average outstanding indebtedness is renewed annually and carries a fixed rate of interest, a change in interest rates is not expected to have a material impact on the consolidated financial position, results of operations or cash flows of the Company during the year ending December 31, 2005.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements are listed under Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On July 7, 2004, our Board of Directors appointed the registered independent public accounting firm of GHP Horwath, P.C. (formerly Gelfond Hochstadt Pangburn, P.C.) as the Company's independent auditors for the fiscal year ending December 31, 2004. Mantyla McReynolds, the Company's prior independent auditing firm was dismissed effective June 7, 2004 and notified of their dismissal on July 9, 2004.

During the two most recent fiscal years ended December 31, 2003 and 2002, and interim periods subsequent to December 31, 2003, there have been no disagreements with Mantyla McReynolds on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events.

Mantyla McReynolds' reports on the financial statements for the years ended December 31, 2003 and 2002 contained a going concern emphasis paragraph, describing substantial doubt about SVI's ability to continue as a going concern. With the exception of the foregoing, the report of Mantyla McReynolds contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the two most recent fiscal years through July 7, 2004, the Company has not consulted with GHP Horwath, P.C. regarding either (i) the application of accounting principles to a specific completed or contemplated transaction; or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a) (1) (iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a) (1) (v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

The Company carried out an evaluation, with the participation of our chief executive and chief financial officers, of the effectiveness, as of a date within 90 days prior to the filing of this annual report, of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934). Based upon that evaluation, made at the end of the period, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission, and that there has been no significant change in such internal controls, or other factors which could significantly affect such controls including any corrective actions with regard to significant deficiencies or material weaknesses, since our evaluation. Nevertheless, due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. The Company periodically assesses the cost versus benefit of adding the resources that would remedy or mitigate this situation, and currently does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the Company's operations.

ITEM 9B  OTHER INFORMATION

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

(a)(b)(c) Identification of directors, executive officers and certain significant persons

                                                           Length of
     Name             Age      Offices Held                service
------------------    ---      -----------------------     -------------------
Henry Fong             69      Chairman                    Since June 2004
                               Chief Executive Officer     June 2004

John McMahon           42      Director                    Since November 2004

Thomas B. Olson        39      Secretary                   Since June 2004

James Welbourn         55      Director and President      Since June 2004

Aaron A. Grunfeld      58      Director                    Since June 2004

Graham Newall          49      Chief Executive Officer     Since July 2004

Ijaz Anwar             34      Chief Financial Officer     Since June 2004
                               Chief Operating Officer     Since July 2004

Our directors hold office until the next annual meeting of the stockholders and until their respective successors have been elected and qualified. Officers are appointed by our Board of Directors and hold office until their successors are duly elected and qualified.

No arrangement exists between any of the above officers and directors pursuant to which any one of those persons was elected or appointed to such office or position.

(d) Family relationships.

Not applicable.

(e) Business experience.

HENRY FONG
Mr. Fong became the Company's chairman and chief executive officer upon the effectiveness of the Merger. In July 2004, Mr. Graham Newall was hired as the chief executive officer. Mr. Fong has served in a variety of roles for other public corporations. Mr. Fong has been the president, treasurer and a director of Equitex since its inception. Mr. Fong has been president and a director of Equitex 2000, Inc. since its inception in 2001. Mr. Fong has been President and a Director of Torpedo Sports USA, Inc. since March 2002. Torpedo Sports USA, Inc. is a publicly traded manufacturer and distributor of recreational equipment. From December 2000 to January 2002, Mr. Fong was a director of Popmail.com, Inc., a publicly traded Internet marketing company. From January 1993 to January 20, 1999, Mr. Fong was chairman of the board and chief executive officer of California Pro Sports, Inc., a publicly traded manufacturer and distributor of in-line skates, hockey equipment and related accessories. From 1959 to 1982 Mr. Fong served in various accounting, finance and budgeting positions with the Department of the Air Force. During the period from 1972 to 1981 he was assigned to senior supervisory positions at the Department of the Air Force headquarters in the Pentagon. In 1978, he was selected to participate in the Federal Executive Development Program and in 1981, he was appointed to the Senior Executive Service. In 1970 and 1971, he attended the Woodrow Wilson School, Princeton University and was a Princeton Fellow in Public Affairs. Mr. Fong received the Air Force Meritorious Civilian Service Award in 1982. Mr. Fong has passed the uniform certified public accountant exam. In March 1994, Mr. Fong was one of twelve CEOs selected as Silver Award winners in FINANCIAL WORLD magazine's corporate American "Dream Team."

THOMAS B. OLSON
Mr. Olson became the Company's secretary upon the effectiveness of the Merger. Mr. Olson also serves as secretary of Equitex since January 1988 and has been a director of Chex since May 2002. Since March 2002, Mr. Olson has been the secretary of Torpedo Sports USA, Inc., a publicly traded manufacturer and distributor of recreational equipment. Mr. Olson has been Secretary of Equitex 2000, Inc. since its inception in 2001. From August 2002 to July 2004, Mr. Olson was the secretary of El Capitan Precious Metals, Inc., a publicly traded company with ownership interest in a mining property. From February 1990 to February 2000, Mr. Olson was a director, and from May 1994 to February 2000 secretary, of Immune Response, Inc. a publicly held investee of Equitex which merged with Opticon Medical, Inc., in February 2000. Mr. Olson has attended Arizona State University and the University of Colorado at Denver.

AARON A. GRUNFELD
Mr. Grunfeld became a director of the Company's upon the effectiveness of the Merger. Mr. Grunfeld is also a director of Equitex since November 1991. Mr. Grunfeld has been a director of Equitex 2000, Inc. since its inception in 2001. Mr. Grunfeld has been engaged in the practice of law since 1971 and has been of counsel to the firm of Resch Polster Alpert & Berger, LLP, Los Angeles, California since November 1995. From April 1990 to November 1995, Mr. Grunfeld was a member of the firm of Spensley Horn Jubas & Lubitz, Los Angeles, California. Mr. Grunfeld received an A.B. in Political Science from UCLA in 1968 and a J.D. from Columbia University in 1971. He is a member of the California Bar Association.

JOHN MCMAHON
Mr. McMahon became a director of the Company's in November 2004. Our business advisor, pursuant to the provision of certain convertible promissory notes, nominated Mr. McMahon. Since January 1998, Mr. McMahon has been the president and chief financial officer of Emerald Ventures, Inc., a private investment holding company. In June 1999, Mr. McMahon was appointed senior Vice President, Chief Financial Officer and Treasurer of Emerald Casino, Inc. ("Emerald"), an owner of a license to operate a riverboat casino in the state of Illinois. In January 2001, the Illinois Gaming Board issued an initial decision, based upon preliminary findings, to revoke Emerald's license. Emerald denied the allegations upon which the initial decision was based and appealed the decision.

Subsequently certain creditors filed an involuntary Chapter 7 bankruptcy petition against Emerald, which was converted by Emerald to a voluntary Chapter 11 case. Mr. McMahon served as Senior Vice President, Chief Financial Officer and Treasurer of Blue Chip Casino, Inc. from July 1996 until November 1999, when Blue Chip was sold to Boyd Gaming Corporation. From June 1995 until July 1996, he was Vice President of Flynn Enterprises, Inc., a venture capital, hedging and consulting firm. From October 1994 to June 1995 Mr. McMahon was responsible for treasury operations for Discovery Zone, Inc. a publicly traded company in the business of developing and franchising indoor children's playgrounds. For more than five years prior thereto, Mr. McMahon held a variety of increasingly responsible Corporate Finance positions for Waste Management, Inc. a publicly traded global waste services company.

GRAHAM NEWALL
Mr. Newall was appointed Chief Executive of FastFunds Financial Corporation in July 2004. In 2001 Mr. Newall founded Pay2 Ltd, designing and developing a payment system based upon a Visa or MasterCard stored value card linked to an e-wallet or a bank account. From August 2001 through May 2004, Mr. Newall was the Chief Executive Officer of PayGard, Inc., a private financial services provider operating the Pay2 payment system. Mr. Newall began his career in banking in 1978 with Australian Investment Bank Capel Court Corporation. During the early eighties Graham specialized in Financial Futures at Bankers Trust Australia and became a director of the Investment Banking arm of National Royal Bank from 1986 through 1990. In May 1990 Mr. Newall led a team to found BZW Australia Futures and in 1991 became the chief executive officer and Global Head of BZW Futures a division of Barclay's Bank PLC.In early 1998, Mr. Newall joined Bank Austria Creditanstalt Futures as managing director and developed a technology driven trading platform clearing futures and options over the Internet. Mr. Newall joined Earthport PLC in March 1999 and was the principal conceptual architect of the Earthport payment system. Mr. Newall was a founding director of the re-structured London Clearing House and a director of the Futures Industry Association in Washington DC. Mr Newall has an MBA from the University of Surrey.

JAMES P. WELBOURN
Mr. Welbourn became a director and president of the Company upon effectiveness of the Merger. Mr. Welbourn is a founder of Chex and was the president and chief executive officer of Chex since it's inception in 1992 through January 31, 2005. He also serves as chairman of the Chex board of directors. Mr. Welbourn also serves on the board of directors of Denaris, Inc., a subsidiary of Equitex, whose primary business is developing private network and specialty use programs for "Stored Value Cards" and on the board of directors of Paymaster Jamaica, a Kingston, Jamaica company that provides bill pay and other products and service throughout the island. Mr. Welbourn graduated from Marquette University with a degree in Education and earned his MBA degree from George Williams College. Mr. Welbourn has been selected as an honored professional of the National Directory of Who's Who in Executive and Professionals from 1996 through 2002 and was appointed to the Business Advisory Council in 2001 and the Presidents Business Commission in 2002.

IJAZ ANWAR
Mr. Anwar became the chief financial officer of the Company upon the effectiveness of the Merger. In July 2004, Mr. Anwar also became the chief operating officer of the Company. Mr. Anwar has been employed by Chex Services since January 2001 in various capacities, most recently as its chief financial officer and chief operating officer. Mr. Anwar combines over twelve years of management experience with his background in accounting and finance. Recently, Mr. Anwar has participated in a number of merger and acquisition transactions, where he has evaluated economic and investment strategies. He has held various management positions within the entertainment industry and has also overseen a multi-million dollar finance operation for an international hotel chain. Mr. Anwar received his Bachelor of Science degree from the University of Houston and completed his coursework in accounting from the university's Department of

Accounting and Taxation. He has passed the Certified Public Accountants Exam and is a member of the American Institute of Certified Public Accountants (AICPA), as well as the Minnesota Society of Certified Public Accountants.

(f) Involvement in certain legal proceedings.

Not applicable.

(g) Promoters and control persons.

Not applicable.

(h) Audit committee financial expert.

(i) Identification of the audit committee

The Company does not currently have an audit committee of the board of directors, as currently the entire board of directors serves in that function. While certain individuals on the Board of Directors may have the necessary attributes of a financial expert to serve as the Financial Expert on an audit committee, the Company has not yet formed a formal audit committee.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater-than-10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of the copies of such forms furnished to us during 2004 and written representations from the executive officers, directors and greater-than-10% beneficial owners of our common stock, the following table shows the transactions for 2004 that were not in compliance.

                    Description of          Required Filing      Actual Filing
Name of Filer           Transaction                Date             Date
--------------    ----------------------    ------------------   --------------

Graham Newall     Initial filing on Form 3    August 3, 2004      Not filed
John McMahon      Initial filing on Form 3   November 29, 2004    Not filed

CODE OF ETHICS

We have adopted a Code of Ethics for our senior financial management, which includes our chief executive officer and chief financial officer as principal executive and accounting officers, that has been filed as an exhibit to this report.

ITEM 11.      EXECUTIVE COMPENSATION.

(a) Mr. Graham Newall became our chief executive officer in July 2004. Mr. Newall receives an annual salary of $175,000. During 2004 Mr. Newall received compensation of $87,500.

     Mr. Jim Welbourn has been the president of Chex since 1992. Pursuant to an employment agreement that expired in January 2005, Mr. Welbourn received base compensation of $166,418, $172,720 and $161,394 for the years ended December 31, 2004, 2003 and 2002, respectively. Mr. Welbourn was also paid a bonus of $200,000 and $34,000 for the years ended December 31, 2003 and

     2002, respectively. Additionally, Mr. Welbourn received a commission for the years ended December 31, 2004, 2003 and 2002 of $33,205, $29,746 and
     $24,537, respectively.

     Mr. Ijaz Anwar became the chief financial officer of FastFunds in June and became the chief operating officer of FastFunds in July 2004. Since September 2002, Mr. Anwar has been the chief financial officer and treasurer of Chex and from March 2002 through August 2002 Mr. Anwar was the controller of Chex. Mr. Anwar has an employment agreement with Chex through February 2006.

     Mr. Henry Fong became the Company's chairman upon the effectiveness of the Merger. Mr. Fong has not received any compensation from the Company.

(b) Summary compensation table.

The following table sets forth information regarding compensation paid to our officers during the years ended December 31, 2004, 2003 and 2002:

                           SUMMARY COMPENSATION TABLE

                                        Annual Compensation           Long-Term
Name and                                               Other Annual  Compensation   All Other
Principal Position          Year    Salary    Bonus    Compensation  Options/SARs  Compensation
------------------         ------  --------  --------  ------------  ------------  ------------
Graham Newall,              2004   $ 87,500  $         $             $
Chief Executive Officer

James P. Welbourn (1)       2004    166,418                  41,605                $      7,987
President                   2003    172,720   200,000        38,308                       7,908
                            2002    161,394    34,000        31,389

Ijaz Anwar (2)              2004    119,011                   8,400                       4,760
Chief Financial Officer     2003    117,346                   8,561                       4,628
                            2002     77,745    24,500         7,431


(1) Mr. Welbourn's other annual compensation is comprised of earned commissions of $33,205, $29,746 and $24,537 for the years ended December 31, 2004, 2003 and 2002, respectively, and an automobile allowance of $8,400, $8,562 and $6,852 for the years ended December 31, 2004, 2003 and 2002, respectively. Mr. Welbourn's other compensation of $7,987 and $7,908 is a result of employer 401(k) match for the years ended December 31, 2004 and 2003.

(2) Mr. Anwar's other annual compensation is comprised of auto allowances. Mr. Anwar's other compensation represents employer 401(k) match for the years ended December 31, 2004 and 2003, respectively.

(c)  Option/SAR grants table.

None granted.

(d) Aggregated Option/SAR exercises and fiscal year-end Option/SAR value table.

None granted.

(e) Long Term Incentive Plans -- awards in last fiscal year.

Not applicable.

(f) Defined benefit or actuarial plan disclosure.

Not applicable.

(g) Compensation of directors.

     (1) Currently, the Company pays no compensation to the members of its Board of Directors. Members of the Board of Directors receive reimbursement for expenses incurred in attending board meetings or for other services related to their responsibilities as board members.

(h) Employment contracts and termination of employment and change-in-control arrangements.

We have an employment agreement with our chief operating officer / chief financial officer through February 2006; whereby the Company would be responsible for the remaining term of the contract if he is terminated for other than an egregious act. We have no plan or arrangement with respect to any officer's of the Company, which will result from a change in control of the Company or a change in the individual's responsibilities following a change in control.

(i) Report on repricing of Options/SARs.

Not applicable.

(j) Additional information with respect to compensation committee interlocks and insider participation in compensation decisions

Not applicable.

(k) Board compensation committee report on executive compensation

We have no compensation committee of our board of directors. For the year ended December 31, 2004, our board of directors did not formally review executive compensation primarily because our president and chief financial and operating officer were performing under employment agreements executed prior to the Merger. Our board of directors, in the absence of a formal compensation committee, intends to review executive compensation during the year ended December 31, 2005.

(l) Performance graph

                                 12/31/2002    12/31/2003    12/31/2004
-----------------------------------------------------------------------
Nasdaq US                           100.00        149.51        162.71
Nasdaq Financial                    100.00        135.25        157.88
FastFunds Financial                 100.00         12.73        918.18

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)(b) Security Ownership of Certain Beneficial Owners and Security Ownership of Management.

The following table contains information at March 11, 2005, as to the beneficial ownership of shares of our common stock by each person who, to our knowledge at that date, was the beneficial owner of five percent or more of the outstanding shares of the class, each person who is a director or executive officer of us and all persons as a group who are executive officers and directors, and as to the percentage of outstanding shares so held by them at March 11, 2005.

                                                             Shares of       Shares of
                           Shares of        Shares of      Common Stock       Common                 Percentage
                            Common        Common Stock      Underlying         Stock                 of Common
Name and Address of       Stock Owned   Underlying           Preferred      Underlying               Stock Owned
Beneficial Owner              (1)          Options (1)       Stock (1)     Warrants (1)     Total        (4)
----------------         -------------  ---------------   ---------------  ------------ -----------  ------------
Equitex, Inc.            7,700,000      0                 0                160,000      7,860,000    74.2%
7315 E Peakview Ave
Englewood CO 80111

Henry Fong               7,700,000(2)   0                 0                320,000(2)   8,020,000    74.6%
7315 E Peakview Ave
Englewood CO 80111

Graham Newall            0              0                 0                0            0            0.0%
11100 Wayzata Blvd
Suite 111
Minnetonka MN 553050

Aaron A. Grunfeld        0              0                 0                35,000       35,000       0.3%
10390 Santa Monica Blvd
Fourth Floor
Los Angeles CA 90025

Ijaz Anwar               0              0                 0                70,000       70,000       0.7%
11100 Wayzata Blvd
Suite 111
Minnetonka MN 55305

John P. McMahon          0              0                 0                0            0            0.0%
11100 Wayzata Blvd
Suite 111
Minnetonka MN 55305

Thomas Olson             0              0                 0                25,000       25,000       0.2%
7315 E Peakview Ave
Englewood CO 80111

James Welbourn           2,700          0                 0                210,000      212,700      2.0%
500 Australian Ave S
Suite 625
West Palm Beach FL 33401

All officers and         7,702,700(3)   0                 0                660,000(3)   8,362,700    75.4%
directors as a group (seven persons)

(1)      The beneficial owners exercise sole voting and investment power.

(2)(3) Includes 7,700,000 shares and 160,000 shares underlying warrants owned by a corporation in which Mr. Fong is an officer and director. Mr. Fong disclaims beneficial ownership of the shares and shares underlying the warrants owned by Equitex.

(4) As of March 11, 2005, 10,428,627 shares of our common stock were outstanding.

(c)      Changes in control.

We are unaware of any arrangements that may, at a subsequent date, result in a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

WARRANT ISSUED TO EQUITEX IN CONNECTION WITH MERGER

In connection with the Merger, the Company issued a five-year warrant to Equitex for the purchase of an aggregate of 800,000 shares of Company common stock at a purchase price of $0.10 per share. Equitex has subsequently distributed 640,000 of these warrants to purchase common stock and owns 160,000 warrants to purchase common stock.

(a) Transactions with Management and Others.

In July 2004, FastFunds International, Inc. entered into a month-to-month lease for office space in Chicago, Illinois with a director of the Company as landlord under such lease.

(b) Certain business relationships.

Not applicable.

(c) Indebtedness of management.

One of the Company's directors has a note payable to the Company at December 31, 2004 in the amount of $485,936, and is presented as a reduction of stockholders' equity in the Company's balance sheet as of December 31, 2004.

(d) Transactions with promoters.

Not applicable.

                ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

GHP Horwath, P.C. served as our auditors for the year ended December 31, 2004. Mantyla McReynolds served as SVI's auditors for the year ended December 31, 2003.

AUDIT FEES

Fees billed and expected to be billed by GHP Horwath, P.C. for audit and review services related to the years ended December 31, 2004 and 2003 were approximately $115,000 and $89,000, respectively, which includes out-of-pocket costs incurred in connection with these services.

AUDIT-RELATED FEES

Fees billed by GHP Horwath, P.C. for audit-related services related to the years ended December 31, 2004 and 2003 were approximately $0 and $23,000, respectively. In 2003, GHP Horwath, P.C. performed due diligence services which comprised these fees.

TAX FEES

Fees billed and expected to be billed by GHP Horwath, P.C. for tax return preparation services related to the years ended December 31, 2004 and 2003 were approximately $10,000 and $5,000, respectively.

ALL OTHER FEES

Fees billed by GHP Horwath, P.C. were approximately $2,000 and $0 for the years ended December 31, 2004 and 2003. Fees in 2004 were incurred for time and out of pocket costs related to responding to a plaintiff's subpoena related to certain Company litigation described in Item 3 against the Company.

Pursuant to our Audit Committee Charter, before the accountant is engaged by us to render audit or non-audit services, our audit committee approves the engagement.

                                     PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this report immediately following the signature page.

                                                                        Page
                                                                     -----------
1.   Financial Statements and Supplementary Data

     Report of Independent Registered Public Accounting Firm                 F-1

     Consolidated financial statements:

         Consolidated balance sheets - December 31, 2004 and 2003            F-2

         Consolidated statements of operations - years ended
           December 31, 2004, 2003 and 2002                                  F-3

         Consolidated statements of changes in stockholders' equity
           Years ended December 31, 2004, 2003 and 2002                F-4 - F-5

         Consolidated statements of cash flows - years ended
           December 31, 2004, 2003 and 2002                            F-6 - F-7

         Notes to consolidated financial statements                   F-8 - F-38

2. Financial Statements Schedules.

       Financial statements and exhibits - Schedule 11, Valuation and Qualifying Accounts, is omitted because the information is included in the consolidated financial statements and notes.

3. Exhibits.

2.1 Agreement and Plan of Merger and Reorganization by and among Chex Services, Inc., Seven Ventures, Inc. (n/k/a FastFunds Financial Corporation) and Seven Ventures Newco, Inc. (incorporated by reference to
       Exhibit 2.1 of the registrant's Current Report on Form 8-K filed on June 22, 2004).

2.2 Articles of Merger (incorporated by reference to Exhibit 2.2 of the registrant's Current Report on Form 8-K filed on June 22, 2004).

3.1 Articles of Incorporation of FastFunds Financial Corporation (incorporated by reference to Exhibit 3.(I) of the registrant's Registration Statement on Form 10-SB filed on August 7, 2001).

3.2    Bylaws of FastFunds Financial Corporation (incorporated by reference to
       Exhibit 3 of the registrant's Registration Statement on Form 10-SB filed on August 7, 2001).

4.1 Form of Convertible Promissory Notes, dated as of April 14, 2004, issued to [lenders referred by MBC Global, LLC] in connection with the Agreement and Plan of Merger and Reorganization (see item 2.1 above) (incorporated by reference to Exhibit 10.6 of the registrant's Current Report on Form 8-K filed on June 22, 2004).

4.2 Form of Warrant to purchase 800,000 shares of common stock, dated as of April 14, 2004, issued to Equitex, Inc., in connection with the Agreement and Plan of Merger and Reorganization (see item 2.1 above) (incorporated by reference to Exhibit 10.7 of the registrant's Current Report on Form 8-K filed on June 22, 2004).

4.3 Form of Purchase Agreement by and between FastFunds Financial Corporation and accredited investors, dated on or about December 16, 2004 (incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on December 21, 2004).

4.4 Form of Convertible Promissory Notes issued to investors on or about December 16, 2004, in connection with the Purchase Agreement (see item
       4.3 above) (incorporated by reference to Exhibit 10.2 of the registrant's Current Report on Form 8-K filed on December 21, 2004).

4.5 Form of Warrant to purchase common stock of FastFunds Financial Corporation, issued to investors on or about December 16, 2004, in connection with the Purchase Agreement (see item 4.3 above) (incorporated by reference to Exhibit 10.3 of the registrant's Current Report on Form 8-K filed on December 21, 2004).

10.1 Employment Agreement by and between Ijaz Anwar and Chex Services, Inc., dated as of March 1, 2003 (FILED HEREWITH).

10.2 Employment Agreement by and between James P. Welbourn and Chex Services, Inc., dated as of January 15, 1999 (FILED HEREWITH).

10.3 Secured Promissory Note in the amount of $5,000,000, issued by Chex Services, Inc. in favor of Equitex, Inc., dated March 8, 2004 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on June 22, 2004).

10.4 Chex Note Security Agreement by and between Chex Services, Inc. and Equitex, Inc., dated March 8, 2004 (incorporated by reference to Exhibit
       10.2 to the registrant's Current Report on Form 8-K filed on June 22,
       2004).

10.5 Guaranty Agreement by and among Chex Services, Inc., Pandora Select Partners, L.P. and Whitebox Hedged High Yield Partners, L.P., dated March 8, 2004 (incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on June 22, 2004).

10.6 Chex Guarantee Security Agreement by and among Chex Services, Inc., Pandora Select Partners, L.P. and Whitebox Hedged High Yield Partners, L.P., dated March 8, 2004 (incorporated by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K filed on June 22, 2004).

10.7 Security Agreement by and among Equitex, Inc., Pandora Select Partners, L.P., and Whitebox Hedged High Yield Partners, L.P., dated March 8, 2004 (incorporated by reference to Exhibit 10.5 to the registrant's Current Report on Form 8-K filed on June 22, 2004).

14.1   Code of Ethics of FastFunds Financial Corporation (FILED HEREWITH).

16.1 Letter Regarding Change in Certifying Accountant.(incorporated by reference to Exhibit 10.5 to the registrant's Current Report on Form 8-K filed on July 14, 2004).

21.1   List of Subsidiaries of FastFunds Financial Corporation (FILED HEREWITH).

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

32.1 Certifications under Section 906 of Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: April 14, 2005                   FASTFUNDS FINANCIAL CORPORATION

                                        (Registrant)


                                        By /S/ IJAZ ANWAR
                                        ---------------------------------------
                                        Ijaz Anwar, Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date: April 14, 2005                    /S/ GRAHAM NEWALL
                                        ---------------------------------------
                                        Graham Newall, Chief Executive Officer

Date: April 14, 2005                    /S/ IJAZ ANWAR
                                        ---------------------------------------
                                        Ijaz Anwar, Chief Financial Officer

Date: April 14, 2005                    /S/ JAMES P. WELBOURN
                                        ---------------------------------------
                                        James P. Welbourn, Director

Date: April 14, 2005                    /S/ AARON A. GRUNFELD
                                        ---------------------------------------
                                        Aaron A. Grunfeld, Director

Date: April 14, 2005                    /S/ JOHN P. MCMAHON
                                        ---------------------------------------
                                        John P. McMahon, Director

Date: April 14, 2005                    /S/ HENRY FONG
                                        ---------------------------------------
                                        Henry Fong, Director

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                         Page
                                                                     -----------
Report of Independent Registered Public Accounting Firm                      F-1

Consolidated financial statements:

     Consolidated balance sheets                                             F-2

     Consolidated statements of operations                                   F-3

     Consolidated statements of changes in stockholders' equity        F-4 - F-5

     Consolidated statements of cash flows                             F-6 - F-7

     Notes to consolidated financial statements                       F-8 - F-38

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
FastFunds Financial Corporation


We have audited the accompanying consolidated balance sheets of FastFunds Financial Corporation and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FastFunds Financial Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.




/s/ GHP HORWATH, P.C.

Denver, Colorado
March 24, 2005

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2004 AND 2003

                                                                                  2004            2003
                                                                              ------------    ------------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                 $  8,438,341    $  8,770,842
    Accounts receivable, net                                                     1,010,518       1,319,458
    Prepaid amounts on casino contracts (Note 7)                                   268,929         182,498
    Current portion of notes, advances and interest receivable,
      including related parties of $7,900 (2004) and $8,700 (2003) (Note 3)         61,900          58,200
    Deferred tax asset (Note 9)                                                                     85,000
    Other current assets                                                           230,325         117,054
                                                                              ------------    ------------
         Total current assets                                                   10,010,013      10,533,052
                                                                              ------------    ------------

Notes and interest receivable, including related parties of $247,890
    (2004) and $773,344 (2003), net of current portion (Note 3)                  2,640,391       1,576,117
Other receivables, related party (Note 8)                                                          219,409
Property and equipment, net (Note 4)                                             1,322,737       1,171,856
Deferred tax asset (Note 9)                                                                        388,000
Intangible and other assets, net (Note 5)                                        3,105,618       3,328,908
Goodwill (Note 5)                                                                5,636,000       5,636,000
                                                                              ------------    ------------
                                                                                12,704,746      12,320,290
                                                                              ------------    ------------
                                                                              $ 22,714,759    $ 22,853,342
                                                                              ============    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Bank overdraft (Note 6)                                                                   $  2,497,766
    Accounts payable                                                          $    323,949         207,078
    Accrued expenses                                                               908,952         446,565
    Accrued liabilities on casino contracts (Note 7)                               574,516         587,099
    Convertible promissory notes (Note 6)                                          185,335
    Notes and loans payable, including related parties of $105,105
      (2004) (Note 6)                                                           11,402,602      10,692,177
    Current portion of long-term debt (Note 6)                                   1,315,217         201,727
                                                                              ------------    ------------
         Total current liabilities                                              14,710,571      14,632,412

Long-term debt, net of current portion (Note 6)                                  3,044,016          37,243
                                                                              ------------    ------------
                                                                                17,754,587      14,669,655
                                                                              ------------    ------------
Commitments and contingencies (Notes 6 and 7)

Stockholders' equity (Note 10):
    Preferred stock, $.001 par value; 5,000,000 shares
      authorized; no shares issued and outstanding
    Common stock, $.001 par value; 250,000,000 shares
      authorized; 10,428,627 shares (2004) and 7,700,000 (2003)
      shares issued and outstanding                                                 10,429           7,700
    Additional paid-in capital                                                  15,054,695      11,748,128
    Stock subscription receivable                                                 (216,000)       (800,000)
    Investment in Equitex, Inc.                                                   (308,488)       (611,680)
    Notes, advances and interest receivable, related parties                    (4,743,277)     (2,111,268)
    Accumulated deficit                                                         (4,837,187)        (49,193)
                                                                              ------------    ------------
         Total stockholders' equity                                              4,960,172       8,183,687
                                                                              ------------    ------------
                                                                              $ 22,714,759    $ 22,853,342
                                                                              ============    ============

     See notes to consolidated financial statements.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                             2004            2003            2002
                                                        ------------    ------------    ------------
Fee revenue                                             $ 15,233,735    $ 18,100,788    $ 19,580,399
                                                        ------------    ------------    ------------
Location expenses:
    Fees to casinos                                        5,312,522       6,300,398       6,189,730
    Salaries and benefits                                  3,098,663       4,102,398       4,543,489
    Selling, general and administrative                    1,418,162       1,601,589       1,874,951
    Processing fees                                          838,292         210,351         236,494
    Returned checks                                          623,871         495,500         848,414
                                                        ------------    ------------    ------------
          Total location expenses                         11,291,510      12,710,236      13,693,078
                                                        ------------    ------------    ------------
          Location gross margin                            3,942,225       5,390,552       5,887,321
                                                        ------------    ------------    ------------

Selling, general and administrative                        5,429,504       3,766,811       2,696,612
Amortization of intangible and other assets (Note 5)         860,915         740,000         876,755
Provision for (recovery of) losses on related party
    notes receivable (Note 3)                                462,500        (157,800)         61,100
Discount on note receivable, other (Note 3)                                  256,316
                                                        ------------    ------------    ------------
          Total corporate operating expenses               6,752,919       4,605,327       3,634,467
                                                        ------------    ------------    ------------
(Loss) income from operations                             (2,810,694)        785,225       2,252,854
                                                        ------------    ------------    ------------
Other income (expense):
    Interest expense including related party interest
    of $275,114 (2004)                                    (1,910,974)     (1,324,749)     (1,529,438)

    Interest income including related party interest
    of $ 346,957 (2004), $167,971 (2003) and
    $29,195 (2002)                                           455,563         221,534         118,049
                                                        ------------    ------------    ------------
          Total other expense                             (1,455,411)     (1,103,215)     (1,411,389)
                                                        ------------    ------------    ------------
(Loss) income before income taxes                         (4,266,105)       (317,990)        841,465
Income tax expense (Note 9)                                 (521,889)       (187,000)        (55,000)
                                                        ------------    ------------    ------------
Net (loss) income                                       $ (4,787,994)   $   (504,990)   $    786,465
                                                        ============    ============    ============
Basic and diluted net (loss) income per share           $      (0.54)   $      (0.07)   $       0.10
                                                        ============    ============    ============
Weighted average number of common shares outstanding:
       Basic and diluted                                   8,933,269       7,700,000       7,700,000
                                                        ============    ============    ============

     See notes to consolidated financial statements.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                                             Notes,
                                                                                            advances
                                                                              Investment  and interest  (Accumulated
                                   Common stock      Additional      Stock        in       receivable,    deficit)        Total
                                ------------------     paid-in   subscription   Equitex,    related      retained     stockholders'
                                  Shares    Amount     capital    receivable      Inc.      parties      earnings         equity
                                ----------  -------  ------------   ---------   ---------   -----------   -----------   -----------
Balances, January 1, 2002
 (Note 1)                        7,700,000    7,700  $ 10,247,092                                         $  (330,668)   $9,924,124

Investment in Equitex, Inc.                                                    $(866,714)                                 (866,714)

Increase in notes, advances
 and  interest receivable,
 affiliates                                                                                 $  (566,385)                   (566,385)

Net income                                                                                                    786,465       786,465
                                ----------  -------  ------------   ---------   ---------   -----------   -----------   -----------

Balances, December 31, 2002      7,700,000    7,700    10,247,092                (866,714)     (566,385)      455,797     9,277,490

Receipt of Equitex, Inc.
 common  stock in exchange for
 dividends  payable                                                                (8,884)                                   (8,884)

Sales of Equitex, Inc. common
 stock (Note 10)                                           20,440                 115,968                                   136,408

Contribution of capital from
 Equitex, Inc.for allocated
 expenses and reduction of
 income tax payable (Note 10)                             925,000                                                           925,000

Purchases of Equitex, Inc.
 common stock (Note 10)                                                          (312,050)                                 (312,050)

Sale of Equitex, Inc. common
 stock for cash and note
 receivable (Note 10)                                     555,596    (800,000)    460,000                                   215,596


Increase in notes, advances
 and interest receivable,
 affiliates (Note 10)                                                                        (1,544,883)                 (1,544,883)

Net loss                                                                                                     (504,990)     (504,990)
                                ----------  -------  ------------   ---------   ---------   -----------   -----------   -----------
Balances, December 31, 2003      7,700,000    7,700    11,748,128    (800,000)   (611,680)   (2,111,268)      (49,193)    8,183,687

                                   (Continued)

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

            YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (CONTINUED)

                                                                                             Notes,
                                                                                            advances
                                                                              Investment  and interest  (Accumulated
                                   Common stock      Additional      Stock        in       receivable,    deficit)        Total
                                ------------------     paid-in   subscription   Equitex,    related      retained     stockholders'
                                  Shares    Amount     capital    receivable      Inc.      parties      earnings         equity
                                ----------  -------  ------------   ---------   ---------   -----------   -----------   -----------
Distribution of Equitex, Inc.
 common stock in exchange for
 receivable due from Equitex,
 Inc. (Note 10)                                            29,180                  21,570       (50,750)                          -

Proceeds received in
 connection with stock
 subscription  receivable
 (Note 10)                                                            200,000                                               200,000

Cancellation of portion of
 stock subscription receivable
 and return of common stock
 (Note 10)                                               (250,000)    600,000    (350,000)                                        -

Acquisition of Seven Ventures,
 Inc.                              584,670      585        (8,700)                                                           (8,115)

Sales of Equitex, Inc. common
 stock (Note 10)                                          174,267                 745,247                                   919,514

Purchases of Equitex, Inc.
 common stock (Note 10)                                                          (113,625)                                 (113,625)

Conversion of notes payable to
 common stock (Note 6)           2,000,000    2,000       198,000                                                           200,000

Beneficial conversion feature
 on convertible promissory
 notes (Note 6)                                           200,000                                                            200,000

Exercise of warrants (Note 10)      50,000       50         4,950                                                              5,000

Issuance of common stock in
 exchange for stock
 subscription receivable
 (Note 10                           40,000       40       215,960    (216,000)                                                    -

Issuance of common stock upon
 cashless exercises of
 warrants (Note 10)                 53,957       54           (54)                                                                -

Contribution of capital from
 Equitex, Inc. for allocated
 expenses, fair value of
 warrants and deferred loan
 costs (Note 10)                                          716,900                                                           716,900

Warrants issued in connection
 with convertible promissory
 notes (Note 6)                                           113,097                                                           113,097

Beneficial conversion features
 issued in connection with
 convertible promissory notes
 (Note 6)                                               1,660,967                                                         1,660,967

Increase in notes, advances
 and interest receivable due
 from affliliates (Note 10)                                                                  (1,783,745)                 (1,783,745)

Reclassification of related
 party receivables (Notes 8
 and 10)                                                                                       (797,514)                   (797,514)

Issuance of warrants to
 employees for services
 (Note 1)                                                 252,000                                                           252,000

Net loss                                                                                                   (4,787,994)   (4,787,994)
                                ----------  -------  ------------   ---------   ---------   -----------   -----------   -----------
Balances, December 31, 2004     10,428,627  $10,429  $ 15,054,695   $(216,000)   (308,488)  $(4,743,277)  $(4,837,187)  $ 4,960,172
                                ==========  =======  ============   =========   =========   ===========   ===========   ===========

     See notes to consolidated financial statements.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                             2004           2003            2002
                                                                         -----------    -----------    -----------
Cash flows from operating activities:
    Net (loss) income                                                    $(4,787,994)   $  (504,990)   $   786,465
    Adjustments to reconcile net (loss) income to net
      cash (used in) provided by operating activities:
        Depreciation and amortization                                      1,408,449      1,093,480      1,151,838
        Non-cash interest expense                                            104,502
        Stock-based compensation                                             252,000
        Provision for (recovery of) losses                                   527,500       (157,800)        61,100
        Discount on note receivable                                                         256,316
        Beneficial conversion feature on convertible promissory
          notes payable                                                      373,200
        Allocated expenses from Equitex, Inc.                                 91,000        390,000
        Deferred income taxes                                                473,000         62,000       (535,000)
        Decrease (increase) in assets:
          Accounts receivable                                                243,941        (28,762)       (28,986)
          Interest and other receivables                                    (456,907)      (215,697)       282,786
          Prepaid amounts on casino contracts                                (86,431)         7,219        152,295
          Other current assets                                              (113,271)        31,990        (34,660)
        (Decrease) increase in liabilities:
          Accounts payable                                                   116,872       (336,117)        64,812
          Accrued interest, payroll, and other expenses                      462,387       (300,314)        91,433
          Accrued liabilities on casino contracts                            (12,583)       (35,262)       104,556
                                                                         -----------    -----------    -----------
Net cash (used in) provided by operating activities                       (1,404,335)       262,063      2,096,639
                                                                         -----------    -----------    -----------
Cash flows from investing activities:
    Purchases of property and equipment                                     (553,277)      (411,522)      (428,375)
    Repayments on notes receivable                                            18,973        380,517        233,852
    Advances on notes receivable                                          (2,004,673)      (811,316)      (186,160)
                                                                         -----------    -----------    -----------
Net cash used in investing activities                                     (2,538,977)      (842,321)      (380,683)
                                                                         -----------    -----------    -----------
Cash flows from financing activities:
    (Decrease) increase in bank overdraft                                 (2,497,766)     2,497,766
    Net repayments on line of credit                                                     (1,000,000)        (2,000)
    Borrowings on convertible promissory notes                             1,774,064
    Borrowings on notes and loans payable                                  8,047,530      1,825,000      1,962,277
    Repayments on notes and loans payable                                 (2,487,105)    (3,341,599)    (2,033,461)
    Borrowings on long-term debt                                             400,000
    Repayments of long-term debt                                            (706,043)      (253,386)      (198,364)
    Proceeds received in connection with stock subscription receivable       200,000
    Proceeds from exercise of warrants                                         5,000
    Purchase of Equitex, Inc. common stock                                  (113,625)      (312,050)      (803,900)
    Proceeds from sale of Equitex, Inc. common stock                         919,514        352,004
    Payments of deferred loan costs                                         (472,925)
    Notes and advances to related parties                                 (1,457,833)    (1,464,025)    (1,135,760)
    Payments received on notes and advances to related parties                              595,000        500,000
                                                                         -----------    -----------    -----------
Net cash provided by (used in) financing activities                        3,610,811     (1,101,290)    (1,711,208)
                                                                         -----------    -----------    -----------

                                   (Continued)

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                              2004           2003           2002
                                                                          -----------    -----------    -----------
(Decrease) increase in cash and cash equivalents                             (332,501)    (1,681,548)         4,748
Cash and cash equivalents, beginning                                        8,770,842     10,452,390     10,447,642
                                                                          -----------    -----------    -----------
Cash and cash equivalents, ending                                         $ 8,438,341    $ 8,770,842    $10,452,390
                                                                          ===========    ===========    ===========
Supplemental disclosure of cash flow information:

   Cash paid for interest                                                 $ 1,299,269    $ 1,376,324    $ 1,500,888
                                                                          ===========    ===========    ===========
   Cash paid for income taxes                                             $    12,242    $   190,000    $    10,000
                                                                          ===========    ===========    ===========

Supplemental disclosure of non-cash investing and financing activities:

Contribution of capital from Equitex, Inc. for allocated expenses,
   fair value of warrants and deferred loan costs                         $   625,900
                                                                          ===========
Reclassification of related party receivables                             $   250,512
                                                                          -----------
Reclassification of notes and interest receivable from an
   officer of Chex                                                            547,002
                                                                          -----------
                                                                          $   797,514
                                                                          ===========
Cancellation of portion of stock subscription receivab$e                      250,000
                                                                          -----------
Return of Equitex common stock in exchange for stock subscription
   receivable                                                                 350,000
                                                                          -----------
                                                                          $   600,000
                                                                          ===========
Conversion of notes payable to common stock                               $   200,000
                                                                          ===========
Issuance of common stock in exchange for stock subscription
   receivable                                                             $   216,000
                                                                          ===========
Distribution of Equitex, Inc. common stock to third parties in exchange
   for receivable due from Equitex, Inc.                                  $    50,750
                                                                          ===========
Warrants issued in connection with convertible promissory
   notes                                                                  $   113,097

Beneficial conversion features issued in connection with
   convertible promissory notes                                             1,660,967
                                                                          -----------
                                                                          $ 1,774,064
                                                                          ===========

Contribution of capital from Equitex, Inc. for reduction of                              $   535,000
   income tax payable                                                                    ===========

Sale of Equitex, Inc. common stock for note receivable                                   $   800,000
                                                                                         ===========
Receipt of Equitex, Inc. common stock in exchange for
   dividends payable                                                                     $     8,884
                                                                                         ===========
Reduction in related party note receivable and recognition
   of accrual to related party in consideration for receivable from Equitex, Inc.:

   Decrease in note receivable, related party                                                           $   300,000
   Increase in note payable, related party                                                                  200,000
                                                                                                        -----------
   Receivable from Equitex, Inc.                                                                        $   500,000
                                                                                                        ===========
   Note receivable offset against note payable                                                          $   200,000
                                                                                                        ===========
Conversion of note payable and accrued interest to common
   stock of Equitex, Inc.                                                                               $    62,814
                                                                                                        ===========
Capital lease obligations                                                 $   145,138                   $   157,000
                                                                          ===========                   ===========

     See notes to consolidated financial statements.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1.   BUSINESS, ORGANIZATION AND MANAGEMENT'S PLANS:

     BUSINESS:

     FastFunds Financial Corporation ("FFFC") is a holding company operating through its wholly-owned subsidiary Chex Services, Inc. ("Chex", or the "Company"). As discussed below, FFFC was previously organized as Seven Ventures, Inc. ("SVI"). Effective June 7, 2004, Chex merged with SVI, a Nevada corporation formed in 1985, whereby Equitex, Inc., a publicly-traded SEC registrant incorporated in Delaware ("Equitex"), exchanged its 100% ownership interest in Chex for 93% of SVI's outstanding common stock. On June 29, 2004, SVI changed its name to FFFC.

     The Company's wholly-owned subsidiaries include the following:

     CHEX, a Minnesota corporation, provides financial services, primarily check cashing, automated teller machine (ATM) access, and credit card advances to customers primarily at Native American owned casinos and gaming establishments. As of December 31, 2004, 2003 and 2002, the Company operates at 48, 44 and 49 establishments, respectively. As of December 31, 2004, the Company operated in gaming establishments located in Connecticut, Illinois, Michigan, Minnesota, Nebraska, New Mexico, North Dakota, South Dakota and Wisconsin.

     COLLECTION SOLUTIONS, INC. ("Collection Solutions"), a Minnesota corporation, formed for the purpose of providing collection services for the Company, customers of the Company, and other entities both within and outside the gaming industry. Collection Solutions is licensed as a collection agency in Minnesota.

     FASTFUNDS INTERNATIONAL, INC. ("FFI"), a Delaware corporation based in
       London. FFI was formed to build a presence in Europe for the Company's stored value card program.

     FFC FASTFUNDS (CYPRUS) LIMITED ("FFC"), formed in September 2004, under the
       Laws of Cyprus. FFC was formed to have a presence in Cyprus to work with a financial institution regarding the issuance of stored value cards throughout Europe.

     FASTFUNDS INTERNATIONAL LIMITED ("FFIL"), formed in October 2004 with the
       Registrar of Companies for England and Wales. FFIL was formed in order to have a local presence in the European community.

     Collection Solutions, FFI, FFC and FFIL generated no revenues through December 31, 2004. All significant intercompany accounts and transactions have been eliminated in consolidation.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1.   BUSINESS, ORGANIZATION AND MANAGEMENT'S PLANS (CONTINUED):

     ORGANIZATION:

     ACQUISITION OF CHEX BY FFFC (FORMERLY SVI) AND BASIS OF PRESENTATION:

      Effective June 7, 2004, Equitex and the Company executed an Agreement and
       Plan of Merger (the "Merger Agreement") with SVI to merge Chex into a wholly-owned subsidiary of SVI (the "Merger Subsidiary"), whereby the separate corporate existence of the Merger Subsidiary ceased. Under the terms of the Merger Agreement, Equitex exchanged 100% of its equity ownership in Chex for 7,700,000 shares of SVI, representing 93% of SVI's outstanding common stock. In addition, Equitex received warrants to purchase 800,000 shares of SVI common stock at an exercise price of $0.10 per share, expiring five years from the date of closing. Of the warrants received by Equitex, 640,000 were subsequently transferred to officers, directors and a consultant of Equitex and Chex for services performed. The warrants were determined to have a fair value of $1.00 at the date of the grant. Of these warrants, 280,000 were issued to Chex officers resulting in $252,000 of compensation expense in 2004.

     As a result of the merger, Chex became a wholly-owned subsidiary of SVI, a publicly-traded shell company. In addition, under the terms of the Merger Agreement, FFFC received $400,000 through the issuance of convertible promissory notes bearing interest at 5% per annum and convertible into four million shares of Company common stock upon the occurrence of certain future events (Note 6).

     At the date of the Merger, SVI was a public shell with no significant operations. The acquisition of Chex by SVI has been recorded as a reverse acquisition based on factors demonstrating that Chex represents the accounting acquirer. Equitex received 93% of the post-acquisition outstanding common stock of SVI. In addition, at closing, management personnel and the board members of the Company consisted of individuals previously holding positions with Chex and/or Equitex. The transaction is equivalent to the issuance of stock by Chex for the net monetary assets of SVI. The historical stockholder's equity of Chex prior to the exchange has been retroactively restated (a recapitalization) for the equivalent number of shares received in the exchange after giving effect to any differences in the par value of the SVI and Chex common stock, with an offset to additional paid-in capital. The restated consolidated accumulated deficit of the accounting acquirer (Chex) has been carried forward after the exchange.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1.   BUSINESS, ORGANIZATION MANAGEMENT'S PLANS (CONTINUED):

     ACQUISITION OF CHEX BY EQUITEX AND BASIS OF PRESENTATION:

     Effective December 1, 2001, Equitex acquired all of Chex's issued and outstanding common stock in exchange for 1,992,001 shares of Equitex common stock valued at $10,119,000 ($5.08 per share). In connection with the acquisition, and in accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 54, APPLICATION OF "PUSH-DOWN" BASIS OF ACCOUNTING IN FINANCIAL STATEMENTS OF SUBSIDIARIES ACQUIRED BY PURCHASE, the accounts of Chex have been adjusted using the push-down basis of accounting to recognize the allocation of the consideration exchanged for the Company's common stock to the respective net assets. An allocation of the purchase price was made to major categories of assets and liabilities, of which $5,636,000 was allocated to goodwill and $5,000,000 was allocated to identifiable intangible assets (Note 5).

     MANAGEMENT'S PLANS:

     The Company incurred a net loss of $4,787,994 for the year ended December
       31, 2004. Although the net loss included certain non-cash expenses of approximately $3,230,000, the Company incurred and continues to incur significant costs related to FFIL's international marketing strategy and expansion plans, including costs associated with the development of proprietary software. Therefore, the Company anticipates that its liquidity and capital resources needs for the next 12 months may not be satisfied solely from cash flows generated from operating activities.

     The Company has developed plans and strategies to address its capital and liquidity needs for the next twelve-month period. Management believes that cash flows from operations will provide the Company's primary source of operating capital, as Chex continues to generate location income. However, the Company may be required to issue additional debt or equity instruments in order to raise additional capital, to continue the support of FFIL's international marketing efforts, as well as for the ongoing development of new software. Accordingly, the Company has entered into discussions with an investment banker to provide advisory services regarding a contemplated equity offering. Additionally, management is monitoring the activities of FFIL to determine if the expenditures associated with FFIL's marketing efforts should continue if revenues are not being generated.

     The Company also evaluates, on an ongoing basis, potential business acquisition/restructuring opportunities that become available from time to time, which management considers in relation to its corporate plans and strategies.

     Management believes that these plans will provide sufficient resources to fund its operations, 2005 debt payments, and working capital needs at least through December 31, 2005.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     CASH AND CASH EQUIVALENTS AND PRESENTATION OF CASH FLOWS:

     For the purpose of the statements of cash flows, the Company considers all highly-liquid investments with an original maturity three-months or less to be cash equivalents.

     The Company maintains cash in bank accounts, which, at times, may exceed federally insured limits. At December 31, 2004 and 2003, the Company had deposits in excess of federally insured amounts of approximately $1,183,000 and $483,000, respectively, at various financial institutions. The Company believes it has its cash deposits at high quality financial institutions. In addition, the Company maintains a significant amount of cash at each of the casinos. Management believes the Company has controls in place to safeguard these on-hand amounts, and that no significant credit risk exists with respect to cash.

     Cash and cash equivalents also include cash in the process of collection
       ("CIPC"). CIPC includes ATM advances, as well as credit card advances made to customers. ATM advances made to customers included in CIPC totaled approximately $809,000 and $1,164,000 as of December 31, 2004 and 2003, respectively. Credit card advances made to customers included in CIPC totaled approximately $745,000 as of December 31, 2004. Concentrations of credit risk related to credit card and ATM advances are limited to the credit card and ATM processors who remit the cash back to the Company. The Company believes these processors are financially stable and no significant credit risk exists with respect to CIPC arising from ATM and credit card advances.

     RECEIVABLES:

     Accounts receivable arise primarily from fees from credit card and ATM advances provided at casino locations. Concentrations of credit risk related to the fees from credit card and ATM advances are limited to the credit card and ATM processors who remit to the Company its share of fees earned. The Company believes these processors are financially stable and no significant credit risk exists with respect to accounts receivable arising from the fees for ATM and credit card advances. No allowance was considered necessary on these receivables through December 31, 2002 and 2003. During 2004, the allowance was increased by $65,000 by a charge to expense.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     NOTES RECEIVABLE:

     The Company has made advances to various third parties, as well as officers, affiliates and employees of the Company under various loan agreements (Notes 3 and 10). The advances made to officers were made prior to the acquisition of Chex by Equitex in December 2001. The loans have a face value of approximately $1,971,000 as of December 31, 2004, and are collateralized by Equitex common stock, including registered and unregistered shares. The Company's allowance for doubtful notes receivable is adjusted based on the value of the underlying collateral. Due to the level of risk associated with this common stock, it is reasonably possible those changes in the value of the common stock will occur in the near term and that such changes could materially affect the value of the collateral underlying the notes. After all attempts to collect a note receivable have failed, the note receivable is written-off against the allowance. Based on management's evaluation of repayment intentions, $485,936 of this amount is presented as a reduction of stockholders' equity at December 31, 2004. The allowance for doubtful notes receivable was $1,515,800 and $1,053,300 as of December 31, 2004 and 2003, respectively.

     REVENUE RECOGNITION:

     Revenue is recognized from financial services at the time the service is provided. Revenues are derived from check cashing fees, credit and debit card advance fees and automated teller machine ("ATM") surcharge and transaction fees.

     In general, check cashing fees are comprised of a fee based upon a percentage of the face amount of total checks cashed, and is recognized at the point a transaction is generated by the casino cage.

     Credit and debit card advance fees are comprised of the fee charged to patrons for credit and debit card cash advances and is recognized at the point a transaction is generated by the casino cage for the patron's transaction or cash is dispensed from an ATM.

     ATM surcharge and transaction fees are comprised of upfront patron transaction fees or surcharges assessed at the time the transaction is initiated and a percentage of interchange fees paid by the patron's issuing bank. These issuing banks share the interchange revenue with the Company. Upfront patron transaction fees are recognized when a transaction is initiated, and interchange revenue is recognized on a monthly basis based on the total transactions occurring during the month.

     RETURNED CHECKS:

     The Company charges operations for potential losses on returned checks in the period in which the amounts are deemed uncollectible, generally when such checks are returned. Recoveries on returned checks are credited to operations in the period when the recovery is received.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     RETURNED CHECKS (CONTINUED):

     In September 2003, checks totaling $606,316 from one customer were cashed by the Company and were returned as insufficient funds. In March 2004, the Company received a non-interest bearing promissory note from this customer. Based on an imputed interest rate of 12%, a discount of $256,316 was applied to this note, which was charged to operating expense during the fourth quarter of 2003. Based on management's evaluation of the collectibility of this note, during the fourth quarter of 2004 an allowance of $236,500 was recorded against this note. The Company believes that the remaining balance of $100,000 is collectible, based on collateral pledged in connection with the note (Note 3).

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

     The fair values of cash and cash equivalents, current non-related party accounts receivable, and accounts payable approximate their carrying amounts because of the short maturities of these instruments.

     The fair values of notes receivable from non-related parties approximate their carrying values because of the allowances recorded as well as the short maturities of these instruments. The fair values of receivables from related parties are not practicable to estimate, based upon the related party nature of the underlying transactions.

    The fair values of notes and advances receivable from non-related parties approximate their carrying values because of the short maturities of these instruments, except for a $606,316 non-interest bearing note receivable from a Chex customer(Note 3), as to which the fair value is estimated to be approximately $100,000. The fair values of notes and advances receivable from related parties are not practicable to estimate, based upon the related party nature of the underlying transactions.

     The fair values of notes and loans payable to non-related parties approximate their carrying values because of the short maturities of these instruments. The fair value of long-term debt to non-related parties approximates carrying values, net of discounts applied, based on market rates currently available to the Company. The fair value of the notes payable to related parties are not practicable to estimate, based on the related party nature of the underlying transactions.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     PROPERTY AND EQUIPMENT:

     Property and equipment is stated at cost, and depreciation is provided by use of accelerated and straight-line methods over the estimated useful lives of the assets. The cost of leasehold improvements is depreciated over the estimated useful lives of the assets, or the length of the respective leases, whichever period is shorter. The estimated useful lives of property, equipment and leaseholds are as follows:

                 Office equipment and furniture    3 to 7 years
                 Computer hardware and software    3 to 5 years
                 Leasehold improvements            7 years

     Expenditures for additions and improvements are capitalized, while repairs and maintenance are expensed as incurred.

     SOFTWARE DEVELOPMENT COSTS:

     The Company develops computer software for internal use. Internal and external costs incurred for the development of computer applications, as well as for upgrades and enhancements that result in additional functionality of the applications, are capitalized. Internal and external training and maintenance costs are charged to expense as incurred. When an application is placed in service, the Company begins amortizing the related capitalized software costs using the straight-line method and an estimated useful life varying from 3 to 5 years.

     INVESTMENT IN EQUITEX COMMON STOCK:

     At December 31, 2004 and 2003, the Company has an investment in common stock of Equitex (Note 10). The Company's investment in Equitex common stock is accounted for under the cost method and is adjusted only for other-than-temporary declines in fair value.

     The Company presents its investment in Equitex common stock as a component of stockholders' equity in a manner similar to that of treasury stock. This presentation is based upon the Company's consideration of the provisions of EITF Issue No. 98-2, ACCOUNTING BY A SUBSIDIARY OR JOINT VENTURE FOR AN INVESTMENT IN THE STOCK OF ITS PARENT COMPANY OR JOINT VENTURE PARTNER. This EITF discusses that in the separate financial statements of a subsidiary; an investment in the common stock of a parent whose only significant asset is its investment in the subsidiary is essentially the same as stock of the subsidiary and should be classified as a reduction to stockholders' equity.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     GOODWILL, INTANGIBLE ASSETS AND AMORTIZATION:

     In connection with Equitex's acquisition of Chex and in accordance with SAB
       No. 54, goodwill and intangible assets have been "pushed down" to Chex. Goodwill represents the excess of the purchase price paid by Equitex over the estimated fair values of the Company's net tangible and identifiable intangible assets acquired. As discussed below, goodwill and intangible assets with indefinite lives are not amortized pursuant to recently issued accounting standards. Identifiable intangible assets with finite lives are being amortized on a straight-line basis over three to seven years (Note 5).

     The Company applies the provisions of SFAS No. 142, GOODWILL AND OTHER
       INTANGIBLE ASSETS. SFAS No. 142 no longer allows the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually, or whenever there is an indication of impairment. Intangible assets with finite lives continue to be amortized over their estimated useful lives and are reviewed for impairment in accordance with SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, discussed below.

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

     Chex adopted SFAS No. 142 on January 1, 2002, and completed the first step of the transitional goodwill impairment test as required. The fair value of the reporting unit exceeded the carrying value of the reporting unit and accordingly, as of that date, there was no goodwill impairment. The Company also performed goodwill impairment tests in the fourth quarters of 2004, 2003 and 2002 and determined that there was no goodwill impairment as of the test date. A goodwill impairment test is performed annually in the fourth quarter or upon significant changes in the Company's business environment.

     IMPAIRMENT OF LONG-LIVED ASSETS:

     Management assesses the carrying value of long-lived assets for impairment when circumstances indicate such amounts may not be recoverable from future operations. Generally, assets to be held and used are considered impaired if the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. At December 31, 2004 and 2003, management believes no impairment has occurred.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):


     ADVERTISING:

     Advertising costs are expensed as incurred. Total advertising costs were approximately $232,000, $386,000 and $241,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

     Income and loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. The historical income (loss) per share of Chex prior to the merger has been presented to reflect the new capital structure. Stock options, warrants, and common stock underlying convertible promissory notes are not considered in the calculations for the period ended December 31, 2004, as the impact of the potential common shares, which total 6,243,128, would be to decrease loss per share. Therefore, diluted loss per share in 2004 is equivalent to basic loss per share. Chex did not have any options, warrants or other potentially dilutive securities outstanding for the periods ended December 31, 2003 or 2002; therefore, diluted income (loss) per share is equivalent to basic income per share.

     COMPREHENSIVE INCOME (LOSS):

     SFAS No. 130, REPORTING COMPREHENSIVE INCOME, establishes requirements for disclosure of comprehensive income (loss). During the years ended December 31, 2004, 2003 and 2002, the Company did not have any components of comprehensive income (loss) to report.

     USE OF ESTIMATES:

     Preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the balance sheets and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     STOCK-BASED COMPENSATION:

     Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING
       FOR STOCK-BASED COMPENSATION ("SFAS No. 123"), defines a fair-value based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and guidance provided in SFAS Interpretation ("FIN") No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION. Accordingly, compensation cost for employee stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

     In May 2003, Equitex issued options to purchase 126,667 shares of its common stock to employees of Chex for services performed. The options were issued with an exercise price of $4.08 per share (the market value of the common stock at the date of the grant) and expire in May 2008.

     In July 2004, Equitex issued options to purchase 97,500 shares of its common stock to employees of Chex for services performed. The options were issued with an exercise price of $5.10 per share (the market value of the Company stock at the date of the grant) and expire in July 2009.

     Had compensation cost for stock-based awards issued to employees been determined based on the fair values at the grant dates for awards under the plans consistent with the fair-value based method of accounting prescribed by SFAS No. 123, the Company's results would have been changed to the pro-forma amounts indicated below:

                                                              Year Ended December 31,
                                                         2004            2003         2002
                                                     ------------     ----------    ---------
       Net (loss) income                             $(4,787,994)     $(504,990)    $ 786,465

       ADD: Stock-based employee compensation
         expense included in reported net income          252,000

       DEDUCT: Total stock-based employee
         compensation expense determined under fair
         value based method for all awards              (265,000)      (214,000)
                                                     ------------     ----------    ---------
       Pro-forma net (loss) income                   $(4,800,994)     $(718,990)    $ 786,465
                                                     ============     ==========    =========
       Net (loss) income per share:
         Basic and diluted, as reported              $     (0.54)     $   (0.07)    $    0.10
                                                     ============     ==========    =========
         Basic and diluted pro forma                 $     (0.54)     $   (0.09)    $    0.10
                                                     ============     ==========    =========

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     STOCK-BASED COMPENSATION:

     The fair value of the option granted to purchase Equitex common stock were estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for the grants in the years ended December 31, 2004 and 2003. No options were granted during 2002.

                                                 2004               2003
                                             ------------      -------------

        Expected dividend yield                        0                  0
        Expected stock price volatility               74%                74%
        Risk fee interest rate                       2.0%              1.15%
        Expected life of options                   1 year         2.5 years

     NEW ACCOUNTING PRONOUNCEMENTS:

     In December 2004, the FASB issued SFAS No. 123(R) SHARE-BASED PAYMENT, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Management is evaluating the provisions of this standard. Depending upon the number and terms of options that may be granted in future periods, the implementation of this standard could have a material impact on the Company's financial position and results of operations.

     In December 2003, the FASB issued Interpretation No. 46R ("FIN 46R"), a revision to SFAS Interpretation No. 46 ("FIN 46"), CONSOLIDATION OF VARIABLE INTEREST ENTITIES. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN 46R also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. FIN 46R became effective for variable interest entities or potential variable interest entities for the periods ending after December 15, 2003 and became effective for all other types of entities by the beginning of the first annual reporting period beginning after March 15, 2004. The adoption of FIN 46R did not have an impact on the Company's financial position or results of operations.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED):

     In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL
       INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). Mandatorily redeemable instruments (i.e., instruments issued in the form of shares that unconditionally obligate the issuer to redeem the shares for cash or by transferring other assets) are to be reported as liabilities by their issuers. This statement does not affect the classification or measurement of convertible bonds, puttable stock, or other outstanding shares that are conditionally redeemable. The provisions of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, except for those provisions relating to mandatorily redeemable non-controlling interests, which have been deferred. The adoption of SFAS No. 150 did not have a material impact on the financial position or results of operations of the Company. If the deferred provisions of SFAS No. 150 are finalized in their current form, management does not expect adoption to have a material effect of the financial position or results of operations of the Company.

     RECLASSIFICATIONS:

     Certain amounts reported in the 2003 and 2002 consolidated financial statements have been reclassified to conform to the 2004 presentation.

3.   NOTES, ADVANCES AND INTEREST RECEIVABLE:

     Notes receivable at December 31, 2004 and 2003, consist of the following:

                                                         2004           2003
                                                     -----------    -----------
     Note receivable from iGames Entertainment,
       Inc. (iGames); interest at 10%; maturity
       January 2005, currently in default [A], [C]   $ 2,000,000

     Notes receivable from the estate of a
       deceased officer of Chex; interest at 6%;
       principal and unpaid interest due in
       November 2004; collateralized by
       unregistered shares of Equitex common
       stock; a valuation allowance of $1,279,300
       and $1,053,300 has been recorded against
       this receivable at December 31, 2004 and
       2003, respectively, currently in default
       [B], [C]                                        1,484,691    $ 1,484,691

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

3. Notes, advances and interest receivable (continued):

                                                         2004           2003
                                                     -----------    -----------
     Notes receivable from an officer of Chex;
       interest at rates ranging from 5.75% to 6%;
       due on demand; collateralized by
       unregistered shares of Equitex common
       stock; at December 31, 2004 this receivable
       is presented as a reduction in
       stockholders' equity based on management's
       evaluation of repayment intentions (Note
       10) [B], [C]                                                     485,936

     Note receivable from a customer of Chex;
       non-interest bearing; principal balance of
       $606,316, net of $256,316 discount, based
       on imputed interest rate of 12%; discount
       charged to operating expense in 2003;
       monthly payments of $4,500 beginning May
       2004 through December 2010, at which time
       the balance is due in full; collateralized
       by mortgages on three parcels of real
       property in Florida, a valuation allowance
       of $236,500 has been recorded against this
       receivable at December 31, 2004, currently
       five months delinquent [C]                        336,500        350,000


     Notes receivable from Equitex 2000, Inc., an
       affiliate of Equitex; interest at 10%;
       unsecured; due on demand [B]                      205,000        205,000

     Note receivable from a former shareholder;
       non-interest bearing; unsecured and due on
       demand [B]                                         45,000         45,000

     Notes receivable from various Chex employees;
       non-interest bearing, unsecured and due on
       demand, or in weekly deductions from
       payroll                                             7,900          8,700
                                                     -----------    -----------
                                                       4,079,091      2,579,327
     Interest receivable, includes related party
       interest of $42,890 (2004) and $82,408
       (2003) [B]                                        139,000        108,290
     Less current maturities                             (61,900)       (58,200)
                                                     -----------    -----------
     Notes receivable, net of current portion,
       before valuation allowance                      4,156,191      2,629,417

     Less valuation allowance                         (1,515,800)    (1,053,300)
                                                     -----------    -----------
     Notes receivable, long-term                     $ 2,640,391    $ 1,576,117
                                                     ===========    ===========

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

3.   NOTES, ADVANCES AND INTEREST RECEIVABLE (CONTINUED):

     [A] In January 2004, Chex advanced iGames $2,000,000 under a Term Loan Note (the "Note"). Interest accrues at 10% per annum, and the maturity date was scheduled to occur in January 2005, as defined in the Note. The Note was to be secured by a pledge of capital stock of the borrower pursuant to a stock pledge agreement. The stock pledge agreement was not executed, which resulted in an event of default under the terms of the Note. Therefore, Chex has demanded that the entire unpaid principal and accrued interest be paid in full. Chex has commenced litigation relating to the collection of the Note (Note
           7). The Company has presented the Note as a non-current asset at December 31, 2004 due to uncertainty as to the anticipated litigation settlement date.

     [B] Demand notes receivable and interest receivable aggregating to $1,141,393 and $1,275,617, at December 31, 2004 and 2003,
           respectively have been classified as non-current assets, as it is management's intention not to demand payment within the next year.

     [C] The Company is no longer accruing interest on these loans due to uncertainty as to collection.

     Changes in the allowance for notes receivable for the years ended December
        31, 2004, 2003 and 2002 are as follows:

                                         2004          2003            2002
                                      -----------  -----------     -----------
     Balances, beginning of year      $ 1,053,300  $ 1,211,100     $ 1,150,000
     Additions charged to costs and
       expenses (deducted from
       notes receivable)                  462,500                       61,100
     Deductions credited to costs
       and expenses (added to
       notes receivable)                             (157,800)
                                      -----------  -----------     -----------
     Balances, end of year            $ 1,515,800  $ 1,053,300     $ 1,211,100
                                      ===========  ===========     ===========

     Changes in the discount on a note receivable originally recorded in 2003 for the years ended December 31, 2004 and 2003 are as follows:

                                          2004         2003
                                      -----------  -----------
     Balances, beginning of year      $   256,316  $         0
     Additions charged to costs and
       expenses (deducted from
       notes receivable)                               256,316
                                      -----------  -----------
     Balances, end of year            $   256,316  $   256,316
                                      ===========  ===========

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

4.   PROPERTY AND EQUIPMENT:

     Property and equipment at December 31, 2004 and 2003 are as follows:

                                                       2004           2003
                                                  ------------   ------------
         Furniture and equipment                  $  2,481,648   $  2,402,404
         Computer hardware and software                757,832        138,661
         Leasehold improvements                         52,765         52,765
                                                  ------------   ------------
                                                     3,292,245      2,593,830
         Less accumulated depreciation
           and amortization                         (1,969,508)    (1,421,974)
                                                  ------------   ------------
                                                  $  1,322,737   $  1,171,856
                                                  ============   ============

     The amounts above include equipment under capital leases with a gross carrying value of approximately $302,000 and $157,000 at December 31, 2004 and 2003, respectively, and accumulated depreciation of approximately $99,000 and $47,000 at December 31, 2004 and 2003, respectively.

     The amounts above include long-lived assets of $158,914 located in London, England consisting primarily of computer hardware and software.

     Depreciation expense was $547,534 and $353,766, respectively, for the years ended December 31, 2004 and 2003.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

5.   GOODWILL, INTANGIBLE AND OTHER ASSETS:

     At December 31, 2004 and 2003, goodwill was $5,636,000, none of which is deductible for income tax purposes based on the tax structuring of the acquisition of Chex by Equitex in December 2001. Intangible and other assets are as follows:

                                              2004                                        2003
                         --------------------------------------------   -------------------------------------------
                             Gross                           Net           Gross                          Net
                           carrying     Accumulated       carrying       carrying     Accumulated       carrying
                            amount      amortization       amount         amount      amortization       amount
                         -------------  -------------  --------------  -------------  -------------  --------------
     Casino contracts    $   4,300,000  $   1,949,440  $    2,350,560  $   4,300,000  $   1,349,440  $    2,950,560
     Non-compete
       agreements              350,000        227,300         122,700        350,000        163,300         186,700
     Customer lists            250,000        250,000                        250,000        178,600          71,400
     Trade names               100,000                        100,000        100,000                       100,000
                         -------------  -------------  --------------  -------------  -------------  --------------
     Total intangible
      assets                 5,000,000      2,426,740       2,573,260      5,000,000      1,691,340       3,308,660
     Loan costs                637,625        125,515         512,110
     Other assets               20,248                         20,248         20,248                         20,248
                         -------------  -------------  --------------  -------------  -------------  --------------
                         $   5,657,873  $   2,552,255  $    3,105,618  $   5,020,248  $   1,691,340  $    3,328,908
                         =============  =============  ==============  =============  =============  ==============

     Casino contracts represent the Company's renewable agreements with Native
       American owned gaming establishments to operate in those establishments for initial terms of one to five years. Casino contracts have historically been renewed by gaming establishments and are amortized using the straight-line method over seven years. The non-compete agreements with members of management are amortized using the straight-line method over five years. Customer lists relate to core customers that rely on the use of the Company's facilities and have been fully amortized. Trade names consist of the CHEX SERVICES and FAST FUNDS names, which are believed to be readily identified and known in the marketplace by customers. Trade names are considered to have an indefinite life and are therefore not amortized. Other assets primarily represent long-term deposits and deferred loan costs.

     Loan costs are amortized over the terms of the related loans, which range from nine to forty-five months.

     Aggregate amortization expense for intangible assets was $735,400, $740,000 and $876,755 for the years ended December 31, 2004, 2003 and 2002, respectively. Estimated amortization expense for intangible assets for each of the following succeeding years is as follows:

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

5.   GOODWILL, INTANGIBLE AND OTHER ASSETS (CONTINUED):

                 Year                            Amount
             --------------                 ---------------
                 2005                        $      664,000
                 2006                               659,000
                 2007                               600,000
                 2008                               551,000

6.   CONVERTIBLE PROMISSORY NOTES, NOTES PAYABLE AND LONG-TERM DEBT:

     Convertible promissory notes, notes payable and long-term debt at December
       31, 2004 and 2003, consist of the following:
                                                         2004           2003
                                                     -----------    -----------
     Convertible promissory notes:

     Convertible promissory notes; interest at
       9.5%, net of discounts [A]                    $   185,335    $
                                                     ===========    ===========

     NOTES PAYABLE:

     Notes payable to individuals; interest rates
       ranging from 9% to 15%; interest and
       principal payable monthly or quarterly; the
       notes are unsecured and mature on various
       dates through December 2005; the notes are
       subject to repayment with ninety days
       notice at the option of the holder;
       subsequent to December 31, 2004, the
       Company repaid $168,000 of these notes
       payable                                       $11,402,602    $10,692,177
                                                     ===========    ===========
     LONG-TERM DEBT:

     Note payable to Equitex, net of discount [B]    $ 3,989,446

     Convertible promissory notes; interest at 5%
       [C]                                               200,000

     Notes payable to bank; interest at prime plus
       .25%; repaid in June 2004                                    $   150,000

     Obligations under capital leases; imputed
       interest rates ranging from 6.5% to 7%; due
       at various dates through October 2007;
       collateralized by equipment                       169,787         88,970
                                                     -----------    -----------
                                                       4,359,233        238,970
     Less current portion                             (1,315,217)      (201,727)
                                                     -----------    -----------

     Long-term debt, net of current portion          $ 3,044,016    $    37,243
                                                     ===========    ===========

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

6.   CONVERTIBLE PROMISSORY NOTES, NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED):

     LONG-TERM DEBT (CONTINUED):

     The weighted average interest rate on short-term borrowings was 10.5%, 9.8% and 10.5% in 2004, 2003 and 2002, respectively.

     Aggregate maturities of long-term debt for each of the following succeeding years are as follows:

                 Year                            Amount
             --------------                 ---------------
                 2005                       $     1,315,217
                 2006                             1,375,755
                 2007                             1,668,261

     At December 31, 2003, the Company had a bank overdraft of $2,497,766 outstanding with a bank. Interest on the overdraft was charged at 4.5%. In March 2004, Chex paid the amount due on the overdraft with funds received in a $5 million debt financing, as discussed below.

      [A] In December 2004, FFFC closed on $1,774,064 of unsecured convertible promissory notes (the "Convertible Notes") with various note holders (the "Holders"). The Convertible Notes carry a stated interest rate of 9.5% per annum, have a 9-month term and are convertible at the Holders' option, including any unpaid interest, into shares of FFFC common stock at $1.00 per share for a three-year period commencing on the due date. The Convertible Notes may be prepaid at any time, in whole or in part and from time to time without premium or penalty, provided however that the Company may not make any prepayments unless at least 50% of the outstanding amount due on the $5 million notes (discussed below) have been paid. At this time, it is uncertain whether the Company will prepay the Convertible Notes. The Holders also received warrants to purchase 1,774,064 shares of FFFC common stock at an exercise price of $2.00 per share.

           The proceeds from the Convertible Notes have been allocated between the estimated fair value of the warrants and the beneficial conversion features based on their respective estimated fair values. The warrants were valued at approximately $113,100 based upon the Company's assumption that the market interest rate for a similar convertible note without the warrants and the beneficial conversion features would be approximately 18%. Therefore $113,100 of the total proceeds was allocated to the warrants. The Company reduced the carrying value of the Convertible Notes for this amount, with an offset to additional paid-in capital, and is amortizing this discount as additional interest expense over the nine-month term of the Convertible Notes. Accordingly, $12,135 is included in interest expense during the year ended December 31, 2004. The beneficial conversion features were valued at $1,660,967 as the intrinsic value of the beneficial conversion features is limited to the total amount of the proceeds received, net of the amount allocated to the warrants. The Company reduced the carrying value of the Convertible Notes for this amount, with an offset to additional paid-in capital, and is amortizing this discount as additional interest expense to the date first convertible by the Holder's, which is 9 months. Accordingly, $173,200 is included in interest expense during the year ended December 31, 2004.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

6.   CONVERTIBLE PROMISSORY NOTES, NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED):

           The Company also paid $137,925 to an advisory firm in connection with the transaction, which was recorded as deferred loan costs and is being amortized over the nine-month term of the Convertible Notes. Accordingly, $14,261 is included in general and administrative expense for the year ended December 31, 2004.

     [B] In March 2004, Equitex closed on $5,000,000 of convertible promissory notes (the "Notes") with two financial institutions (the "Lenders"). The proceeds from the Notes were forwarded to Chex. The Notes carry a stated interest rate of 7% per annum and have a 45-month term. Interest-only payments were due and paid from April 2004 through June 2004. Beginning in July 2004, principal and interest payments amortize over the remaining 42-month period. The Notes are senior to all other debt of the Company and are collateralized by all assets of Chex as defined in the security agreement. In connection with the closing, Equitex entered into a $5,000,000 secured promissory note (the "Chex Note") agreement with Chex. Interest and payment terms of the Chex Note are identical to those set forth in the Notes.

           The Notes are convertible into common stock of Equitex, and Equitex has the right to make any monthly payment of principal and interest in shares of its common stock. Any payments made by Equitex in shares of its common stock are to be issued based on 85% of the average bid price for 20 trading days prior to the payment due date. Any beneficial conversion features will be recorded in earnings of the Company (allocated by Equitex) at the time of conversion, as the number of shares the Lenders will receive is not known until the payment in shares occurs.

           The Lenders also received warrants to acquire up to 133,334 shares of Equitex's common stock at an exercise price of $9.00 per share. In June 2004, Equitex reduced the exercise price of these warrants to $7.65. In August 2004, Equitex reduced the exercise price of these warrants to $4.26. These warrants, inclusive of the additional allocation resulting from the reduced exercise prices, were valued at $461,200 based upon the Black-Scholes option-pricing model, and therefore $461,200 of the total proceeds were allocated to the warrants, resulting in an imputed interest rate of 7.5%. Equitex allocated the value of these warrants to Chex; therefore, the Company reduced the carrying value of the Notes for this amount and is amortizing the discount to interest expense over the 45-month term of the Note. Accordingly, Chex has recorded $92,367 as interest expense during the year ended December 31, 2004.

           In addition, in March 2004, warrants to acquire up to 50,000 shares of Equitex's common stock were issued to an advisory firm in connection with the transaction. These warrants were valued at $164,700 based upon the Black-Scholes option-pricing model. The Company also paid cash of $320,000 for legal services and finders' fees in connection with the transaction. Equitex allocated the value of these warrants to Chex. The cash paid and the values of these warrants were recorded as deferred loan costs and the Company is amortizing these costs over the 45-month term of the Notes. Accordingly, $107,710 is included in general and administrative expense for the year ended December 31, 2004.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

6.   CONVERTIBLE PROMISSORY NOTES, NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED):

     [C] In connection with the June 7, 2004 Merger Agreement, the Company received $400,000 in exchange for convertible promissory notes. The notes are convertible into 4,000,000 shares ($0.10 per share) of FFFC common stock upon the occurrence of certain future events, and bear interest at 5% per annum. Unless converted, any outstanding balance of principal and interest is due in April 2007. On June 29, 2004, an advisory agreement between Chex and the financial advisor was executed (Note 7). As a result, 25% ($100,000) of the notes were converted into 1,000,000 shares of FFFC common stock. An additional 25% ($100,000) was converted in August 2004 upon an independent director being added to the FFFC board of directors and the satisfaction of certain other criteria. The remaining 50% ($200,000) is to convert into 2,000,000 shares of FFFC common stock upon FFFC's execution of a definitive merger agreement or acquisition of an entity having not less than $10,000,000 in revenue. The conversion of the note is deemed to be beneficial as the note converts to common stock of FFFC at $0.10 per share (the estimated fair value of FFFC's common stock was determined to be $1.00 per share on the date of closing). The intrinsic value of the beneficial conversion feature is limited to the amount of the proceeds allocated to the convertible note; therefore the value of the convertible feature was determined to be $400,000. In connection with each of the conversions of a 25% portion of the note to common stock, the Company recorded an additional $100,000 of interest expense related to the beneficial conversion feature. Accordingly, $200,000 has been recorded as additional interest expense during the year ended December 31, 2004. As the remaining 50% of the conversion feature is contingent upon the occurrence of future events, it will be recorded in earnings when converted.

7.   COMMITMENTS AND CONTINGENCIES:

     OPERATING LEASES:

     The Company leases its corporate facilities under a non-cancelable operating lease for approximately $6,000 per month through March 2006, at which time the leases expires. Pursuant to this lease, the Company is required to pay its pro-rata share of taxes, operating expenses and improvement costs. Also, beginning in July 2004, FFI began leasing office space in London for approximately $6,700 per month. This lease expires in July 2005. In August 2004, FFFC began leasing office space in Chicago, Illinois for approximately $6,000 per month on a month-to-month basis. In March 2005, the Chicago lease was terminated.

     The Company also leases office space pursuant to non-cancelable operating leases that expire through March 2006.

     Future minimum lease payments due under non-cancelable operating leases as of December 31, 2004, are as follows:

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

7.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

     OPERATING LEASES (CONTINUED):

                   Years ending
                   December 31,                      Amount
                   ------------                  -------------
                      2005                       $     114,000
                      2006                              19,000
                                                 -------------
                                                 $     133,000
                                                 =============

     Total rent expense under operating leases was $197,542, $131,390 and $128,252 for the years ended December 31, 2004, 2003 and 2002 respectively.

     EMPLOYMENT CONTRACTS:

     The Company has a salary continuation plan for one of its employees.
       Pursuant to the plan, this individual is guaranteed two years of salary (approximately $68,000 at December 31, 2004), in the event that the Company is sold and employment is terminated under certain circumstances.

     As of December 31, 2004, the Company has employment agreements with four of its employees which expire at various dates through February 2006. Pursuant to the agreements, if terminated for other than an egregious act, the employees are to continue to receive their annual compensation through the term of the agreement, aggregating to approximately $273,000 at December 31, 2004. The amounts would be paid in monthly installments over the duration of the contract.

     In 2002, the Company terminated one of its employees under an employment agreement. In July 2002, the Company and the former employee entered into a settlement agreement and mutual release, in which the Company paid the former employee $65,000, which was charged to operating expense in 2002.

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

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

7.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

     CASINO CONTRACTS (CONTINUED):

     As of December 31, 2004 and 2003, the Company has recorded $268,929 and
       $182,498, respectively, of prepaid amounts on casino contracts and has recorded $574,516 and $587,099, respectively, of accrued liabilities on casino contracts.

     Pursuant to the contracts, the Native American owned casinos have not waived their sovereign immunity.

     EMPLOYEE BENEFIT PLAN:

     In January 2003, the Company adopted a 401(k) retirement plan (the "Plan"), which covers defined eligible employees of Chex. Eligible employees are able to contribute a portion of their compensation to the Plan, subject to an annual Internal Revenue Service deferral limit. Employee contributions are 100% vested when made. Company contributions are discretionary. During 2004 and 2003, Chex made matching contributions of 100% on the first 3% of employee deferrals and 50% on employee deferrals between 3% and 5%. Contribution expense was approximately $83,000 and $88,000 for the years ended December 31, 2004 and 2003, respectively.

     LITIGATION:

     In April 2004, the Company and Equitex executed a settlement agreement with Cash Systems, Inc. ("Cash Systems") pursuant to which the Company paid Cash Systems $125,000 for expenses related to an Agreement and Plan of Merger ("APM"), which was terminated in December 2003. As part of the settlement agreement, Cash Systems paid Chex approximately $476,000 for commissions owed to Chex by Cash Systems. In April 2004, both the Company and Cash Systems agreed to mutually release each other from further liability related to the APM and the Seminole Tribe termination in January 2004; however, the Company retained the right to legal action against Native American Cash Systems Florida, Inc. (NACSF), Native American Cash Systems, Inc. (NACS) and its President, for the wrongful termination of the Seminole Tribe casino contracts. In February 2005, Equitex and Chex reached a tentative settlement agreement with NACSF, NACS and its President under which all the parties agreed to dismiss their claims against each other and exchange mutual releases. It is anticipated that this agreement will end litigation.

     In March 2004, Chex commenced a lawsuit in Hennepin County, Minnesota demanding repayment of $2,000,000, plus a $1,000,000 termination fee, accrued interest and other fees, due from iGames under a term note executed in January 2004. In addition, in March 2004, the Company commenced a lawsuit in Delaware state court (New Castle County) relative to the termination of the Stock Purchase Agreement ("SPA"). iGames has asserted that it is entitled to approximately $3.3 million in damages. All of the matters have since been consolidated so that all of the disputes are being heard before the United States District Court for the District of Delaware. The Company is confident that its claims in litigation will be upheld, and management believes that the claims made by iGames lack merit. The Company intends to vigorously prosecute its claims and defend against iGames' claims.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

7.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

     LITIGATION (CONTINUED):

     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on consolidated results of operations, financial position or cash flows of the Company.

     CONSULTING AGREEMENTS:

     In May 2004, Chex entered into a consulting agreement with a financial advisor to provide assistance in the placement of debt or equity financing with prospective investors and facilitating future merger, acquisition and strategic partnerships on behalf of the Company. The term of the agreement is two years and requires the Company to pay a total of $240,000 to the financial advisor in monthly installments of $10,000 each month. Additionally, the advisor is to receive a fee if the advisor is successful in completing a debt or equity financing for or on behalf of the Company. Pursuant to the agreement and in connection with the December 2004 closing on $1,774,064 of convertible promissory notes issued by FFFC, the advisory firm earned fees of $101,925. The Company paid $62,000 of the fee and recorded a liability of $39,925 as of December 31, 2004 to the advisory firm, which was paid in February 2005.

     In July 2004, FFIL entered into a twelve-month agreement with a third party consultant who is to provide sales, program and business development, and consulting services for FFFC's International operations. Under the terms of the agreement, FFIL is required to pay the consultant approximately $15,800 per month as an advance against future commissions earned by the consultant. The consultant will be entitled to a 10% commission on all sales generated. In addition, the consultant is to earn a minimum of 3% of the acquisition value if the Company closes on an acquisition introduced by the consultant. The agreement can be terminated by either party subject to not less than three months written notice.

     In August 2004, Chex entered into a six-month consulting agreement with a business advisor to provide management services to assist FFFC to establish operations in Canada, as well as to identify acquisition prospects in Canada, the United States and abroad. Under the terms of the agreement, FFFC was required to pay $10,000 per month, plus pre-approved expenses. The agreement terminated in January 2005 and was not renewed.

     In September 2004, FFFC entered into a non-exclusive financial advisory and investment banking services agreement with a third party. The third party is to provide strategic direction to the Company and to identify and assist the Company in specified transactions, as defined. FFFC agreed to pay a fee if the advisor is successful in the closing of a transaction as defined in the agreement. Pursuant to the agreement and in connection with the December 2004 closing of $1,774,064 of convertible promissory notes issued by FFFC, the advisor earned fees of $36,000, which were included in accrued expenses at December 31, 2004.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

7.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

     CONSULTING AGREEMENTS (CONTINUED):

     In October 2004, the Company entered into a management services agreement on a month-to-month basis with a third party consultant. The consultant provides general administrative and management services to FFFC, as well as develops and implements consumer financial services products. These products include the FFFC kiosk and stored-value card programs. FFFC is required to pay the consultant $10,000 per month. Additionally, FFFC is to pay a monthly revenue participation fee at the rate of 10% of gross revenues received from sales of its kiosk and stored-value card programs after deducting all third party costs. As of December 31, 2004, there were no revenues generated.

8.   OTHER RECEIVABLES, AFFILIATES:

     Through December 31, 2003, Chex made net advances of $219,409 to Denaris
       Corporation ("Denaris"), a majority owned subsidiary of Equitex. During the year ended December 31, 2004, Chex made additional net advances of $31,103, resulting in a receivable balance of $250,512 as of December 31, 2004. At December 31, 2004, this receivable is presented as a reduction in stockholders' equity based on management's evaluation of repayment intentions (Note 10). These receivables are non-interest bearing, unsecured and due on demand.

9.   INCOME TAXES

     The operations of the Company for periods subsequent to the acquisition of the Company by Equitex and through August 2004, at which time Equitex's ownership interest fell below 80% are included in consolidated federal income tax returns filed by Equitex. Subsequent to August 2004 the Company will file a separate income tax return. For financial reporting purposes, the Company's provision for income taxes has been computed on the basis that the Company files a separate income tax return for each year presented. For periods subsequent to the Equitex acquisition, the Company did not make any federal tax payments. Rather, calculated federal tax liabilities owed by the Company were recorded as a contribution of capital from Equitex through December 31, 2003.

     During the quarter ended June 30, 2004 management assessed the realization of its deferred tax assets. Based on this assessment it was determined to be more likely than not that the Company's deferred tax assets will not be realizable, and the Company determined that a valuation allowance was required. Accordingly, the Company's valuation allowance was increased by $473,000, which resulted in an increase to the provision for income taxes of the same amount.

     Income tax expense (benefit), for the years ended December 31, 2004, 2003 and 2002, is as follows:

                                        2004             2003            2002
                                   ------------    ------------    ------------
         Current:
             Federal                               $     87,000    $    485,000
             State                 $     48,889          38,000         105,000
                                   ------------    ------------    ------------
                                         48,889         125,000         590,000
                                   ------------    ------------    ------------

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

9.   INCOME TAXES (CONTINUED):

                                       2004             2003           2002
                                   ------------    ------------    ------------
         Deferred:
             Federal                                     54,000       (175,000)
             State                                        8,000        (45,000)
             Valuation allowance        473,000               -       (315,000)
                                   ------------    ------------    ------------
                                        473,000          62,000       (535,000)
                                   ------------    ------------    ------------
                                   $    521,889    $    187,000    $     55,000
                                   ============    ============    ============

     The following is a summary of the Company's deferred tax assets at December
       31, 2004 and 2003 (the Company has no deferred tax liabilities):

                                                        2004            2003
                                                    -----------     -----------
               Deferred tax assets (current):
                  Net operating loss carryforwards                  $    85,000

               Deferred tax assets (long-term):
                  Net operating loss carryforwards  $    822,000
                  Allowance for loan losses              601,000        388,000
                  Stock-based compensation                96,000
                  Non-cash interest expense              182,000
                                                    ------------    -----------
                                                       1,701,000        473,000

               Less valuation allowance               (1,701,000)
                                                    -------------   -----------
               Total deferred tax assets            $               $   473,000
                                                    ============    ===========

     A reconciliation between the expected tax expense (benefit) computed at the federal income tax rate of 34% and the effective tax rate for the years ended December 31, 2004, 2003 and 2002, respectively, are as follows:

                                             2004       2003          2002
                                           --------   --------     ---------
       Statutory federal income tax rate      (34%)      (34%)           34%
       State taxes, net of federal income
         tax                                   (4%)       (4%)            4%
       Effect of change in valuation
         allowance                              50%        98%         (31%)
                                           --------   --------     ---------
                                                12%        60%            7%
                                           ========   ========     =========

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

9.   INCOME TAXES (CONTINUED):

     At December 31, 2004, the Company had net operating loss carryforwards for federal income tax purposes of approximately $2,163,000, expiring at various dates through 2024. The utilization of the carryforwards is dependent upon the ability to generate sufficient taxable income during the carryforward period. In addition, the availability of these net operating loss carryforwards to offset future taxable income may be significantly limited due to ownership changes as defined in the Internal Revenue Code.

10.  STOCKHOLDERS' EQUITY:

     COMMON STOCK:

     In 2004, FFFC issued a total of 2,000,000 shares of common stock in exchange for two 25% conversions of convertible notes of $400,000 issued in connection with the June 7, 2004 Merger Agreement.

     In November 2004, FFFC issued 50,000 shares of common stock upon the exercise of 50,000 warrants at $0.10 per share for proceeds of $5,000. FFFC also issued 53,957 shares of common stock upon the cashless exercises of warrants to purchase 55,000 shares.

     STOCK OPTIONS:

     In July 2004, FFFC's board of directors authorized the 2004 Stock Option
       Plan (the "Plan"). The Company has reserved up to 1,800,000 shares of Company common stock to be issued under the Plan. As of December 31, 2004 no options have been granted.

     INVESTMENT IN PARENT COMPANY:

     At December 31, 2004 and 2003, the Company has an investment in common stock of Equitex. This investment is presented as a component of stockholders' equity in a manner similar to that of treasury stock. The following table summarizes the activity of this investment.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

10.  STOCKHOLDERS' EQUITY (CONTINUED):

                                                             2004                     2003
                                                    ---------------------    ---------------------
                                                     Shares        Cost       Shares        Cost
                                                    --------    ---------    --------    ---------
     Common stock:
      Beginning balances                             221,453    $ 611,680      63,751    $ 216,714
      Shares purchased                                17,250      113,625      87,500      312,050
      Shares received upon Equitex conversion
       of preferred stock and unpaid dividends                                274,535      658,884
     Shares sold                                    (228,050)    (745,247)   (204,333)    (575,968)
     Shares returned to Chex in exchange for stock
       subscription receivable                        83,333      350,000
     Shares distributed to third parties on behalf
       of Equitex, in exchange for an Equitex
       receivable                                     (7,500)     (21,570)
                                                    --------     --------    --------    ---------
     Ending balances                                  86,486      308,488     221,453      611,680
                                                    --------     --------    --------    ---------
     Preferred stock:
      Beginning balance                                                           650      650,000
      Shares converted to common stock                                           (650)    (650,000)
                                                    --------    ---------    --------    ---------
     Ending balances
                                                    --------    ---------    --------    ---------
     Total                                            86,486    $ 308,488     221,453    $ 611,680
                                                    ========    =========    ========    =========

     Purchases of Equitex common and preferred stock are stated at cost. Sales of Equitex common stock are removed from the investment account at the weighted average cost of the total shares outstanding, and the difference between the sales price and cost of the shares sold is classified as additional paid-in capital. The Company sold 228,050 and 204,333 shares of Equitex common stock for cash proceeds of $352,004 and $919,514 respectively, during the years ended December 31, 2004 and 2003.

     On January 5, 2005, pursuant to Equitex's annual meeting of its stockholders, the stockholders approved a one share for six shares (1 for 6) reverse split of its common stock. After the reverse split, Equitex has approximately 6 million shares outstanding at December 31, 2004. All shares of Equitex common stock owned by the Company have been restated in prior periods to reflect the reverse split.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

10.  STOCKHOLDERS' EQUITY (CONTINUED):

     NOTES, ADVANCES AND INTEREST RECEIVABLE FROM RELATED PARTIES:

     Chex has notes receivable due from Equitex and Denaris under various loan agreements. In addition, Chex has made advances to Equitex and Denaris to fund their operations. In accordance with SEC SAB No. 9, ALLOCATION OF EXPENSES AND RELATED DISCLOSURE IN FINANCIAL STATEMENTS OF SUBSIDIARIES, DIVISIONS OR LESSOR BUSINESS COMPONENTS OF ANOTHER ENTITY, certain expenses paid by Chex on behalf of Equitex have been debited (charged) to the receivables. General and administrative expenses, the fair value of warrants issued to purchase Equitex common stock and deferred loan costs allocated by Equitex to Chex totaling $716,900 for the year ended December 31, 2004, and general and administrative expenses of $303,000 and income taxes payable offset with Equitex's losses totaling $87,000 for the year ended December 31, 2003, have been credited to additional paid-in capital as a contribution of capital by Equitex. These transactions include the allocation of certain operating expenses from Equitex to Chex, as well as certain capitalized costs relating to the $5,000,000 promissory note that have been allocated from Equitex to Chex.

     At December 31, 2003, the Company offset income taxes payable of $535,000 against notes and advances due from Equitex. During 2003, Equitex forgave payment of the $535,000 by Chex to Equitex. Therefore, notes and advances due from Equitex were increased by $535,000 with an offset credit to additional paid-in capital in 2003 to account for this transaction as a contribution of capital by Equitex.

     The following table summarizes the activity for the years ended December
       31, 2004 and 2003.

                                                                      2004              2003
                                                                  -----------       ------------

         Beginning principal balances                             $ 1,944,785       $   540,760
         Cash advances                                              1,125,000         1,111,655
         Cash repayments                                                               (595,000)

         Capital contribution for 2002 income taxes                                     535,000
         Chex cash disbursements allocated to Equitex                 332,833           352,370
         Reclassification of other receivables due from Denaris       250,512
         Reclassification of notes receivable from an officer
           of Chex                                                    485,936
         Distribution of Equitex common stock held by
           Chex to third parties in exchange for receivable
           from Equitex                                                50,750
                                                                  -----------       -----------
                                                                    4,189,816         1,944,785
         Interest receivable, including reclassification of
           interest from an officer of Chex of $61,066 (2004)         553,461           166,483
                                                                  ------------      -----------
         Ending balances                                          $ 4,743,277       $ 2,111,268
                                                                  ===========       ===========

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

10.  STOCKHOLDERS' EQUITY (CONTINUED):

     NOTES, ADVANCES AND INTEREST RECEIVABLE FROM RELATED PARTIES (CONTINUED):

     The above balances at December 31, 2004 and 2003 are presented as a reduction of stockholders' equity on the accompanying consolidated balance sheets. The principal balance at December 31, 2004 is comprised of $1,087,762 due from Denaris, $2,616,118 due from Equitex and $485,936 due from an officer of Chex. The principal balance at December 31, 2003 is comprised of $837,250 due from Denaris and $1,107,535 due from Equitex. The Denaris receivables at December 31, 2004 and 2003 are in the form of promissory notes and advances, $325,000 of which bear interest at 10% per annum and $512,250 which bear interest at 12% per annum. The notes are collateralized by a pledge by Equitex of 1,000,000 shares 166,667 shares of Equitex common stock. The Equitex receivables are in the form of promissory notes and advances, which bear interest at 10% per annum. The notes and advances are collateralized by a pledge of 700,000 shares of FFFC common stock owned by Equitex. The notes receivable from an officer of Chex are due on demand and the Company is no longer accruing interest on these notes due to uncertainty as to collection. The notes are collateralized by unregistered shares of Equitex common stock.

     STOCK SUBSCRIPTION RECEIVABLE:

     In December 2003, Chex sold 166,667 shares of Equitex common stock in exchange for $200,000 cash and an $800,000 promissory note. The note is presented as a reduction of stockholders' equity at December 31, 2003. The note had an interest rate of 7% per annum and was originally payable in three installments of principal and interest through June 30, 2004. The promissory note was collateralized by a pledge agreement, which granted Chex a security interest in up to 700,000 of the purchased shares. A payment of $200,000 was received during the year ended December 31, 2004.

     In June 2004, the Company reached an agreement with the note holder to return 83,333 shares of Equitex common stock in full payment of the remaining $600,000 receivable. Since the market price of the 83,333 shares of common stock on the date of the agreement was approximately $350,000, the Company reduced the receivable by $250,000 and charged equity (additional paid-in capital). The 83,333 shares were returned to Chex during the third quarter of 2004.

     In August 2004, the Company issued 40,000 shares of FFFC common stock to a convertible note holder in exchange for a stock subscription receivable. In February 2005, 15,000 of the shares were returned to the Company.

     STOCK PURCHASE AGREEMENT:

     In August 2004, FFFC entered into a Stock Purchase Agreement (the "SPA") with Seaside Investments PLC ("Seaside"), a corporation organized under the laws of England and Wales. Seaside is an open-end diversified investment fund holding securities from numerous small-cap companies. Under the terms of the SPA, FFFC, upon closing, was to sell and issue 800,000 shares of its common stock to Seaside in exchange for 1,321,440 shares of Seaside. The shares of FFFC and Seaside were being held in escrow. The execution of the transaction, including the delivery of FFFC's 800,000 shares of common stock and receipt by FFFC of 1,321,440 shares of Seaside was dependent upon the Seaside shares being accepted for trading on the London Stock Exchange, PLC.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

10.  STOCKHOLDERS' EQUITY (CONTINUED):

     STOCK PURCHASE AGREEMENT (CONTINUED):

       If the Seaside shares were accepted for trading, FFFC would have been allowed to sell 10% of its Seaside shares on a monthly basis and would of have to utilize at least 75% of such proceeds to reduce its obligations on the $5,000,000 convertible promissory note described in Note 6.

     In January 2005, FFFC terminated the SPA due to the failure of Seaside to effectuate the listing of their shares as required by the SPA. The Company incurred no early termination penalties as a result of the termination and the shares that were being held in escrow will be cancelled and returned to the authorized but unissued shares of common stock of the Company.

11.  BUSINESS CONCENTRATIONS:

     The Company's operations are not concentrated in any specific geographic region, but are tied to the Native American gaming industry. The Company generated its fee income from contracts with Native American Tribes for the years ended December 31, 2004, 2003 and 2002, as follows:

                                        Number of locations                Percent of fees
                                  -------------------------------  -------------------------------
                                    2004       2003       2002        2004      2003       2002
                                  ---------  ---------  ---------  ---------  ---------  ---------

       Native American Tribe A            2          2          2        22%        16%        13%
       Native American Tribe B            -          -          3          -          -         7%
       Native American Tribe C            3          1          1        11%         9%         9%
       Native American Tribe D            -          5          5          -        23%        18%
       Native American Tribe E            3          2          2        13%        10%         7%
                                  ---------  ---------  ---------  ---------  ---------  ---------
                                          8         10         13        46%        58%        54%
                                  =========  =========  =========  =========  =========  =========

     [A] Effective November 2002, the contract with Native American Tribe B was terminated.

     [B] Effective January 2004, the contract with the Native American Tribe D, was terminated.

12.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

     Selected unaudited quarterly financial data for the years ended 2004 and 2003 is summarized as follows:

                                                                               2004 quarters
                                                       -----------------------------------------------------------
                                                            First         Second           Third         Fourth
                                                           quarter      quarter (a)       quarter      quarter (b)
                                                       -------------   ------------   -------------  -------------
     Revenues                                          $   3,463,103   $  3,458,260   $  4,308,684   $   4,003,688
     Location gross margin                                 1,005,758        897,858      1,102,862         935,747
     Net loss                                               (296,032)    (1,694,194)      (815,244)     (1,982,524)
     Basic and diluted loss per common share (c)               (0.04)         (0.22)         (0.08)          (0.20)

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

12.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED):

                                                                                   2003 quarters
                                                           -----------------------------------------------------------
                                                                First         Second           Third         Fourth
                                                               quarter      quarter (a)       quarter      quarter (d)
                                                           -------------   ------------   -------------  -------------
     Revenues                                              $   4,573,949   $  4,545,488   $   4,825,043  $   4,156,308
     Location gross margin                                     1,594,222      1,406,698       1,378,283      1,011,349
     Net income (loss)                                           155,079        106,732          26,653       (793,454)
     Basic and diluted income (loss) per common share (c)           0.02           0.01               *          (0.10)

     *Amount is less than $0.01 per share.

(a) Includes an increase in the valuation allowance for deferred tax assets of $473,000 and $252,000 if stock-based compensation.

(b) Includes $236,500 recorded as a valuation allowance on a note receivable and $173,200 recorded as interest expense for beneficial conversion features on convertible promissory notes.

(c) The sum of earnings per share for the four quarters may differ from the annual earnings per share due to the required method of computed weighted average number of shares in the respective periods.

(d) Includes approximately $256,000 recorded as a discount on a note receivable due from a customer, approximately $241,000 to increase the allowance on notes receivable and $143,000 of allocating expenses to Chex from Equitex.