Form 10-Q
period 2005-03-31
FASTFUNDS FINANCIAL CORP
filed 2005-05-16
CIK 779956

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2005


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock outstanding at May 10, 2005: 10,513,672

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES


PART I   FINANCIAL INFORMATION                                             Page
                                                                          ------
        Item 1.  Financial statements:

                 Condensed consolidated balance sheets -
                 March 31, 2005 (unaudited) and December 31, 2004              2

                 Condensed consolidated statements of operations-
                 three months ended March 31, 2005 and 2004 (unaudited)        3

                 Condensed consolidated statement of changes
                 in stockholders' equity - three months ended
                 March 31, 2005 (unaudited)                                    4

                 Condensed consolidated statements of cash flows -
                 three months ended March 31, 2005
                 and 2004 (unaudited)                                          5

                 Notes to condensed consolidated
                 financial statements                                     6 - 17

        Item 2.  Management's discussion and analysis of financial
                 condition and results of operations                     18 - 24

        Item 3.  Quantitative and qualitative disclosures of market risk      25

        Item 4.  Disclosure controls and procedures                           26

PART II  OTHER INFORMATION

        Item 1.  Legal proceedings                                            26

        Item 2.  Changes in securities and use of proceeds                    26

        Item 3.  Defaults upon senior securities                              26

        Item 4.  Submission of matters to a vote of security holders          26

        Item 5.  Other information                                            26

        Item 6.  Exhibits and reports on Form 8-K                             27

                 Signatures                                                   28

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             March 31,     December 31,
                                                                               2005            2004
                                                                           ------------    ------------
                                                                           (unaudited)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                              $  8,332,737    $  8,438,341
    Accounts receivable,  net                                                   582,859       1,010,518
    Prepaid and other assets                                                    369,327         499,254
    Current portion of notes, advances and interest receivable including
       related parties of $7,900 (2005 and 2004) (Note 3)                       357,291          61,900
                                                                           ------------    ------------
          Total current assets                                                9,642,214      10,010,013
                                                                           ------------    ------------

Notes and interest receivable, including related parties of $253,016
    (2005) and $247,890 (2004), net of current portion (Note 3)               2,440,126       2,640,391
Property and equipment, net                                                   1,275,520       1,322,737
Intangible and other assets, net (Note 4)                                     2,862,803       3,105,618
Goodwill (Note 4)                                                             5,636,000       5,636,000
                                                                           ------------    ------------
                                                                             12,214,449      12,704,746
                                                                           ------------    ------------
                                                                           $ 21,856,663    $ 22,714,759
                                                                           ============    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                       $    191,020    $    323,949
    Accrued expenses                                                          1,636,421       1,483,468
    Convertible and other promissory notes and current portion of long-term debt, including related party of $105,105
       2005 and 2004) (Note 5)                                               13,441,412      12,903,154
                                                                           ------------    ------------
          Total current liabilities                                          15,268,853      14,710,571

Long-term debt, net of current portion (Note 5)                               2,710,388       3,044,016
                                                                           ------------    ------------
                                                                             17,979,241      17,754,587
                                                                           ------------    ------------
Commitments and contingencies (Note 6)

Stockholders' equity (Note 7):
    Preferred stock, $.001 par value; 5,000,000 shares authorized;
       no shares issued and outstanding
    Common stock, $.001 par value; 250,000,000 shares
       authorized; 10,413,627 (2005) and 10,428,627 (2004) shares
       issued and outstanding                                                    10,414          10,429
    Additional paid-in capital                                               14,923,960      15,054,695
    Stock subscription receivable                                              (135,000)       (216,000)
    Investment in Equitex, Inc.                                                 (14,905)       (308,488)
    Notes, advances and interest receivable, related parties                 (4,839,527)     (4,743,277)
    Accumulated deficit                                                      (6,067,520)     (4,837,187)
                                                                           ------------    ------------
          Total stockholders' equity                                          3,877,422       4,960,172
                                                                           ------------    ------------
                                                                           $ 21,856,663    $ 22,714,759
                                                                           ============    ============

See notes to condensed consolidated financial statements.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

             THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

                                                                 2005            2004
                                                             ------------    ------------
Fee revenue                                                  $  4,414,143    $  3,463,103
                                                             ------------    ------------
Location expenses:
     Fees to casinos                                            1,495,591       1,166,148
     Salaries and benefits                                        795,417         774,033
     Processing fees                                              403,961          67,810
     Returned checks                                              214,058          98,003
     Selling, general and administrative                          333,712         324,906
                                                             ------------    ------------
           Total location expenses                              3,242,739       2,430,900
                                                             ------------    ------------
           Location gross margin                                1,171,404       1,032,203
                                                             ------------    ------------
Corporate operating expenses:
     Salaries and benefits                                        589,510         509,631
     Selling, general and administrative                          598,854         407,740
     Amortization of intangible and other assets (Note 4)         246,815         195,771
                                                             ------------    ------------
           Total corporate operating expenses                   1,435,179       1,113,142
                                                             ------------    ------------
Loss from operations                                             (263,775)        (80,939)
                                                             ------------    ------------
Other income (expense):
     Interest expense, including related party interest of
        $77,509 (2005) and $30,978 (2004)                      (1,056,438)       (327,486)
     Interest income, including related party interest of
        $97,795 (2005) and $58,471 (2004)                          97,880         118,393
                                                             ------------    ------------
           Total other expense                                   (958,558)       (209,093)
                                                             ------------    ------------
Loss before income taxes                                       (1,222,333)       (290,032)
Income tax expense                                                 (8,000)         (6,000)
                                                             ------------    ------------
Net loss                                                     $ (1,230,333)   $   (296,032)
                                                             ============    ============
Basic and diluted net loss per share                         $      (0.12)   $      (0.04)
                                                             ============    ============
Weighted average number of common
     shares outstanding:
        Basic and diluted                                      10,421,794       7,700,000
                                                             ============    ============

See notes to condensed consolidated financial statements.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                  THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED)

                                                                                             Notes,
                                                                                          advances and
                                                                                          and interest
                                 Common stock        Additional     Stock      Investment   receivable,                    Total
                           ----------------------     paid-in    subscription  in Equitex,    related     Accumulated  stockholders'
                             Shares       Amount      capital     receivable      Inc.        parties       deficit        equity
                           ----------   ---------   -----------   ----------   ----------   -----------   -----------   -----------

Balances, January 1, 2005  10,428,627   $  10,429   $15,054,695   $ (216,000)  $ (308,488)  $(4,743,277)  $(4,837,187)  $ 4,960,172

Return and retirement
 of 15,000 shares of
 common stock in exchange
 for reduction of stock
 subscription receivable
 (Note 7)                     (15,000)        (15)      (80,985)      81,000                                                   --

Sale of Equitex, Inc.
 common stock (Note 7)                                  (49,750)                  293,583                                   243,833

Increase in notes,
 advances and interest
 receivable due from
 related parties (Note 7)                                                                       (96,250)                    (96,250)

Net loss                                                                                                   (1,230,333)   (1,230,333)
                           ----------   ---------   -----------   ----------   ----------   -----------   -----------   -----------

Balances, March 31, 2005   10,413,627   $  10,414   $14,923,960   $ (135,000)  $  (14,905)  $(4,839,527)  $(6,067,520)  $ 3,877,422
                           ==========   =========   =+=========   ==========   ==========   ===========   ===========   ===========

See notes to condensed consolidated financial statements.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)
                                                                                                2004           2005
                                                                                            -----------    -----------
Net loss                                                                                    $(1,230,333)   $  (296,032)
Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                                             383,954        276,374
      Non-cash interest expense                                                                  31,614          7,964
      Recovery of valuation allowance (Note 3)                                                  (90,000)
      Beneficial conversion feature on convertible promissory
        notes payable                                                                           596,380
      Allocated expenses from Equitex, Inc.                                                                    352,000
      Decrease (increase) in assets:
        Accounts receivable                                                                     427,659         (5,561)
        Interest and other receivables                                                          (97,797)      (126,906)
        Prepaid and other assets                                                                129,927       (295,817)
      (Decrease) increase in liabilities:
        Accounts payable                                                                       (132,929)      (143,235)
        Accrued expenses                                                                        152,953         58,983
                                                                                            -----------    -----------
Net cash provided by (used in) operating activities                                             171,428       (172,230)
                                                                                            -----------    -----------
Cash flows from investing activities:
    Purchases of property and equipment                                                         (89,922)       (92,045)
    Repayments on notes receivable                                                                1,080            400
    Advances on notes receivable                                                                 (1,080)    (2,001,816)
                                                                                            -----------    -----------
Net cash used in investing activities                                                           (89,922)    (2,093,461)
                                                                                            -----------    -----------
Cash flows from financing activites:
    Decrease in bank overdraft                                                                              (2,497,766)
    Borrowings on notes and loans payable                                                       460,000      5,830,000
    Repayments on notes and loans payable                                                      (529,000)      (950,000)
    Repayments on long-term debt                                                               (354,363)       (12,932)
    Purchase of Equitex, Inc. common stock                                                                     (24,750)
    Proceeds from sale of Equitex, Inc. common stock                                            243,833        410,012
    Payment of deferred loan costs                                                               (4,000)      (320,000)
    Notes and advances to related parties                                                        (3,580)      (635,544)
                                                                                            -----------    -----------
Net cash (used in) provided by financing activities                                            (187,110)     1,799,020
                                                                                            -----------    -----------
Decrease in cash and cash equivalents                                                          (105,604)      (466,671)
Cash and cash equivalents, beginning of period                                                8,438,341      8,770,842
                                                                                            -----------    -----------
Cash and cash equivalents, end of period                                                    $ 8,332,737    $ 8,304,171
                                                                                            ===========    ===========
Supplemental disclosure of cash flow information:
    Cash paid for interest                                                                  $   408,688    $   273,381
                                                                                            ===========    ===========
    Cash paid for income taxes                                                              $    13,325    $     3,392
                                                                                            ===========    ===========
Supplemental disclosure of non-cash investing and financing activities:
Contribution of capital from Equitex, Inc. for allocated expenses and deferred loan costs                  $   523,100
                                                                                                           ===========

Return and retirement of common stock in exchange for stock subscription receivable         $    81,000
                                                                                            ===========

See notes to condensed consolidated financial statements.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

1.   BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION AND MANAGEMENT'S PLANS:

     BUSINESS:

     FastFunds Financial Corporation ("FFFC") is a holding company operating primarily through its wholly-owned subsidiary Chex Services, Inc. ("Chex", or the "Company"). As discussed below, FFFC was previously organized as Seven Ventures, Inc. ("SVI"). Effective June 7, 2004, Chex merged with SVI's wholly-owned subsidiary, whereby Equitex, Inc., a publicly-traded SEC registrant incorporated in Delaware ("Equitex"), exchanged its 100% ownership of Chex for 93% of SVI's outstanding common stock following the transaction. On June 29, 2004, SVI changed its name to FastFunds Financial Corporation. As of March 31, 2005, Equitex's ownership in FFFC has been reduced to 74%.

      Chex, a Minnesota corporation, provides financial services, primarily check cashing, automated teller machine (ATM) access, and credit card advances to customers primarily at Native American owned casinos and gaming establishments. As of March 31, 2005, the Company operates at 49 establishments. As of March 31, 2005, the Company operated in establishments located in Connecticut, Illinois, Michigan, Minnesota, Nebraska, New Mexico, North Dakota, South Dakota and Wisconsin.

     ORGANIZATION AND BASIS OF PRESENTATION:

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

     As a result of the merger, Chex became a wholly-owned subsidiary of SVI, a publicly-traded shell company. In addition, under the terms of the Merger Agreement, FFFC received $400,000 through the issuance of convertible promissory notes bearing interest at 5% per annum and convertible into four million shares of Company common stock upon the occurrence of certain future events. Through March 31, 2005, $200,000 of the notes have been converted into two million shares of the Company's common stock.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

             THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

1. BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION AND MANAGEMENT'S PLANS (CONTINUED):

     ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED):

     ACQUISITION OF CHEX BY FFFC (FORMERLY SVI) AND BASIS OF PRESENTATION (CONTINUED):

     At the date of the Merger, SVI was a public shell with no significant operations. The acquisition of Chex by SVI was recorded as a reverse acquisition based on factors demonstrating that Chex represents the accounting acquirer. Equitex received 93% of the post-acquisition outstanding common stock of SVI. In addition, at closing, management personnel and the board members of the Company consisted of individuals previously holding positions with Chex and/or Equitex. The transaction is equivalent to the issuance of stock by Chex for the net monetary assets of SVI. The historical stockholder's equity of Chex prior to the exchange was retroactively restated (a recapitalization) for the equivalent number of shares received in the exchange after giving effect to any differences in the par value of the SVI and Chex common stock, with an offset to additional paid-in capital. The restated consolidated accumulated deficit of the accounting acquirer (Chex) has been carried forward after the exchange.

     The interim condensed consolidated financial statements as of and for the three months ended March 31, 2005 and 2004 presented herein include the financial statements of Chex for all periods prior to June 7, 2004 and the financial statements of the consolidated companies from the date of the acquisition forward. All significant intercompany accounts and transactions have been eliminated in consolidation.

     UNAUDITED FINANCIAL STATEMENTS:

     The condensed consolidated balance sheet as of March 31, 2005, the condensed consolidated statements of operations for the three months ended March 31, 2005 and 2004, the statement of stockholders' equity for the three months ended March 31, 2005, and the condensed consolidated statements of cash flows for the three months ended March 31, 2005 and 2004 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for all stated periods have been made. Except as described above, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the Company's consolidated financial statements and notes thereto included in the Company's Form 10-K annual report filed with the Securities and Exchange Commission ("SEC") on April 15, 2005. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the operating results for the full year.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

             THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

1. BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION AND MANAGEMENT'S PLANS (CONTINUED):

     MANAGEMENT'S PLANS:

     The Company incurred a net loss of $1,230,333 for the three months ended
       March 31, 2005 and $4,787,994 for the year ended December 31, 2004. Although the net loss included certain non-cash expenses of approximately $922,000 and $3,230,000, respectively for each period, the Company incurred significant costs related to its international marketing strategy and expansion plans, including costs associated with the development of its proprietary software. Therefore, the Company anticipates that its liquidity and capital resources needs for the next 12 months may not be satisfied solely from cash flows generated from operating activities.

     The Company has developed plans and strategies to address its capital and liquidity needs for the next twelve-month period. Management believes that cash flows from operations will provide the Company's primary source of operating capital, as Chex continues to generate location cash flow. However, the Company may be required to issue additional debt or equity instruments in order to raise additional capital, to continue the support of its international marketing efforts, as well as for the ongoing development of new software. Accordingly, the Company has entered into discussions with an investment banker to provide advisory services regarding a contemplated equity offering. Additionally, during the quarter ended March 31, 2005, management has significantly reduced the expenditures associated with its international marketing efforts, as no revenues have been generated.

     In January 2005, the Company entered into a twelve-month, non-exclusive agreement with a financial advisor to provide investment banking services to the Company. Under the terms of the agreement, the Company is to pay a fee of 10% of the total amount of capital received by the Company from the sale of its equity securities to investors introduced to the Company by the financial advisor ("Investors"). In addition, the Company is to issue warrants to purchase its common stock in an amount equal to 10% of the number of shares of common stock purchased by Investors. The warrants would be immediately exercisable at the higher of the price per share at which the Investors can acquire the common stock or the closing price of the Company's common stock on the date any transaction closes.

     The Company also evaluates, on an ongoing basis, potential business acquisition/restructuring opportunities that become available from time to time, which management considers in relation to its corporate plans and strategies.

     Management believes that these plans will provide sufficient resources to fund its operations, debt payments, and working capital needs at least through March 31, 2006.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

             THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     CASH AND CASH EQUIVALENTS:

     Cash and cash equivalents include cash in the process of collection
       ("CIPC"). CIPC includes ATM advances, as well as credit card advances made to customers. ATM advances made to customers included in CIPC totaled approximately $665,000 and $809,000 as of March 31, 2005 and December 31, 2004, respectively. Credit card advances made to customers included in CIPC totaled approximately $577,000 and $745,000 as of March 31, 2005 and December 31, 2004, respectively. Concentrations of credit risk related to credit card and ATM advances are limited to the credit card and ATM processors who remit the cash back to the Company. The Company believes these processors are financially stable and no significant credit risk exists with respect to CIPC arising from ATM and credit card advances.

     RECEIVABLES:

     Accounts receivable arise primarily from fees from credit card and ATM advances provided at casino locations. Concentrations of credit risk related to the fees from credit card and ATM advances are limited to the credit card and ATM processors who remit to the Company its share of fees earned. The Company believes these processors are financially stable and no significant credit risk exists with respect to accounts receivable arising from the fees for ATM and credit card advances. The allowance for doubtful accounts receivable was $65,000 as of March 31, 2005 and December 31, 2004.

     NOTES RECEIVABLE:

     The Company has made advances to various third parties, as well as officers, affiliates and employees of the Company under various loan agreements (Notes 3 and 7). The advances made to officers were made prior to the acquisition of Chex by Equitex in December 2001. Certain of these loans are collateralized by Equitex common stock, including registered and unregistered shares. The Company's allowance for doubtful notes receivable is adjusted based on the value of the underlying collateral among other factors. Due to the level of risk associated with this common stock, it is reasonably possible that changes in the value of the common stock will occur in the near term and that such changes could materially affect the value of the collateral underlying the notes. After all attempts to collect a note receivable have failed, the note receivable is written-off against the allowance. The allowance for doubtful notes receivable was $1,425,800 and $1,515,800 as of March 31, 2005 and December 31, 2004, respectively.

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

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

             THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     REVENUE RECOGNITION (CONTINUED):

     Credit and debit card advance fees are comprised of the fee charged to patrons for credit and debit card cash advances and are recognized at the point a transaction is generated by the casino cage for the patron's transaction or cash is dispensed from an ATM.

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

     There were no options granted for the three months ended March 31, 2005 and 2004.

     IMPAIRMENT OF LONG-LIVED ASSETS:

     Management assesses the carrying value of long-lived assets for impairment when circumstances indicate such amounts may not be recoverable from future operations. Generally, assets to be held and used are considered impaired if the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. At March 31, 2005 and December 31, 2004, management believes no impairment has occurred.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

             THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

     Income and loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. The historical income (loss) per share of Chex prior to the merger has been presented to reflect the new capital structure. Stock options, warrants, and common stock underlying convertible promissory notes are not considered in the calculation for the period ended March 31, 2005, as the impact of the potential common shares, which total 6,243,128, would be to decrease loss per share. There were no outstanding stock options, warrants, or common stock underlying convertible promissory notes for the three months ended March 31, 2004. Therefore, diluted loss per share for the three months ended March 31, 2005 and 2004 is equivalent to basic loss per share.

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

3.   NOTES AND INTEREST RECEIVABLE:

     Notes receivable at March 31, 2005 and December 31, 2004, consist of the following:

                                                       March 31,    December 31,
                                                          2005          2004
                                                      -----------   -----------
     Note receivable from iGames Entertainment,
       Inc. [A]                                       $ 2,000,000   $ 2,000,000

     Notes receivable from the estate of a
       deceased officer; a valuation allowance of
       $1,189,300 and $1,279,300 has been recorded
       against this receivable at March 31, 2005
       and December 31, 2004, respectively;
       received $295,721 in April 2005 from the
       sale of all shares pledged as collateral         1,484,691     1,484,691

     Note receivable from a customer of Chex;
       non-interest bearing; a valuation allowance
       of $236,500 has been recorded against this
       receivable at March 31, 2005 and December
       31, 2004                                           336,500       336,500

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

             THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

3.   NOTES AND INTEREST RECEIVABLE (CONTINUED):


                                                       March 31,    December 31,
                                                          2005          2004
                                                      -----------   -----------
     Notes receivable from Equitex 2000, Inc.             205,000       205,000

     Notes receivable from various employees and a
       former shareholder of the Company                   52,900        52,900
                                                      -----------   -----------
                                                        4,079,091     4,079,091
     Interest receivable, includes related party
       interest of $48,016 at March 31, 2005 and
       $42,890 at December 31, 2004                       144,126       139,000

     Less current maturities                             (357,291)      (61,900)
                                                      -----------   -----------
     Notes receivable, net of current portion,
       before valuation allowance                       3,865,926     4,156,191

     Less valuation allowance                          (1,425,800)   (1,515,800)
                                                      -----------   -----------
     Notes receivable, long-term                      $ 2,440,126   $ 2,640,391
                                                      ===========   ===========


      [A] In January 2004, Chex advanced iGames $2,000,000 under a Term Loan Note (the "Note"). Interest accrues at 10% per annum, and the maturity date was scheduled to occur in January 2005, as defined in the Note. The Note was to be secured by a pledge of capital stock of the borrower pursuant to a stock pledge agreement. The stock pledge agreement was not executed, which resulted in an event of default under the terms of the Note. Therefore, Chex has demanded the entire unpaid principal and accrued interest to be paid in full. Chex has commenced litigation relating to the collection of the Note (Note 6). The Company has presented the Note as a long-term asset at March 31, 2005 and December 31, 2004 due to uncertainty as to the anticipated litigation settlement date. In addition, the Company is no longer accruing interest due to uncertainty of collection.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

             THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

4.   GOODWILL, INTANGIBLE AND OTHER ASSETS:

     At March 31, 2005 and December 31, 2004, goodwill was $5,636,000, none of which is deductible for income tax purposes based on the tax structuring of the acquisition of Chex by Equitex in December 2001. Intangible and other assets are as follows:

                                          March 31, 2005                       December 31, 2004
                              -------------------------------------   -------------------------------------
                                 Gross                      Net          Gross                     Net
                                carrying   Accumulated    carrying      carrying   Accumulated   carrying
                                 amount   amortization     amount        amount    amortization   amount
                              -----------  -----------  -----------   -----------  -----------  -----------
     Casino contracts         $ 4,300,000  $ 2,099,440  $ 2,200,560   $ 4,300,000  $ 1,949,440  $ 2,350,560
     Non-compete
       agreements                 350,000      243,300      106,700       350,000      227,300      122,700
     Customer lists               250,000      250,000                    250,000      250,000
     Trade names                  100,000                   100,000       100,000                   100,000
                              -----------  -----------  -----------   -----------  -----------  -----------
     Total intangible assets    5,000,000    2,592,740    2,407,260     5,000,000    2,426,740    2,573,260
     Loan costs                   641,625      206,330      435,295       637,625      125,515      512,110
     Other assets                  20,248                    20,248        20,248                    20,248
                              -----------  -----------  -----------   -----------  -----------  -----------
                              $ 5,661,873  $ 2,799,070  $ 2,862,803   $ 5,657,873  $ 2,552,255  $ 3,105,618
                              ===========  ===========  ===========   ===========  ===========  ===========

5. CONVERTIBLE AND OTHER PROMISSORY NOTES AND LONG-TERM DEBT:

     Convertible and other promissory notes and long-term debt at March 31, 2005 and December 31, 2004, consist of the following:

                                                       March 31,    December 31,
                                                          2005          2004
                                                      -----------   -----------
     Convertible  promissory  notes; face value
      of $1,974,064,  net of discounts of
      $992,349 (2005) and $1,588,729 (2004)           $   981,715   $   385,335

     Notes payable to individual investors             11,333,602    11,402,602

     Note payable to Equitex, net of discount
      of $337,219 (2005) and $368,883 (2004)            3,691,703     3,989,446

     Obligations under capital leases                     144,780       169,787
                                                      -----------   -----------
                                                       16,151,800    15,947,170
     Less current portion                             (13,441,412)  (12,903,154)
                                                      -----------   -----------
     Long-term debt, net of current portion           $ 2,710,388   $ 3,044,016
                                                      ===========   ===========

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

             THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

6.   COMMITMENTS AND CONTINGENCIES:

     CASINO CONTRACTS:

     The Company operates at a number of Native American owned gaming establishments under contracts requiring the Company to pay a rental fee to operate at the respective gaming locations. Occasionally, these agreements require the Company to prepay a negotiated amount of such anticipated fees. Typically, the gaming establishment earns the fee over the life of the contract based on one of the following scenarios:

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

     LITIGATION:

     In April 2004, the Company and Equitex resolved litigation pending in Hennepin County, Minnesota with Cash Systems, Inc. ("Cash Systems") by executing a settlement agreement pursuant to which the Company paid Cash Systems $125,000 for expenses related to an Agreement and Plan of Merger ("APM"), which was terminated in December 2003. As part of the settlement agreement, Cash Systems paid Chex approximately $476,000 for commissions owed to Chex by Cash Systems. In April 2004, both the Company and Cash Systems agreed to mutually release each other from further liability related to the APM and the Seminole Tribe termination in January 2004; however, the Company retained the right to legal action against Native American Cash Systems Florida, Inc. (NACSF), Native American Cash Systems, Inc. (NACS) and its President, for the wrongful termination of the Seminole Tribe casino contracts. In February 2005, Equitex and Chex reached a tentative settlement agreement to litigation pending in Hennepin County, Minnesota with NACSF, NACS and its President under which all the parties agreed to dismiss their claims against each other and exchange mutual releases. It is anticipated that this agreement will end litigation.

     In March 2004, the Company commenced a lawsuit in Hennepin County,
       Minnesota demanding repayment of $2,000,000, plus a $1,000,000 termination fee, accrued interest and other fees, due from iGames under a term note executed in January 2004. In addition, in March 2004, the Company commenced a lawsuit in Delaware state court (New Castle County) relative to the termination of the Stock Purchase Agreement ("SPA"). iGames commenced a lawsuit in the United States District Court for the District of Delaware alleging the Company and Equitex breached both the January 2004 term note and the SPA. iGames has asserted that it is entitled to approximately $3.3 million in damages. All of the matters have since been consolidated so that all of the disputes are being heard before the United States District Court for the District of Delaware. The Company is confident that its claims in litigation will be upheld, and management believes that the claims made by iGames lack merit. The Company intends to vigorously prosecute its claims and defend against iGames' claims.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

             THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

6.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

     LITIGATION (CONTINUED):

     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on consolidated results of operations, financial position or cash flows of the Company.

     CONSULTING AGREEMENTS:

     In July 2004, the Company entered into a twelve-month agreement with a third party consultant who is to provide sales, program and business development, and consulting services for FFFC's International operations. Under the terms of the agreement, the Company is required to pay the consultant approximately $15,800 per month as an advance against future commissions earned by the consultant. The consultant will be entitled to a 10% commission on all sales generated. In addition, the consultant is to earn a minimum of 3% of the acquisition value if the Company closes on an acquisition introduced by the consultant. The agreement can be terminated by either party subject to not less than three months written notice. As of March 31, 2005, no revenues have been generated. Effective April 1, 2005, the parties agreed to terminate the agreement.

     In May 2004, the Company entered into a consulting agreement with a financial advisor to provide financing assistance and to facilitate future merger, acquisition and strategic partnerships on behalf of the Company. The term of the agreement is two years and requires the Company to pay a total of $240,000 to the financial advisor in monthly installments of $10,000 each month. The advisor is to receive additional compensation upon successfully completing a financing for the Company. Pursuant to the agreement and in connection with the December 2004 closing on $1,774,064 of convertible promissory notes issued by FFFC, the advisory firm earned fees of $105,925.

7.   STOCKHOLDERS' EQUITY:

     INVESTMENT IN EQUITEX COMMON STOCK:

     At March 31, 2005 and December 31, 2004, the Company has an investment in common stock of Equitex. This investment is presented as a reduction of stockholders' equity in a manner similar to that of treasury stock. The following table summarizes the activity of this investment:

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

             THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

7.   STOCKHOLDERS' EQUITY (CONTINUED):

     INVESTMENT IN EQUITEX COMMON STOCK (CONTINUED):

                                            Three months ended         Year ended
                                              March 31, 2005        December 31, 2004
                                            -------------------    --------------------
                                             Shares      Cost       Shares       Cost
                                            -------   ---------    --------   ---------
      Beginning balances                     86,486   $ 308,488     221,453   $ 611,680
       Shares purchased                                              17,250     113,625
       Shares sold                          (82,308)   (293,583)   (228,050)   (745,247)
       Shares returned to Chex in exchange
        for stock subscription receivable                            83,333     350,000
       Shares distributed to third parties
        on behalf of Equitex, in exchange
        for an Equitex receivable                                    (7,500)    (21,570)
                                            -------   ---------    --------   ---------
     Ending balances                         4,178    $  14,905      86,486   $ 308,488
                                            =======   =========    ========   =========

      Purchases of Equitex common stock are stated at cost. Sales of Equitex common stock are removed from the investment account at the weighted average cost of the total shares outstanding, and the difference between the sales price and cost of the shares sold is classified as additional paid-in capital.

     NOTES, ADVANCES AND INTEREST RECEIVABLE FROM RELATED PARTIES:

     Chex has notes receivable due from Equitex and its majority-owned subsidiary Denaris Corporation ("Denaris") under various loan agreements. In addition, Chex has made advances to Equitex and Denaris to fund their operations. Certain expenses paid by Chex on behalf of Equitex have been debited (charged) to the receivables. In addition, certain operating expenses allocated from Equitex to Chex, as well as certain capitalized costs relating to the $5,000,000 promissory note have been allocated to Chex and therefore have been credited (reduced) the receivables.

     The following table summarizes the activity for the year ended December 31, 2004 and for the three months ended March 31, 2005:

                                                      December 31,    March 31,
                                                          2004          2005
                                                      -----------   -----------
       Beginning principal balances                   $ 1,944,785   $ 4,189,816
       Cash advances                                    1,125,000         3,580
       Chex cash disbursements allocated to Equitex       332,833
       Reclassification of other receivables
         due from Denaris                                 250,512
       Reclassification of notes receivable
         from an officer of Chex                          485,936

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

             THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

7.   STOCKHOLDER'S EQUITY (CONTINUED):

     NOTES, ADVANCES AND INTEREST RECEIVABLE FROM RELATED PARTIES (CONTINUED):

                                                      December 31,    March 31,
                                                          2004          2005
                                                      -----------   -----------
       Distribution of Equitex common stock
         held by Chex to third parties in exchange
         for receivable from Equitex                       50,750
                                                      -----------   -----------
                                                        4,189,816     4,193,396
       Interest receivable, including
         reclassification of interest from an
         officer of Chex of $61,066 (2004)                553,461       646,131
                                                      -----------   -----------
       Ending balances                                $ 4,743,277   $ 4,839,527
                                                      ===========   ===========

     The above balances at March 31, 2005 and December 31, 2004 are presented as a reduction of stockholders' equity on the accompanying consolidated balance sheets. The principal balance at December 31, 2004 is comprised of $1,087,762 due from Denaris, $2,616,118 due from Equitex and $485,936 due from an officer of Chex. The principal balance at March 31, 2005 is comprised of $1,091,342 due from Denaris, $2,616,118 due from Equitex and $485,936 due from an officer of Chex. The Denaris receivables at March 31, 2005 and December 31, 2004 are in the form of promissory notes and advances, $325,000 of which bear interest at 10% per annum and $512,250 which bear interest at 12% per annum. The notes are collateralized by a pledge by Equitex of 166,667 shares of Equitex common stock. The Equitex receivables are in the form of promissory notes and advances, which bear interest at 10% per annum. The notes and advances are collateralized by a pledge of 700,000 shares of FFFC common stock owned by Equitex. The notes receivable from an officer of Chex are due on demand and the Company is no longer accruing interest on these notes due to uncertainty as to collection. The notes are collateralized by unregistered shares of Equitex common stock.

     STOCK SUBSCRIPTION RECEIVABLE:

     In August 2004, the Company issued 40,000 shares of FFFC common stock to a convertible note holder in exchange for a stock subscription receivable of $216,000. In February 2005, 15,000 of the shares were returned to and retired by the Company, reducing the stock subscription receivable to $135,000.

     ISSUANCES OF COMMON STOCK:

     In April 2005, the Company issued 100,045 shares of common stock upon the cashless exercise of warrants to purchase 102,000 shares of common stock.

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

GENERAL

On June 7, 2004, a wholly-owned subsidiary of Seven Ventures, Inc. merged with and into Chex. In the merger, Equitex exchanged its 100% ownership of Chex for 7,700,000 shares of Company common stock, representing approximately 93% of the Company outstanding common stock. In addition, Equitex received warrants to purchase 800,000 shares of Company common stock at an exercise price of $0.10 per share, expiring five years from the date of closing. In connection with the Merger, the Company received $400,000 through the issuance of convertible promissory notes, bearing interest at five percent per annum and convertible into 4,000,000 shares of FFFC common stock upon the occurrence of certain future events. Unless earlier converted, any outstanding balance of principal and interest is due on April 14, 2007. As of March 31, 2005, FFFC has issued 2,000,000 shares of its common stock in exchange for $200,000 of the note, as certain events have been met. As a result of the issuance of the 2 million shares and other equity transactions, Equitex's ownership percentage in FFFC is approximately 74% at March 31, 2005.

The acquisition of Chex by SVI was recorded as a reverse acquisition based on factors demonstrating that Chex represents the accounting acquirer. The shareholder of Chex (Equitex) received 93% of the post-acquisition outstanding common stock of SVI. In addition, at closing, management personnel and the board members of the Company consisted of individuals previously holding positions with Chex and/or Equitex. The transaction is equivalent to the issuance of stock by Chex for the net monetary assets of SVI. The historical stockholder's equity of Chex prior to the exchange has been retroactively restated (a recapitalization) for the equivalent number of shares received in the exchange after giving effect to any differences in the par value of the SVI and Chex common stock, with an offset to additional paid-in capital. The restated consolidated accumulated deficit of the accounting acquirer (Chex) has been carried forward after the exchange.

OVERVIEW

The financial results presented for the three months ended March 31, 2005 and 2004 are those of Chex Services, Inc. ("Chex") and its wholly-owned subsidiary Collection Solutions, Inc. ("Collection Solutions"), and from June 7, 2004, on a consolidated basis with those of FFFC.

On July 15, 2004, FFFC formed a wholly-owned corporation based in London, FastFunds International, Inc. ("FFI"). FFI has started operations, but it has generated no revenues. The financial results of FFI are included on a consolidated basis with those of the Company from its date of inception.

LIQUIDITY AND CAPITAL RESOURCES

For the next twelve months, we anticipate our liquidity and capital resource needs may not be satisfied solely from cash flows generated from our operating activities. Chex has also begun to develop and introduce new products during the past year. These products are complementary to its existing products and services. Future products may include: cashless gaming smart cards, debit cards and customized funds transfer systems for multi-jurisdictional gaming operators. Also, Chex plans on expanding its business into non-gaming cash access products. Costs associated with the development of such products have been and will continue to be incurred. Additionally, FFFC formed a wholly-owned London based subsidiary, FFI. FFI began operations in July and opened a London and Chicago office. In connection with the start-up of FFI and the Company's attempt to expand its business model into new markets and products, FFFC and the Company entered into various management advisory and consultant agreements. However, during the quarter ended March 31, 2005, the Company terminated certain consulting agreements, closed its Chicago office and also gave the required 90-day notice on April 1, 2005 to the landlord that it was terminating the London lease, as no revenues have been generated sufficient to offset the operating costs being incurred.

In March 2004, Equitex issued an aggregate of $5,000,000 of convertible promissory notes (the "Whitebox Notes") to Pandora Select Partners, L.P. and Whitebox Hedged High Yield Partners, L.P. The Whitebox Notes carry interest at a rate of 7% per annum and have a 45-month term. The Whitebox Notes are senior to all other debt of both Equitex and Chex. Concurrently with the loan, Equitex loaned the borrowed proceeds to Chex under terms identical to the Whitebox Notes. The Whitebox Notes are collateralized by all of the assets of Chex, Equitex's stock ownership in the Company and Chex's note delivered in favor of Equitex.

In December 2004, the Company closed on the sale of $1,774,064 of unsecured convertible promissory notes (the "Convertible Notes") to various investors, in a private placement made under Section 4(2) of, and Regulation D under, the Securities Act of 1933. The Convertible Notes accrue interest at a rate of 9.5% per annum, have a 9-month term, and are convertible at the holder's option (including any unpaid interest) into shares of Company common stock at a rate of $1.00 per share for a three-year period commencing on the due date. The Convertible Notes may be prepaid at any time, in whole or in part and from time to time, without premium or penalty, so long as at least 50% of the outstanding amount due on the Whitebox Notes discussed above have then been paid. At this time it is uncertain whether the Company will prepay the Convertible Notes. In connection with the sale and issuance of the Convertible Notes, investors also received warrants to purchase an aggregate of 1,774,064 shares of Company common stock at an exercise price of $2.00.

For the three months ended March 31, 2005, net cash provided by operating activities was $171,428 compared to net cash used in operating activities of $172,230 for the three months ended March 31, 2004. The net loss was $1,230,333 for the three months ended March 31, 2005 compared to $296,032 for the three months ended March 31, 2004. The increase in the net loss was primarily attributable to increases in interest expense and corporate operating expenses of approximately $728,000 and $322,000, respectively. These additional costs were partially offset by an increase in location margin of approximately $139,000.

Cash used in investing activities for the three months ended March 31, 2005 was $89,922 compared to $2,093,461 for the three months ended March 31, 2004. Cash used in investing activities for the three months ended March 31, 2005, was attributable to purchases of property and equipment. Cash used in investing activities for the three months ended March 31, 2004 were primarily a result of an advance on a note receivable of $2 million to iGames and purchases of property and equipment of approximately $92,000.

Cash used in financing activities for the three months ended March 31, 2005 was $187,110 compared to cash provided by financing activities of $1,799,020 for the three months ended March 31, 2004. The significant activity for the three months ended March 31, 2005 included the Company receiving proceeds of $460,000 upon the issuance of notes payable and receiving $243,833 upon the sale of 82,308 shares of Equitex common stock. In addition, the Company repaid notes payable and long-term debt of $883,363.

The significant financing activity for the three months ended March 31, 2004 included the Company receiving proceeds from the sale of 68,333 shares of Equitex common stock for $410,012. The Company also received proceeds of $5,830,000 upon the issuance of notes payable and repaid $962,932 of notes payable and long-term debt as well as a bank overdraft of $2,497,766. During the three months ended March 31, 2004, the Company also purchased 4,167 shares of Equitex common stock for $24,750.

For the three months ended March 31, 2005, cash decreased by $105,604 compared to a decrease in cash of $466,671 for the three months ended March 31, 2004. Ending cash at March 31, 2005 was $8,332,737 compared to $8,304,171 at March 31, 2004. Significantly all cash is required to be utilized for Chex's casino operations.

Other sources available to us that we may utilize include the sale of equity securities, as well as the exercise of outstanding warrants, all of which may cause dilution to our stockholders.

REVENUES

Consolidated revenues for the three months ended March 31, 2005 and 2004 were $4,414,143 and $3,463,103, respectively. The increase in the period was primarily due to revenues from three casino locations of approximately $540,000 for the three months ended March 31, 2005 that were opened in the third and fourth quarters of 2004, and accordingly, the Company had no revenues from these properties for the three months ended March 31, 2004. Additional increases in revenues from credit cards and ATM transactions of approximately $364,000 and $191,000, respectively, for locations open the entire comparable periods were the result of the new proprietary cash advance platforms to process cash advance transactions. This software was installed beginning in July 2004.

Chex recognizes revenue at the time certain financial services are performed. Revenues are derived from check cashing fees, credit and debit card advance fees, automated teller machine ("ATM") surcharge and transaction fees, and NSF collection fees. Chex revenues for the three months ended March 31, 2005 and 2004 were comprised of the following:

                                    2005                                   2004
                   --------------------------------------   --------------------------------------
                     Number of    Dollars       Earned       Number of    Dollars       Earned
                   Transactions   Handled      Revenues     Transactions  Handled      Revenues
                   ------------  -----------  -----------   ------------  -----------  -----------
Personal checks       175,234    $32,962,972  $ 1,613,700      159,183    $29,474,085  $ 1,538,879
"Other" checks         59,974     22,570,150      261,729       60,767     23,103,174      237,992
Credit cards           55,068     19,363,629    1,169,981       55,800     18,895,559      680,368
Debit cards            12,047      3,675,629       85,837        9,969      3,113,314       40,274
ATM transactions      620,639     53,861,424    1,161,379      428,158     33,547,520      782,709
NSF collection fees         -              -       96,146            -              -      118,847
Other                       -              -       25,371            -              -       64,034
                    ---------   ------------   ----------    ---------   ------------  -----------
                      922,962   $132,433,804   $4,414,143      713,877   $108,133,652  $ 3,463,103
                    =========   ============   ==========    =========   ============  ===========

Chex cashes personal checks at its cash access locations for fees of based upon a percentage of the face amount of the check cashed per each casino contract. Chex also cashes "other" checks, comprised of tax and insurance refunds, casino employee payroll checks and casino jackpot winnings.

Chex credit/debit card cash advance services allow patrons to use their VISA, MasterCard, Discover and American Express cards to obtain cash. In July 2004, Chex began to use its own proprietary credit and debit cash advance platform to process cash advance transactions. Accordingly, for the three months ended March 31, 2004 on similar total cash advances transacted for the three months ended March 31, 2004, Chex recorded additional revenues of approximately $490,000. During the three months ended March 31, 2005, third party vendors, at their expense, supplied, installed and maintained the equipment to operate the cash advance system. Under vendor agreements, the vendor charges each customer a services fee based upon the cash advance amount and paid a portion of such service fee to Chex.

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

OPERATING EXPENSES

LOCATION EXPENSES

Chex location expenses were $3,242,739 and $2,430,900 for the three months ending March 31, 2005 and 2004, respectively. The location expenses are comprised as follows:

                                                        Three months ended
                                                            March 31,
                                                       2005           2004
                                                    -----------    -----------
     Fees to casinos                                $ 1,495,591    $ 1,166,148
     Salaries and related costs                         795,417        774,033
     Returned checks, net of collections                214,058         98,003
     Processing fees                                    403,961         67,810
     Selling, general and administrative                293,522        291,394
     Depreciation and amortization                       40,190         33,512
                                                    -----------    -----------
                                                    $ 3,242,739    $ 2,430,900
                                                    ===========    ===========

Fees to casinos are comprised of compensation paid to the casino pursuant to the terms of each financial services agreement that the Company has entered into with the respective establishment. At locations where Chex provides check-cashing services, Chex pays the location operator a commission based upon the monthly amount of checks cashed or a fixed percentage of the net income from operations at that location. Chex passes on an agreed upon percentage of the surcharge commissions to the locations where ATM's are utilized. At the locations at which Chex uses third party vendors to provide credit/debit card advance services, it pays the operator a commission for each completed transaction. For the locations where Chex's proprietary product is used, Chex pays a fee to the casino based on the fees it receives from processing the transaction. For these transactions, Chex also has a cost of processing the transaction. Chex began installing their proprietary product in July 2004 and accordingly, there was a significant increase in processing costs for the three months ended March 31, 2005 compared to March 31, 2004.

Returned checks, net of collections expense increased for the three months ended March 31, 2005 compared to March 31, 2004. The primary reason for the increase was the result of approximately $28,000 of expenses for 3 new full booth locations and approximately $91,000 of expenses from 2 new stand alone locations.

Chex generally records a returned check expense for potential losses in the period such checks are returned.

Selling, general and administrative expenses for locations include bank charges, depreciation, communications, insurance licensing, collections, and travel and entertainment. For the three months ended March 31, 2005, these expenses were comparable to the three months ended March 31, 2004.

CORPORATE OPERATING EXPENSES

Corporate expenses for the three months ended March 31, 2005, were $1,435,179 compared to $1,113,142 for the three months ended March 31, 2004. The expenses were comprised of the following:

                                                2005          2004
                                            -----------    -----------
Salaries and related costs                  $   589,510    $   509,631
Accounting, legal and consulting                268,123        102,730
Travel and entertainment                        105,440         61,057
Advertising                                       9,783         44,631
Allocated expenses from Equitex                                 32,000
Depreciation and amortization                   297,202        242,862
Recovery of losses                             (90,000)
Other                                           255,121        120,231
                                            -----------    -----------
                                            $ 1,435,179    $ 1,113,142
                                            ===========    ===========

Corporate operating expenses include Chex's Minneapolis administrative office, which supports the 49 operating locations and also include for the three months ended March 31, 2005 those expenses associated with FFI's London and Chicago offices.

Salaries and related costs increased for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 period primarily as a result of the hiring of the Company's Chief Executive Officer, as well as the corporate staffing of FFI's London office. The salaries and related costs included in 2005 for the above items were approximately $121,000.

Accounting, legal and consulting expenses increased for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 primarily as a result of an increase in consulting fees of approximately $175,000 for the three months ended March 31, 2005. FFI hired marketing and sales consultants to assist the Company in entering the store-valued card international market in the gaming and retail industries. As a result of no revenues being generated to offset these operating costs, during the three months ended March 31, 2005, the Company terminated certain sales and marketing consulting and advisory agreements that previously required the Company to pay approximately $36,000 per month. In addition, FFI has entered into various consulting agreements with a financial advisor and individuals who provide various consulting services to the Company. These continuing agreements require the Company to pay approximately $17,000 per month.

Travel and entertainment increased for the three months ended March 31, 2005 compared to March 31, 2004 primarily as a result of the increased costs of travel associated with employees of FastFunds and FFI and consultants.

Prior to July 1, 2004 Equitex was incurring certain general and administrative expenses on behalf of Chex that were allocated by Equitex to Chex. Beginning July 1, 2004, Chex and FastFunds began incurring these expenses on their own behalf, and accordingly, there is no longer an allocation from Equitex.

Depreciation and amortization increased in 2005 compared to 2004 primarily as a result of increased depreciation as a result of additional fixed assets, as well as the amortization of deferred loan costs.

Other costs included in corporate operating expenses increased for the three months ended March 31, 2005 compared to March 31, 2004. The primary reason for the increase was the additional rent and occupancy costs of approximately $39,000 for the London and Chicago offices, as well as directors and officers insurance of approximately $26,000, and other office expenses such as, telecommunication and supplies.

OTHER INCOME (EXPENSE)

Other expense, net for the three months ended March 31, 2005 was $958,558 compared to $209,093 for the three months ended March 31, 2004. Interest expense for the three months ended March 31, 2005 was $1,056,438 compared to $327,486 for the three months ended March 31, 2004. The primary reasons for the increase is related to non-cash interest expense of approximately $628,000 recorded due to the beneficial conversion features on convertible promissory notes and approximately $74,000 of interest expense related to the $5,000,000 note payable issued in March 2004. Interest income decreased to $97,880 for the three months ended March 31, 2005, from $118,393 for the three months ended March 31, 2004. The decrease was due primarily to the interest income of $46,911 recorded on the $2.0 million iGames Note in the three months ended March 31, 2004, the Company is no longer accruing interest on this note.

CONTRACTUAL OBLIGATIONS

No material changes during the quarter ended March 31, 2005.

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

The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiary are exposed relate to interest rates on debt. The Company has both fixed and variable rate debt. Chex has $17,481,369 and $17,904,731, before note discounts, of debt outstanding as of March 31, 2005 and December 31, 2004, respectively, of which $11,333,602 and $11,402,602 has been borrowed at fixed rates ranging from 9% to 15% at March 31, 2005 and December 31, 2004, respectively. This fixed rate debt is subject to renewal annually and is payable upon demand with 90 days written notice by the debt holder. Additionally, $4,028,922 and $4,358,279 of the total debt at March 31, 2005 and at December 31, 2004 has been borrowed at a fixed rate of 7%, and $1,774,064 and $200,000 of the total debt at March 31, 2005 and December 31, 2004 have fixed rates of 9.5% and 5%, respectively. Chex also has $144,780 and $169,787 of obligations under capital leases with fixed rates ranging from 6.5% to 7% at March 31, 2005 and December 31, 2004, respectively, owed to a bank.

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


PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

            Refer to Note 6 of the Condensed Consolidated Financial Statements

Item 2.     Changes in Securities

            None

Item 3.     Defaults upon Senior Securities

            None.

Item 4.     Submission of Matters to a Vote of Security Holders

            None.

Item 5.     Other Information

            None.
                                                                              26

Item 6.     Exhibits

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

                                            FastFunds Financial Corporation
                                            (Registrant)

            Date: May 16, 2005              By: /s/ Graham Newall
                                               ---------------------------------
                                               Graham Newall
                                               Chief Executive Officer



            Date: May 16, 2005              By: /s/ Ijaz Anwar
                                               ---------------------------------
                                               Ijaz Anwar
                                               Chief Financial Officer