Form 10-Q
period 2005-06-30
FASTFUNDS FINANCIAL CORP
filed 2005-08-15
CIK 779956

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 2005


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock outstanding at August 12, 2005: 10,513,672

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES


PART I   FINANCIAL INFORMATION                                              Page
                                                                            ----
         Item 1.  Financial statements:

                  Condensed consolidated balance sheets -
                  June 30, 2005 (unaudited) and December 31, 2004             2

                  Condensed consolidated statements of operations-three and six months ended June 30, 2005 and 2004
                 (unaudited) 3

                  Condensed consolidated statement of changes
                  in stockholders' equity - six months ended
                  June 30, 2005 (unaudited)                                   4

                  Condensed consolidated statements of cash
                  flows - six months ended June 30, 2005
                  and 2004 (unaudited)                                      5-6

                  Notes to condensed consolidated
                  financial statements                                   7 - 20

         Item 2.  Management's discussion and analysis of financial
                  condition and results of operations                   21 - 28

         Item 3.  Quantitative and qualitative disclosures of
                  market risk                                                29

         Item 4.  Disclosure controls and procedures                         30

PART II  OTHER INFORMATION

         Item 1.  Legal proceedings                                          30
         Item 2.  Changes in securities and use of proceeds                  30
         Item 3.  Defaults upon senior securities                            30

         Item 4.  Submission of matters to a vote of security holders        30

         Item 5.  Other information                                          30

         Item 6.  Exhibits                                                   31

                  Signatures                                                 32

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              June 30,      December 31,
                                                                                2005             2004
                                                                            ------------    ------------
                                                                            (unaudited)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                               $  7,865,554    $  8,438,341
    Accounts receivable,  net                                                    706,361       1,010,518
    Prepaid and other assets                                                     424,108         499,254
    Current portion of notes, advances and interest receivable, including
       related parties of $9,213 (2005) and $7,900 (2004) (Note 3)               509,213          61,900
                                                                            ------------    ------------
          Total current assets                                                 9,505,236      10,010,013
                                                                            ------------    ------------

Notes and interest receivable, including related parties of $258,140
    (2005) and $247,890 (2004), net of current portion (Note 3)                  403,140       2,640,391
Property and equipment, net                                                    1,292,599       1,322,737
Intangible and other assets, net (Note 4)                                      2,617,344       3,105,618
Goodwill (Note 4)                                                              5,636,000       5,636,000
                                                                            ------------    ------------
                                                                               9,949,083      12,704,746
                                                                            ------------    ------------
                                                                            $ 19,454,319    $ 22,714,759
                                                                            ============    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                        $    308,979    $    323,949
    Accrued expenses                                                           1,602,827       1,483,468
    Convertible and other promissory notes and current portion of long-term debt, including related party of $105,105
       (2005 and 2004) (Note 5)                                               14,511,822      12,903,154
                                                                            ------------    ------------
          Total current liabilities                                           16,423,628      14,710,571

Long-term debt, net of current portion (Notes 3 and 5)                         2,371,979       3,044,016
                                                                            ------------    ------------
                                                                              18,795,607      17,754,587
                                                                            ------------    ------------
Commitments and contingencies (Notes 3 and 6)

Stockholders' equity (Note 7):
    Preferred stock, $.001 par value; 5,000,000 shares authorized;
       no shares issued and outstanding
    Common stock, $.001 par value; 250,000,000 shares
       authorized; 10,513,672 (2005) and 10,428,627 (2004) shares
       issued and outstanding                                                     10,514          10,429
    Additional paid-in capital                                                14,826,360      15,054,695
    Stock subscription receivable                                               (135,000)       (216,000)
    Investment in Equitex, Inc.                                                  (14,905)       (308,488)
    Notes, advances, and interest receivable, related parties                 (6,673,405)     (4,743,277)
    Accumulated deficit                                                       (7,354,852)     (4,837,187)
                                                                            ------------    ------------
          Total stockholders' equity                                             658,712       4,960,172
                                                                            ------------    ------------
                                                                            $ 19,454,319    $ 22,714,759
                                                                            ============    ============

           See notes to condensed consolidated financial statements.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

          THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

                                                             Three months ended June 30,       Six months ended June 30,
                                                                  2005            2004            2005           2004
                                                             ------------    ------------    ------------    ------------
Fee revenue                                                  $  4,572,406    $  3,458,260    $  8,986,549    $  6,921,363
                                                             ------------    ------------    ------------    ------------
Location expenses:
    Fees to casinos                                             1,589,638       1,209,052       3,085,229       2,375,200
    Salaries and benefits                                         785,460         723,547       1,580,877       1,497,580
    Processing fees                                               503,611         130,074         907,572         197,884
    Returned checks                                               119,114         167,252         333,172         265,255
    Other                                                         424,808         317,784         758,520         642,690
                                                             ------------    ------------    ------------    ------------
         Total location expenses                                3,422,631       2,547,709       6,665,370       4,978,609
                                                             ------------    ------------    ------------    ------------
         Location gross margin                                  1,149,775         910,551       2,321,179       1,942,754
                                                             ------------    ------------    ------------    ------------
Corporate operating expenses:
    Salaries and benefits                                         485,291         466,522       1,074,801         976,153
    Selling and general adminstrative                             748,626         963,059       1,437,480       1,370,799
Amortization of intangible and other assets (Note 4)              245,459         218,355         492,274         414,126
Provision for (recovery of) losses on related party
    note receivable (Note 3)                                                      144,000         (90,000)        144,000
                                                             ------------    ------------    ------------    ------------
                                                                1,479,376       1,791,936       2,914,555       2,905,078
                                                             ------------    ------------    ------------    ------------
Loss from operations                                             (329,601)       (881,385)       (593,376)       (962,324)
                                                             ------------    ------------    ------------    ------------
Other income (expense):
    Interest expense, including related party interest for
       three months of $71,151 (2005) and $111,152
       (2004) and $148,660 (2005) and $142,130 (2004)
       for the six months                                      (1,048,167)       (479,118)     (2,104,604)       (806,604)
    Interest income, including related party interest for
       three months of $98,323 (2005) and $90,760
       (2004) and $196,118 (2005) and $149,231 (2004)
       for the six months                                          98,435         139,309         196,315         257,702
                                                             ------------    ------------    ------------    ------------
         Total other expense                                     (949,732)       (339,809)     (1,908,289)       (548,902)
                                                             ------------    ------------    ------------    ------------
Loss before income taxes                                       (1,279,333)     (1,221,194)     (2,501,665)     (1,511,226)
Income tax expense (Note 8)                                        (8,000)       (473,000)        (16,000)       (479,000)
                                                             ------------    ------------    ------------    ------------
Net loss                                                     $ (1,287,333)   $ (1,694,194)   $ (2,517,665)   $ (1,990,226)
                                                             ============    ============    ============    ============
Basic and diluted net loss per share                         $      (0.12)   $      (0.22)   $      (0.24)   $      (0.26)
                                                             ============    ============    ============    ============
Weighted average number of common shares outstanding:
       Basic and diluted                                       10,502,638       7,858,763      10,462,459       7,779,381
                                                             ============    ============    ============    ============

           See notes to condensed consolidated financial statements.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                   SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED)

                                                                                              Notes,
                                                                                            advances,
                                                                                               and
                                                                                             interest
                                Common stock       Additional       Stock      Investment  receivable,                    Total
                             --------------------    paid-in    subscription  in Equitex,    related     Accumulated   stockholders'
                               Shares     Amount     capital     receivable       Inc.       parties       deficit        equity
                             ----------   -------  -----------   -----------   ---------   -----------   -----------   ------------

Balances, January 1, 2005    10,428,627   $10,429  $15,054,695   $  (216,000)  $(308,488)  $(4,743,277)  $(4,837,187)   $ 4,960,172

Return and retirement
   of 15,000 shares of
   common stock in exchange
   for reduction
   of stock subscription
   receivable (Note 7)          (15,000)      (15)     (80,985)       81,000                                                   --

Sale of Equitex, Inc.
   common stock (Note 7)                               (49,750)                  293,583                                    243,833

Issuance of common stock
   upon cashless exercise
   of warrants (Note 7)         100,045       100         (100)                                                                 --

Distribution of warrants
   in connection with
   previous sales of
   Equitex, Inc. common
   stock (Note 7)                                      (97,500)                                                             (97,500)

Increase in notes,
   advances, and interest
   receivable due from
   related parties (Note 7)                                                                 (1,930,128)                  (1,930,128)

Net loss                                                                                                  (2,517,665)    (2,517,665)
                             ----------   -------  -----------   -----------   ---------   -----------   -----------   ------------

Balances, June 30, 2005      10,513,672   $10,514  $14,826,360   $  (135,000)  $ (14,905)  $(6,673,405)  $(7,354,852)  $    658,712
                             ==========   =======  ===========   ===========   =========   ===========   ===========   ============

            See notes to condensed consolidated financial statements.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

                                                               2005           2004
                                                           -----------    -----------
Net loss                                                   $(2,517,665)   $(1,990,226)
Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                            769,531        577,046
      Non-cash interest expense (Note 5)                        63,228         31,856
      (Recovery of) provision for losses
        on related party note receivable (Note 3)              (90,000)       144,000
      Amortization of discount on convertible promissory
        notes payable related to beneficial
        conversion features (Note 5)                         1,187,734        100,000
      Allocated expenses from Equitex, Inc.                                    91,000
      Deferred income taxes                                                   473,000
      Stock based compensation                                                252,000
      Decrease (increase) in assets:
        Accounts receivable                                    304,157        658,092
        Interest and other receivables                        (196,119)      (580,660)
        Prepaid and other assets                                75,146       (197,969)
      (Decrease) increase in liabilities:
        Accounts payable                                      (111,397)      (100,688)
        Accrued expenses                                       119,359        219,218
                                                           -----------    -----------
Net cash used in operating activities                         (396,026)      (323,331)
                                                           -----------    -----------

Cash flows from investing activities:
    Purchases of property and equipment                       (247,122)      (194,513)
    Repayments on notes receivable                             305,152          4,900
    Advances on notes receivable                               (11,073)    (3,129,673)
                                                           -----------    -----------
Net cash provided by (used in) investing activities             46,957     (3,319,286)
                                                           -----------    -----------

Cash flows from financing activities:
    Decrease in bank overdraft                                             (2,497,766)
    Borrowings on notes and loans payable                    1,095,000      6,152,000
    Repayments on notes and loans payable                     (868,500)    (1,776,500)
    Borrowings on long-term debt                                              400,000
    Repayments on long-term debt                              (540,829)      (343,924)
    Payment received on stock subscription receivable                         200,000
    Purchase of Equitex, Inc. common stock                                   (113,625)
    Proceeds from sale of Equitex, Inc. common stock           243,833        492,029
    Payment of deferred loan costs                              (4,000)      (335,000)
    Notes and advances to related parties                     (149,222)
                                                           -----------    -----------
Net cash (used in) provided by financing activities           (223,718)     2,177,214
                                                           -----------    -----------

                                   (Continued)

                        FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

            SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

                                                                                 2005            2004
                                                                               -----------    -----------
Decrease in cash and cash equivalents                                            (572,787)    (1,465,403)
Cash and cash equivalents, beginning of period                                  8,438,341      8,770,842
                                                                              -----------    -----------
Cash and cash equivalents, end of period                                        7,865,554      7,305,439
                                                                              ===========    ===========
Supplemental disclosure of cash flow information:
    Cash paid for interest                                                    $   590,966    $   581,121
                                                                              ===========    ===========
    Cash paid for income taxes                                                $    17,906    $    26,989
                                                                              ===========    ===========

Supplemental disclosure of non-cash investing and financing activities:

Return and retirement of common stock in exchange for stock
    subscription receivable                                                   $    81,000
                                                                              ===========
Purchase of FFFC warrants from Equitex, Inc. in exchange for
    reduction in related party note receivable                                $    47,500
                                                                              ===========
Accounts payable allocated to Equitex, Inc. related to legal fees
    in the iGames litigation (Note 7)                                         $    96,427
                                                                              ===========
Reclassification of iGames note receivable and accrued
    interest to receivable due from Equitex, Inc. due to
    indemnification (Note 3)                                                  $ 1,596,111
                                                                              ===========

    Contribution of capital from Equitex, Inc. for allocated expenses and
      deferred loan costs                                                                    $   648,100
                                                                                             ===========

    Cancellation of portion of stock subscription receivable                                 $   250,000
                                                                                             ===========
    Conversion of note payable to common stock                                               $   100,000
                                                                                             ===========
    Distribution of Equitex, Inc. common stock to third parties in exchange
      for a receivable from Equitex, Inc.                                                    $    50,750
                                                                                             ===========
    Warrants issued in connection with convertible promissory notes                          $    34,000
                                                                                             ===========

           See notes to condensed consolidated financial statements.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

1. BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION, RECENT EVENTS AND MANAGEMENT'S PLANS:

     BUSINESS:

     FastFunds Financial Corporation ("FFFC") is a holding company operating primarily through its wholly-owned subsidiary Chex Services, Inc. ("Chex", or the "Company"). As discussed below, FFFC was previously organized as Seven Ventures, Inc. ("SVI"). Effective June 7, 2004, Chex merged with SVI's wholly-owned subsidiary, whereby Equitex, Inc., a publicly-traded Securities and Exchange Commission ("SEC") registrant incorporated in Delaware ("Equitex"), exchanged its 100% ownership of Chex for 93% of SVI's outstanding common stock following the transaction. On June 29, 2004, SVI changed its name to FastFunds Financial Corporation. As of June 30, 2005, Equitex's ownership in FFFC has been reduced to 73%.

      Chex, a Minnesota corporation, provides financial services, primarily check cashing, automated teller machine (ATM) access, and credit card advances to customers primarily at Native American owned casinos and gaming establishments. As of June 30, 2005, the Company operates at 55 establishments. As of June 30, 2005, the Company operated in establishments located in the following states: Arizona, California, Illinois, Michigan, Minnesota, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, South Dakota and Wisconsin. The Company also operates in Antigua and Curacao.

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

     As a result of the merger, Chex became a wholly-owned subsidiary of SVI, a publicly-traded shell company. In addition, under the terms of the Merger Agreement, FFFC received $400,000 through the issuance of convertible promissory notes bearing interest at 5% per annum and convertible into four million shares of Company common stock upon the occurrence of certain future events. Through June 30, 2005, $200,000 of the notes have been converted into two million shares of the Company's common stock.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

1. BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION, RECENT EVENTS AND MANAGEMENT'S PLANS (CONTINUED):

     ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED):

     ACQUISITION OF CHEX BY FFFC (FORMERLY SVI) AND BASIS OF PRESENTATION (CONTINUED):

     At the date of the Merger, SVI was a public shell with no significant operations. The acquisition of Chex by SVI was recorded as a reverse acquisition based on factors demonstrating that Chex represented the accounting acquirer. The transaction is equivalent to the issuance of stock by Chex for the net monetary assets of SVI. The historical stockholder's equity of Chex prior to the exchange was retroactively restated (a recapitalization) for the equivalent number of shares received in the exchange after giving effect to any differences in the par value of the SVI and Chex common stock, with an offset to additional paid-in capital. The restated consolidated accumulated deficit of the accounting acquirer (Chex) has been carried forward after the exchange.

     The interim condensed consolidated financial statements as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 presented herein include the financial statements of Chex for all periods prior to June 7, 2004, and the financial statements of the consolidated companies from the date of the acquisition forward. All significant intercompany accounts and transactions have been eliminated in consolidation.

     UNAUDITED FINANCIAL STATEMENTS:

     The condensed consolidated balance sheet as of June 30, 2005, the condensed consolidated statements of operations for the three and six months ended June 30, 2005 and 2004, the condensed statement of stockholders' equity for the six months ended June 30, 2005, and the condensed consolidated statements of cash flows for the six months ended June 30, 2005 and 2004, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for all stated periods have been made. Except as described above, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the Company's consolidated financial statements and notes thereto included in the Company's Form 10-K annual report filed with the SEC on April 15, 2005. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the operating results for the full year.

     RECENT EVENTS:

     Effective July 21, 2005, the Company, Chex, Equitex and iGames
       Entertainment, Inc. ("iGames") entered into a Settlement Agreement and Mutual Release (the `Settlement Agreement") pursuant to which the parties agreed to resolve all pending litigation between them and release all claims from litigation. The subject litigation is described in Note 3. No party to the Settlement Agreement admitted any wrongdoing or liability related to the litigation. The litigation was dismissed with prejudice by the court on July 22, 2005.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

1. BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION, RECENT EVENTS AND MANAGEMENT'S PLANS (CONTINUED):

     RECENT EVENTS (CONTINUED):

     Under the terms of the Settlement Agreement, Chex is to receive $500,000 within 60 days of July 21, 2005. Additionally, FFFC received a contingent warrant to purchase up to 500,000 shares of common stock of iGames at $0.50 per share. The warrant is not exercisable until iGames has achieved $1,000,000 in net income during any given fiscal year (Note 3).

     In June 2005, the Company signed a non-binding letter of intent to acquire, through a partnership to be formed, 51% of Coast ATM Inc.'s ("Coast") Automated Teller Machine ("ATM") Business. Coast specializes in ATM placements in retail markets and its principals have experience in the gaming industry. Under the terms of the letter of intent, the initial partnership is to consist of 60 ATM machines for which the consideration is to be a combination of cash and FFFC common stock. Additional shares of FFFC common stock are to be issued based on the market price at issuance following achievement of certain performance goals upon the placement of up to 240 ATM machines. Closing of the transaction is subject to customary closing conditions including, but not limited to, further due diligence by the parties, negotiations and execution of a definitive agreement, and board of director approval.

     MANAGEMENT'S PLANS:

     The Company incurred a net loss of $1,287,333 and $2,517,665 for the three and six months ended June 30, 2005, respectively, and $4,787,994 for the year ended December 31, 2004. Although the net losses included certain non-cash expenses of approximately $1,008,000, $1,930,000 and $3,230,000, respectively for each period, the Company incurred significant costs related to its international marketing strategy and expansion plans, including costs associated with the development of its proprietary software. Therefore, the Company anticipates that its liquidity and capital resources needs for the next 12 months may not be satisfied solely from cash flows generated from operating activities.

     The Company has developed plans and strategies to address its capital and liquidity needs for the next twelve-month period. Management believes that cash flows from location operations will provide the Company's primary source of operating capital, as Chex continues to generate location cash flows. However, the Company may be required to issue additional debt or equity instruments in order to raise additional capital. Accordingly, the Company has entered into discussions with an investment banker to provide advisory services regarding a contemplated equity offering. Additionally, as of June 30, 2005, management has eliminated the expenditures associated with its international marketing efforts, as no revenues have been generated.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

1. BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION, RECENT EVENTS AND MANAGEMENT'S PLANS (CONTINUED):

     MANAGEMENT'S PLANS (CONTINUED):

     The Company also evaluates, on an ongoing basis, potential business acquisition/restructuring opportunities that become available from time to time, which management considers in relation to its corporate plans and strategies.

     Management believes that these plans will provide sufficient resources to fund its operations, debt payments, and working capital needs at least through June 30, 2006.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     CASH AND CASH EQUIVALENTS:

     Cash and cash equivalents include cash in the process of collection
       ("CIPC"). CIPC includes ATM advances, as well as credit card advances made to customers. ATM advances made to customers included in CIPC totaled approximately $624,000 and $809,000 as of June 30, 2005 and December 31, 2004, respectively. Credit card advances made to customers included in CIPC totaled approximately $578,000 and $745,000 as of June 30, 2005 and December 31, 2004, respectively. Concentrations of credit risk related to credit card and ATM advances are limited to the credit card and ATM processors who remit the cash back to the Company. The Company believes these processors are financially stable and no significant credit risk exists with respect to CIPC arising from ATM and credit card advances.

     RECEIVABLES:

     Accounts receivable arise primarily from fees from credit card and ATM advances provided at casino locations. Concentrations of credit risk related to the fees from credit card and ATM advances are limited to the credit card and ATM processors who remit to the Company its share of fees earned. The Company believes these processors are financially stable and no significant credit risk exists with respect to accounts receivable arising from the fees for ATM and credit card advances. The allowance for doubtful accounts receivable was $65,000 as of June 30, 2005 and December 31, 2004.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     NOTES RECEIVABLE:

     The Company has made advances to various third parties, as well as officers, affiliates and employees of the Company under various loan agreements (Notes 3 and 7). The advances made to officers were made prior to the acquisition of Chex by Equitex in December 2001. Certain of these loans are collateralized by Equitex common stock, including registered and unregistered shares. The Company's allowance for doubtful notes receivable is adjusted based on the value of the underlying collateral among other factors. Due to the level of risk associated with this common stock, it is reasonably possible that changes in the value of the common stock will occur in the near term and that such changes could materially affect the value of the collateral underlying the notes. After all attempts to collect a note receivable have failed, the note receivable is written-off against the allowance. The allowance for doubtful notes receivable was $236,500 and $1,515,800 as of June 30, 2005 and December 31, 2004, respectively.

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

     ATM surcharge and transaction fees are comprised of upfront patron transaction fees or surcharges assessed at the time the transaction is initiated and a percentage of interchange fees paid by the patron's issuing bank processing network. These issuing banks share the interchange revenue with the Company. Upfront patron transaction fees are recognized when a transaction is initiated, and interchange revenue is recognized on a monthly basis based on the total transactions occurring during the month.

     RETURNED CHECKS:

     The Company charges operations for potential losses on returned checks in the period in which the amounts are deemed uncollectible, generally when such checks are returned. Recoveries on returned checks are credited to operations in the period when the recovery is received.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     STOCK BASED COMPENSATION:

     Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING
       FOR STOCK-BASED COMPENSATION, defines a fair-value based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and guidance provided in SFAS Interpretation ("FIN") No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

     In December 2004, the Financial Accounting Standards Board ("FASB") issued
       SFAS No. 123(R), SHARE-BASED PAYMENT, which addresses the accounting for share-based compensation transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies as of the first interim or annual reporting period that begins after December 15, 2005. Management is currently evaluating the provisions of this standard. Depending on the number and terms of options that may be granted in future periods, the implementation of this standard could have a material impact on the Company's financial position and results of operations.

     There were no options granted for the six months ended June 30, 2005 and 2004.

     IMPAIRMENT OF LONG-LIVED ASSETS:

     Management assesses the carrying value of long-lived assets for impairment when circumstances indicate such amounts may not be recoverable from future operations. Generally, assets to be held and used are considered impaired if the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. At June 30, 2005 and December 31, 2004, management believes no impairment has occurred.

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

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     NET INCOME (LOSS) PER SHARE (CONTINUED):

     Income and loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. The historical income (loss) per share of Chex prior to the merger has been presented to reflect the new capital structure. Stock options, warrants, and common stock underlying convertible promissory notes are not considered in the calculation for the three and six month periods ended June 30, 2005 and 2004, as the impact of the potential common shares, which total 6,141,128 at June 30, 2005, would be to decrease loss per share. There were no outstanding stock options, warrants, or common stock underlying convertible promissory notes for the six months ended June 30, 2004. Therefore, diluted loss per share for the six months ended June 30, 2005 and 2004 is equivalent to basic loss per share.

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

     RECLASSIFICATIONS:

     Certain 2004 balances have been reclassified to conform to the 2005 presentation.

3.   NOTES AND INTEREST RECEIVABLE:

     Notes receivable at June 30, 2005 and December 31, 2004, consist of the following:

                                                        June 30,    December 31,
                                                          2005          2004
                                                      -----------   -----------
     Note receivable from iGames Entertainment,
       Inc. [A]                                       $   500,000   $ 2,000,000

     Notes receivable from the estate of a
       deceased officer; a valuation allowance of
       $1,279,300 was recorded against this
       receivable at December 31, 2004; received
       $295,721 in April 2005 from the sale of all
       shares pledged as collateral                                   1,484,691

     Note receivable from a customer of Chex;
       non-interest bearing; a valuation allowance
       of $236,500 has been recorded against this
       receivable at June 30, 2005 and December
       31, 2004                                           336,500       336,500

     Notes receivable from Equitex 2000, Inc.             205,000       205,000

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

3.   NOTES AND INTEREST RECEIVABLE (CONTINUED):

                                                        June 30,    December 31,
                                                          2005          2004
                                                      -----------   -----------
     Notes receivable from various employees
       ($9,213 in 2005 and $7,900 in 2004) and a
       former shareholder of the Company                   54,213        52,900

     Interest receivable, includes related party
       interest of $53,140 at June 30, 2005 and
       $42,890 at December 31, 2004 [A]                    53,140       139,000
     Less current maturities                             (509,213)      (61,900)
                                                      -----------   -----------
     Notes receivable, net of current portion,
       before valuation allowance                         639,640     4,156,191
     Less valuation allowance                            (236,500)   (1,515,800)
                                                      -----------   -----------
     Notes receivable, long-term                      $   403,140   $ 2,640,391
                                                      ===========   ===========

     [A] In January 2004, Chex advanced iGames $2,000,000 under a Term Loan Note
         (the "Note"). Interest accrues at 10% per annum, and the maturity date was scheduled to occur in January 2005, as defined in the Note. The Note was to be secured by a pledge of capital stock of the borrower pursuant to a stock pledge agreement. The stock pledge agreement was not executed, which resulted in an event of default under the terms of the Note. In March 2004, Chex commenced litigation relating to the collection of the Note plus a termination fee, accrued interest and other fees, due from iGames under the term note executed in January 2004. In addition, in March 2004, the Company commenced a lawsuit in Delaware state court (New Castle County) relative to the termination of the Stock Purchase Agreement ("SPA"). iGames commenced a lawsuit in the United States District Court for the District of Delaware alleging the Company and Equitex breached both the January 2004 term note and the SPA. All of the matters were consolidated so that all of the disputes were to be heard before the United States District Court for the District of Delaware. Effective July 21, 2005, Chex, Equitex and iGames resolved the litigation by executing the Settlement Agreement under which Chex is to receive $500,000 within 60 days of July 21, 2005. In conjunction with the Settlement Agreement, FFFC received a contingent warrant to purchase up to 500,000 shares of iGames common stock at $0.50 per share. The warrant is not exercisable until iGames has achieved $1,000,000 in net income during any given fiscal year. Equitex indemnified Chex for all litigation costs and potential losses associated with the SPA in conjunction with the June 7, 2004 merger agreement. Accordingly, Chex has reduced the iGames receivable from $2 million to $500,000 as of June 30, 2005, and accrued interest receivable related to iGames has been reduced by $96,111. As a result of the indemnification by Equitex, the Company has recorded a receivable of $1,596,111 from Equitex, which is included in notes, advances and interest receivable from related parties (Note 7).

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

4.   GOODWILL, INTANGIBLE AND OTHER ASSETS:

     At June 30, 2005 and December 31, 2004, goodwill was $5,636,000, none of which is deductible for income tax purposes based on the tax structuring of the acquisition of Chex by Equitex in December 2001. Intangible and other assets are as follows:

                                         June 30, 2005                            December 31, 2004
                         --------------------------------------------  --------------------------------------------
                             Gross                           Net           Gross                           Net
                           carrying     Accumulated       carrying       carrying     Accumulated       carrying
                            amount      amortization       amount         amount      amortization       amount
                         -------------  -------------  --------------  -------------  -------------  --------------
     Casino contracts    $   4,300,000  $  2,249,440   $   2,050,560   $   4,300,000  $   1,949,440  $    2,350,560
     Non-compete
       agreements              350,000       259,300          90,700         350,000        227,300         122,700
     Customer lists            250,000       250,000                         250,000        250,000
     Trade names               100,000                       100,000         100,000                        100,000
                         -------------  ------------  --------------   -------------  -------------  --------------
     Total intangible
       assets                5,000,000     2,758,740       2,241,260       5,000,000      2,426,740       2,573,260
     Loan costs                641,625       285,789         355,836         637,625        125,515         512,110
     Other assets               20,248                        20,248          20,248                         20,248
                         -------------  ------------  --------------   -------------  -------------  --------------
                         $   5,661,873  $  3,044,529   $   2,617,344   $   5,657,873  $   2,552,255  $    3,105,618
                         =============  ============  ==============   =============  =============  ==============

5. CONVERTIBLE AND OTHER PROMISSORY NOTES AND LONG-TERM DEBT:

     Convertible and other promissory notes and long-term debt at June 30, 2005 and December 31, 2004, consist of the following:

                                                        June 30,    December 31,
                                                          2005          2004
                                                      -----------   -----------
     Convertible promissory notes; face value of
       $1,974,064, net of discounts of $400,995
       (2005) and $1,588,729 (2004)                   $ 1,573,069   $   385,335

     Notes payable to individual investors,
       including related party of $105,105 (2005
       and 2004)                                       11,629,102    11,402,602

     Note payable to Equitex, net of discount of
       $305,605 (2005) and $368,833 (2004) [A]          3,561,855     3,989,446

     Obligations under capital leases                     119,775       169,787
                                                      -----------   -----------
                                                       16,883,801    15,947,170
     Less current portion                             (14,511,822)  (12,903,154)
                                                      -----------   -----------

     Long-term debt, net of current portion           $ 2,371,979   $ 3,044,016
                                                      ===========   ===========

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

5. CONVERTIBLE AND OTHER PROMISSORY NOTES AND LONG-TERM DEBT (CONTINUED):

     [A] In March 2004, Equitex issued an aggregate of $5,000,000 of convertible promissory notes (the "Whitebox Notes") to Pandora Select Partners, L.P. and Whitebox Hedged High Yield Partners, L.P. (the "Lenders"). The Whitebox Notes bear interest at 7% per annum and have a 45-month term, with a monthly principal and interest amount due of $134,571. The Whitebox Notes are senior to all other debt of both Equitex and Chex. Concurrently with the Whitebox Note financing, Equitex loaned the borrowed proceeds to Chex (the "Equitex Note") under terms identical to the Whitebox Notes. The Whitebox Notes are collateralized by all of the assets of Chex, Equitex's stock ownership in the Company and the Equitex Note. Equitex has the right to make any monthly payment of principal and interest in shares of its common stock. The common stock is to be issued based on 85% of the average bid price for 20 trading days prior to the payment due date. Through April 2005, Chex made loan payments due to Equitex directly to the Lenders. In May and June, Equitex issued a total of 57,046 shares of its common stock valued at $208,452 as partial payments to the Lenders. Chex paid a total of $60,690 in May and June directly to the Lenders, resulting in full payment of the monthly amounts due to the Lenders. Since Chex did not make the required payments under the Equitex Note, it was in default. However, Chex received a waiver of default from Equitex on August 15, 2005, notifying the Company that Equitex agreed to waive any event of default resulting from the failure by Chex to make the specified payments.

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

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

6.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

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

     CONSULTING AGREEMENTS:

     In July 2004, the Company entered into a twelve-month agreement with a third party consultant who is to provide sales, program and business development, and consulting services for FFFC's International operations. Under the terms of the agreement, the Company is required to pay the consultant approximately $15,800 per month as an advance against future commissions earned by the consultant. The consultant will be entitled to a 10% commission on all sales generated. In addition, the consultant is to earn a minimum of 3% of the acquisition value if the Company closes on an acquisition introduced by the consultant. The agreement can be terminated by either party subject to not less than three months written notice. No revenues were generated under the agreement and effective April 1, 2005, the parties agreed to terminate the agreement.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

7.   STOCKHOLDERS' EQUITY:

     INVESTMENT IN EQUITEX COMMON STOCK:

     At June 30, 2005 and December 31, 2004, the Company has an investment in common stock of Equitex. This investment is presented as a reduction of stockholders' equity in a manner similar to that of treasury stock. The following table summarizes the activity of this investment:

                                                 Six months ended         Year ended
                                                  June 30, 2005        December 31, 2004
                                               -------------------   --------------------
                                                Shares      Cost      Shares       Cost
                                               --------  ---------   --------   ---------
      Beginning balances                         86,486  $ 308,488    221,453   $ 611,680
        Shares purchased                                               17,250     113,625
        Shares sold                             (82,308)  (293,583)  (228,050)   (745,247)
        Shares returned to Chex in exchange
         for stock  subscription receivable                            83,333     350,000
       Shares distributed to third parties on
         behalf of Equitex, in exchange for
         an Equitex receivable                                         (7,500)    (21,570)
                                               --------  ---------   --------   ---------
     Ending balances                              4,178  $  14,905     86,486   $ 308,488
                                               ========  =========   ========   =========

      Purchases of Equitex common stock are stated at cost. Sales of Equitex common stock are removed from the investment account at the weighted average cost of the total shares outstanding, and the difference between the sales price and cost of the shares sold is classified as additional paid-in capital.

     NOTES, ADVANCES AND INTEREST RECEIVABLE FROM RELATED PARTIES:

     Chex has notes receivable from Equitex and its majority-owned subsidiary
       Denaris Corporation ("Denaris") under various loan agreements. In addition, Chex has made advances to Equitex and Denaris to fund their operations. Certain expenses paid by Chex on behalf of Equitex have been debited (charged) to the receivables. In addition, certain operating expenses allocated from Equitex to Chex, as well as certain capitalized costs relating to the $5,000,000 promissory note have been allocated to Chex and therefore have been credited (reduced) the receivables.

     The following table summarizes the activity for the year ended December 31, 2004 and for the six months ended June 30, 2005:

                                                      December 31,    June 30,
                                                           2004         2005
                                                       -----------  -----------
        Beginning principal balances                   $ 1,944,785  $ 4,189,816
        Cash advances                                    1,125,000
        Amount due from Equitex under indemnification                 1,596,111
        Chex cash disbursements and accounts payable
          allocated to Equitex and Denaris                 332,833      195,649

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

7. STOCKHOLDER'S EQUITY (CONTINUED):

     NOTES, ADVANCES AND INTEREST RECEIVABLE FROM RELATED PARTIES (CONTINUED):

                                                      December 31,    June 30,
                                                           2004         2005
                                                       -----------  -----------
              Reclassification of other receivables
                due from Denaris                           250,512
              Reclassification of notes receivable
                from an officer of Chex                    485,936
              Purchase by Chex of FFFC warrants
                owned by Equitex                                        (47,500)
              Distribution of Equitex common stock
                held by Chex to third parties in
                exchange for receivable from Equitex        50,750
                                                       -----------  -----------
                                                         4,189,816    5,934,076
              Interest receivable, including interest
                from an officer of Chex of $61,066         553,461      739,329
                                                       -----------  -----------
              Ending balances                          $ 4,743,277  $ 6,673,405
                                                       ==========   ===========

     The above balances at June 30, 2005 and December 31, 2004 are presented as a reduction of stockholders' equity on the accompanying consolidated balance sheets. The principal balance at December 31, 2004 is comprised of $1,087,762 due from Denaris, $2,616,118 due from Equitex and $485,936 due from an officer of Chex. The principal balance at June 30, 2005 is comprised of $1,095,563 due from Denaris, $4,352,577 due from Equitex and $485,936 due from an officer of Chex. The Denaris receivables at June 30, 2005 and December 31, 2004 are in the form of promissory notes and advances, which bear interest at 10% per annum. The notes are collateralized by a pledge by Equitex of 166,667 shares of Equitex common stock. The Equitex receivables are in the form of promissory notes and advances, which bear interest at 10% per annum. In addition, as of June 30, 2005, $1,596,111 is due from Equitex under an indemnification agreement related to the iGames litigation, and $186,427 is for legal fees allocated to Equitex related to the iGames litigation. The notes and advances are collateralized by a pledge of 700,000 shares of FFFC common stock owned by Equitex. The notes receivable from an officer of Chex are due on demand and the Company is no longer accruing interest on these notes due to uncertainty as to collection. The notes are collateralized by unregistered shares of Equitex common stock.

     During the quarter ended June 30, 2005, FFFC acquired 75,000 FFFC warrants to purchase FFFC common stock from Equitex. The warrants were acquired for $97,500, of which $50,000 was paid to Equitex in cash. FFFC reduced its receivable from Equitex for the remaining $47,500. The warrants were originally issued to Equitex in connection with the June 7, 2004 Merger Agreement and have an exercise price of $0.10 per share. FFFC distributed these warrants during the quarter ended June 30, 2005, in connection with previous sales by FFFC of Equitex common stock FFFC owned.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

7.   STOCKHOLDER'S EQUITY (CONTINUED):

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

8.   INCOME TAXES:

     The operations of the Company for periods subsequent to the acquisition of the Company by Equitex and through August 2004, at which time Equitex's ownership interest fell below 80%, are included in consolidated federal income tax returns filed by Equitex. Subsequent to August 2004, the Company will file a separate income tax return. However, for financial reporting purposes, the Company's provision for income taxes has been computed on the basis that the Company files a separate income tax return for each period presented.

     During the quarter ended June 30, 2004, management assessed the realization of its deferred tax assets. Based on this assessment, it was determined to be more likely than not that the Company's deferred tax assets will not be realizable and determined that a valuation allowance was required. Accordingly, the Company's valuation allowance was increased by $473,000 to fully reserve for its net deferred tax assets, which resulted in an increase to the provision for income taxes of the same amount. State income taxes of $16,000 and $6,000, respectively, were accrued for the six months ended June 30, 2005 and 2004.

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

GENERAL

On June 7, 2004, a wholly-owned subsidiary of Seven Ventures, Inc. ("SVI") merged with and into Chex Services, Inc. ("Chex" or the "Company"). In the merger, Equitex exchanged its 100% ownership of Chex for 7,700,000 shares of SVI representing approximately 93% of SVI's outstanding common stock. In addition, Equitex received warrants to purchase 800,000 shares of SVI common stock at an exercise price of $0.10 per share, expiring five years from the date of closing. As a result of the merger, Chex became a wholly-owned subsidiary of SVI. ON June 29, 2004, SVI changed its name to FastFunds Financial Corporation ("FFFC"). In connection with the Merger, the Company received $400,000 through the issuance of convertible promissory notes, bearing interest at five percent per annum and convertible into 4,000,000 shares of FFFC common stock upon the occurrence of certain future events. Unless earlier converted, any outstanding balance of principal and interest is due on April 14, 2007. As of June 30, 2005, FFFC has issued 2,000,000 shares of its common stock in exchange for $200,000 of the note, as certain events have been met. As a result of the issuance of the 2 million shares and other equity transactions, Equitex's ownership percentage in FFFC is approximately 73% at June 30, 2005.

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

OVERVIEW

The financial results presented for the three and six months ended June 30, 2005 and 2004 are those of Chex Services, Inc. ("Chex") and its wholly-owned subsidiary Collection Solutions, Inc. ("Collection Solutions"), and from June 7, 2004, on a consolidated basis with those of FFFC.

On July 15, 2004, FFFC formed a wholly-owned corporation based in London, FastFunds International, Inc. ("FFI"). FFI has generated no revenues, and the Company has ceased incurring any additional costs as of June 30, 2005. The financial results of FFI are included on a consolidated basis with those of the Company from its date of inception.

LIQUIDITY AND CAPITAL RESOURCES

For the next twelve months, we anticipate our liquidity and capital resource needs may not be satisfied solely from cash flows generated from our casino locations. Chex has also begun to develop and introduce new products during the past year. These products are complementary to its existing products and services. Future products may include: cashless gaming smart cards, debit cards and customized funds transfer systems for multi-jurisdictional gaming operators. Also, Chex plans on expanding its business into non-gaming cash access products. Costs associated with the development of such products have been and will continue to be incurred. Additionally, FFFC formed a wholly-owned London based subsidiary, FFI. FFI began operations in July 2004 and opened a London and Chicago office. In connection with the start-up of FFI and the Company's attempt to expand its business model into new markets and products, FFFC and the Company entered into various management advisory and consultant agreements. However, during the quarter ended June 30, 2005, the Company terminated certain consulting agreements, closed its Chicago office and also gave the required 90-day notice on April 1, 2005 to the landlord that it was terminating the London lease, as no revenues have been generated sufficient to offset the operating costs being incurred.

In March 2004, Equitex issued an aggregate of $5,000,000 of convertible promissory notes (the "Whitebox Notes") to Pandora Select Partners, L.P. and Whitebox Hedged High Yield Partners, L.P. (the "Lenders"). The Whitebox Notes bear interest at 7% per annum and have a 45-month term, with a monthly principal and interest amount due of $134,571. The Whitebox Notes are senior to all other debt of both Equitex and Chex. Concurrently with the Whitebox Note financing, Equitex loaned the borrowed proceeds to Chex (the "Equitex Note") under terms identical to the Whitebox Notes. The Whitebox Notes are collateralized by all of the assets of Chex, Equitex's stock ownership in the Company and the Equitex Note. Equitex has the right to make any monthly payment of principal and interest in shares of its common stock. The common stock is to be issued based on 85% of the average bid price for 20 trading days prior to the payment due date. Through April 2005, Chex made loan payments due to Equitex directly to the Lenders. In May and June, Equitex issued a total of 57,046 shares of its common stock valued at $208,452 as partial payments to the Lenders. Chex paid a total of $60,690 in May and June directly to the Lenders, resulting in full payment of the monthly amounts due to the Lenders. Since Chex did not make the required payments under the Equitex Note, it was in default. However, Chex received a waiver of default from Equitex on August 15, 2005, notifying the Company that Equitex agreed to waive any event of default resulting from the failure by Chex to make the specified payments.

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

For the six months ended June 30, 2005, net cash used in operating activities was $396,026 compared to $323,331 for the six months ended June 30, 2004. The net loss was $2,517,665 for the six months ended June 30, 2005 compared to $1,990,226 for the six months ended June 30, 2004. The increase in the net loss was primarily attributable to increases in interest expense of approximately $1,250,000 related to non-cash interest expense incurred due to amortization of the discounts recorded in connection with the beneficial conversion features and warrants related to the convertible promissory notes described above. This increase was partially offset by an increase in location margin of approximately $378,000.

Net cash provided by investing activities for the six months ended June 30, 2005 was $46,957 compared to net cash used in investing activities of $3,319,286 for the six months ended June 30, 2004. Net cash provided by investing activities for the six months ended June 30, 2005, was attributable to cash received on notes receivable in excess of purchases of property and equipment. Net cash used in investing activities for the six months ended June 30, 2004 was primarily a result of an advance on a note receivable of $2 million to iGames, advances to related parties of $1,125,000 and purchases of property and equipment of approximately $194,000.

Net cash used in financing activities for the six months ended June 30, 2005 was $223,718 compared to net cash provided by financing activities of $2,177,214 for the six months ended June 30, 2004. The significant activity for the six months ended June 30, 2005 included the Company receiving proceeds of $1,095,000 upon the issuance of notes payable and receiving $243,833 upon the sale of 82,308 shares of Equitex common stock. In addition, the Company repaid notes payable and long-term debt of $1,409,329.

The significant financing activity for the six months ended June 30, 2004 included the Company receiving proceeds of $6,552,000 upon the issuance of notes payable and long-term debt, proceeds from the sale of 80,583 shares of Equitex common stock for $492,029 and proceeds of $200,000 from a stock subscription receivable. The Company also repaid $2,120,424 of notes payable and long-term debt, repaid a bank overdraft of $2,497,766 and paid fees of $335,000 related to the issuances of notes payable. During the six months ended June 30, 2004, the Company also purchased 17,250 shares of Equitex common stock for $113,625.

For the six months ended June 30, 2005, cash and cash equivalents decreased by $572,787 compared to a decrease in cash and cash equivalents of $1,465,403 for the six months ended June 30, 2004. Ending cash and cash equivalents at June 30, 2005 was $7,865,554 compared to $7,305,439 at June 30, 2004. Significantly all cash and cash equivalents is required to be utilized for Chex's casino operations.

Other sources available to us that we may utilize include the sale of equity securities, as well as the exercise of outstanding warrants, all of which may cause dilution to our stockholders.

REVENUES

Consolidated revenues for the three months ended June 30, 2005 and 2004 were $4,572,406 and $3,458,260, respectively, and revenues for the six months ended June 30, 2005 and 2004 were $8,986,549 and $6,921,363, respectively. The three and six month increases of $1,114,146 and $2,065,186, respectively are primarily due to revenues from casino locations of approximately $840,000 and $1,467,000 for the three and six months ended June 30, 2005, respectively that were opened subsequent to July 1, 2004 and accordingly, the Company had no revenues from these properties for the three and six months ended June 30, 2004. Additional increases in revenues from credit cards and ATM transactions of approximately $348,000 and $740,000, respectively, for locations open the entire comparable periods were the result of the new proprietary cash advance platforms to process cash advance transactions. This software was installed beginning in July 2004.

Chex recognizes revenue at the time certain financial services are performed. Revenues are derived from check cashing fees, credit and debit card advance fees, automated teller machine ("ATM") surcharge and transaction fees, and NSF collection fees. Chex revenues for the three months ended June 30, 2005 and 2004 were comprised of the following:

                                    2005                                   2004
                   --------------------------------------   --------------------------------------
                     Number of    Dollars       Earned       Number of      Dollars      Earned
                   Transactions   Handled      Revenues     Transactions    Handled     Revenues
                   ------------  -----------  -----------   ------------  -----------  -----------
Personal checks       170,687    $33,309,085  $ 1,657,082      163,923    $30,295,833  $ 1,556,525
"Other" checks         66,159     21,571,625      215,054       64,674     20,357,481      191,244
Credit cards           61,353     22,028,738    1,262,270       52,280     17,851,730      737,985
Debit cards            11,126      3,409,987       93,096        7,817      2,402,603       34,425
ATM transactions      656,684     60,136,709    1,214,224      434,128     36,590,380      824,358
NSF collection fees                                89,685            -              -      100,675
Other                                              40,995            -              -       13,048
                      -------   ------------  -----------      -------   ------------  -----------
                      966,009   $140,456,144  $ 4,572,406      722,822   $107,498,027  $ 3,458,260
                      =======   ============  ===========      =======   ============  ===========

Chex revenues for the six months ended June 30, 2005 and 2004 were comprised of the following:

                                    2005                                   2004
                   --------------------------------------   --------------------------------------
                     Number of    Dollars       Earned       Number of      Dollars      Earned
                   Transactions   Handled      Revenues     Transactions    Handled     Revenues
                   ------------  -----------  -----------   ------------  -----------  -----------
Personal checks        345,921   $66,272,058  $ 3,270,781      323,106    $57,769,918  $ 3,095,404
"Other" checks         126,133    44,141,775      476,782      125,441     43,460,655      429,236
Credit cards           116,421    41,392,367    2,432,251      108,080     36,747,289    1,418,353
Debit cards             23,173     7,085,615      178,934       17,786      5,515,917       74,699
ATM transactions     1,271,323   113,998,133    2,375,602      862,286     70,137,900    1,607,067
NSF collection fees                               185,832            -              -      219,542
Other                                              66,367            -              -       77,062
                     ---------  ------------  -----------    ---------   ------------  -----------
                     1,882,971  $272,889,948  $ 8,986,549    1,436,699   $213,631,679  $ 6,921,363
                     =========  ============  ===========    =========   ============  ===========

                                                                              24

Chex cashes personal checks at its cash access locations for fees based upon a percentage of the face amount of the check cashed per each casino contract. Chex also cashes "other" checks, comprised of tax and insurance refunds, casino employee payroll checks and casino jackpot winnings.

Chex credit/debit card cash advance services allow patrons to use their VISA, MasterCard, Discover and American Express cards to obtain cash. In July 2004, Chex began using its own proprietary credit and debit cash advance platform to process cash advance transactions. Accordingly, for the three and six months ended June 30, 2005 utilizing the same rates and fees for the three and six months ended June 30, 2004, Chex recorded additional revenues of approximately $348,000 and $740,000. During the three and six months ended June 30, 2004, third party vendors, at their expense, supplied, installed and maintained the equipment to operate the cash advance system. Under vendor agreements, the vendor charges each customer a services fee based upon the cash advance amount and paid a portion of such service fee to Chex.

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

OPERATING EXPENSES

LOCATION EXPENSES

Chex location expenses were $3,422,631 and $2,547,709 for the three months ending June 30, 2005 and 2004, respectively and $6,665,370 and $4,978,609 for the six months ended June 30, 2005 and 2004, respectively. The location expenses are comprised as follows:

                                         Three months ended              Six months ended
                                               June 30,                      June 30,
                                         2005           2004            2005          2004
                                     -----------    -----------     -----------    -----------
 Fees to casinos                     $ 1,589,638    $ 1,209,052     $ 3,085,229    $ 2,375,200
 Salaries and related costs              785,460        723,547       1,580,877      1,497,580
 Returned checks, net of collections     119,114        167,252         333,172        265,255
 Processing fees                         503,611        130,074         907,572        197,884
 Selling, general and administrative     385,188        284,714         678,710        576,108
 Depreciation and amortization            39,620         33,070          79,810         66,582
                                     -----------    -----------     -----------    -----------
                                     $ 3,422,631    $ 2,547,709     $ 6,665,370    $ 4,978,609
                                     ===========    ===========     ===========    ===========

Fees to casinos are comprised of compensation paid to the casino pursuant to the terms of each financial services agreement that the Company has entered into with the respective establishment. At locations where Chex provides check-cashing services, Chex pays the location operator a commission based upon the monthly dollar amount of checks cashed or a fixed percentage of the net income from operations at that location. Chex passes on an agreed upon percentage of the surcharge commissions to the locations where ATM's are utilized. At the locations at which Chex uses third party vendors to provide credit/debit card advance services, it pays the operator a commission for each completed transaction. For the locations where Chex's proprietary product is used, Chex pays a fee to the casino based on the fees it receives from processing the transaction. For these transactions, Chex also has a cost of processing the transaction. Chex began installing their proprietary product in July 2004 and accordingly, there was a significant increase in processing costs for the three and six months ended June 30, 2005 compared to June 30, 2004.

Returned checks, net of collections expense increased by $67,917 to $333,172 for the six months ended June 30, 2005 compared to $265,255 for the six months ended June 30, 2004. The primary reason for the increase was the result of approximately $149,000 of returned checks from locations opened in the six months ended June 30, 2005 that were not open in the six months ended June 30, 2004. This increase was offset by reduced returned checks for locations that were open in both periods. For the three months ended June 30, 2005, returned checks decreased by $48,138 to $119,114 from $167,252 for the three months ended June 30, 2004. Returned checks at new locations increased by approximately $29,000 while returned checks at existing locations decreased by approximately $77,000.

Chex generally records a returned check expense for potential losses in the period such checks are returned.

Selling, general and administrative expenses for locations include bank charges, depreciation, communications, insurance licensing, collections, and travel and entertainment. For the three and six months ended June 30, 2005 and 2004, these expenses were comparable.

CORPORATE OPERATING EXPENSES

Corporate operating expenses for the three months ended June 30, 2005 and 2004 were $1,479,376 and $1,791,936, respectively, and $2,914,555 and $2,905,078 for the six months ended June 30, 2005 and 2004. The expenses were comprised of the following:

                                          Three months ended              Six months ended
                                               June 30,                       June 30,
                                         2005            2004           2005           2004
                                      -----------    -----------     -----------    -----------

   Salaries and benefits              $   485,291    $   466,522     $ 1,074,801    $   976,153
   Accounting, legal and consulting       188,986        158,160         457,109        260,890
   Stock based compensation                              252,000                        252,000
   Travel and entertainment                96,840         61,231         202,280        122,288
   Advertising                             79,875         48,042          89,658         92,673
   Allocated expenses from Equitex                        59,000                         91,000
   Depreciation and amortization          344,161        267,697         687,926        510,559
   Provision (recovery) of losses                        144,000        (90,000)        144,000
   Other                                  284,223        335,284         492,781        455,515
                                      -----------    -----------     -----------    -----------
                                      $ 1,479,376    $ 1,791,936     $ 2,914,555    $ 2,905,078
                                      ===========    ===========     ===========    ===========

Corporate operating expenses include Chex's Minneapolis administrative office, which supports the 55 operating locations and also includes for the six months ended June 30, 2005, those expenses associated with FFI's London and Chicago offices. As of June 30, 2005, the London and Chicago offices have been closed and the Company will incur no further expenses related to these locations.

Salaries and related costs increased for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004 period primarily as a result of the hiring of the Company's Chief Executive Officer, as well as the corporate staffing of FFI's London office. The salaries and related costs included in 2005 for the above items were approximately $115,000.

Accounting, legal and consulting expenses increased for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004 primarily as a result of an increase in consulting fees of approximately $30,000 and $205,000 for the three and six months ended June 30, 2005. FFI hired marketing and sales consultants to assist the Company in entering the stored-value card international market in the gaming and retail industries. As a result of no revenues being generated to offset these operating costs, during the six months ended June 30, 2005, the Company terminated certain sales and marketing consulting and advisory agreements that previously required the Company to pay approximately $36,000 per month. In addition, FFFC has entered into various consulting agreements with a financial advisor and individuals who provide various consulting services to the Company. These continuing agreements require the Company to pay approximately $15,000 per month.

The stock-based compensation expense of $252,000 in the three and six months ended June 30, 2004 was a result of Equitex distributing to Chex employees 280,000 of the 800,000 warrants to purchase FFFC common stock at $0.10 per share it received in the Merger. The warrants were determined to have a fair value of $1.00 on the distribution date.

Travel and entertainment increased for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004 primarily as a result of the increased costs of travel associated with employees of FastFunds, FFI and consultants.

Prior to July 1, 2004 Equitex was incurring certain general and administrative expenses on behalf of Chex that were allocated by Equitex to Chex. Beginning July 1, 2004, Chex and FastFunds began incurring these expenses on their own behalf, and accordingly, there is no longer an allocation from Equitex.

Depreciation and amortization increased for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004 primarily as a result of increased depreciation as a result of additional fixed assets, as well as the amortization of deferred loan costs.

The valuation allowance on the note receivable from the estate of a deceased officer was decreased by $90,000 for the six months ended June 30, 2005 compared to an increase of $144,000 for the six months ended June 30, 2004. Shares of Equitex common stock collateralized the note and the allowance was adjusted accordingly based on the value of the underlying collateral. This note was repaid during the quarter ended June 30, 2005.

Other costs included in corporate operating expenses increased for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004. The primary reason for the increase was the additional rent and occupancy costs of approximately $39,000 for the London and Chicago offices, as well as directors and officers insurance of approximately $26,000, and other office expenses such as, telecommunication and supplies.

OTHER INCOME (EXPENSE)

Other expense, net, for the three months ended June 30, 2005 was $949,732 compared to $339,809 for the three months ended June 30, 2004. For the six months ended June 30, 2005 other expense, net was $1,908,289 compared to $548,902 for the six months ended June 30, 2004. Interest expense for the three months ended June 30, 2005 was $1,048,167 compared to $479,118 for the three months ended June 30, 2004. The increase was primarily related to non-cash interest expense of approximately $623,000 incurred due to amortization of the discount related to the beneficial conversion feature on convertible promissory notes. Interest expense for the six months ended June 30, 2005 was $2,104,604 compared to $806,604 for the six months ended June 30, 2004. The primary reasons for the increase is related to non-cash interest expense of approximately $1,251,000 incurred due to amortization of the discount related to the beneficial conversion features on convertible promissory notes and approximately $74,000 of interest expense related to the $5,000,000 note payable issued in March 2004. Interest income decreased to $98,435 for the three months ended June 30, 2005 from $139,309 for the three months ended June 30, 2004 and to $196,315 for the six months ended June 30, 2005, from $257,702 for the six months ended June 30, 2004. The decreases were due primarily to the interest income of $46,911 recorded on the $2.0 million iGames Note in the six months ended June 30, 2004, for which the Company stopped accruing interest in June 2004.

INCOME TAX EXPENSE

During the quarter ended June 30, 2004, management assessed the realization of its deferred tax assets. Based on this assessment, it was determined to be more likely than not that the Company's deferred tax assets will not be realizable and determined that a valuation allowance was required. Accordingly, the Company's valuation allowance was increased by $473,000 to fully reserve for its net deferred tax assets, which resulted in an increase to the provision for income taxes of the same amount. State income taxes of $16,000 and $6,000, respectively, were accrued for the six months ended June 30, 2005 and 2004.

CONTRACTUAL OBLIGATIONS

No material changes outside the ordinary course of business during the quarter ended June 30, 2005.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), Share-Based Payment, which addresses the accounting for share-based compensation transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. Management is currently evaluating the provisions of this standard. Depending on the number and terms of options that may be granted in future periods, the implementation of this standard could have a material impact on the Company's financial position and results of operations.

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

The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiary are exposed relate to interest rates on debt. The Company has both fixed and variable rate debt. Chex has $17,590,401 and $17,904,731, before note discounts, of debt outstanding as of June 30, 2005 and December 31, 2004, respectively, of which $11,629,102 and $11,402,602 has been borrowed at fixed rates ranging from 9% to 15% at June 30, 2005 and December 31, 2004, respectively. This fixed rate debt is subject to renewal annually and is payable upon demand with 90 days written notice by the debt holder. Additionally, $3,867,460 and $4,358,279 of the total debt at June 30, 2005 and at December 31, 2004 has been borrowed at a fixed rate of 7%, and $1,774,064 and $200,000 of the total debt at June 30, 2005 and December 31, 2004 have fixed rates of 9.5% and 5%, respectively. Chex also has $119,775 and $169,787 of obligations under capital leases with fixed rates ranging from 6.5% to 7% at June 30, 2005 and December 31, 2004, respectively, owed to a bank.

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

                                    ITEM FOUR
                       DISCLOSURE CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Acting Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO and CFO have concluded that the Company's current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, the Company took no corrective measures.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         Refer to Notes 3 and 6 of the Condensed Consolidated Financial
         Statements

Item 2.  Changes in Securities

         In April 2005, the Company issued a total of 100,045 shares of its $0.001 par value common stock to James Welbourn, a director of the Company, upon the exercise of warrants at $0.10 per share. These shares were not registered under the Securities Act of 1933. The Company relied upon the exemptions from registration provided by Sections 4(6) or 4(2) of the Securities Act and Rule 506 promulgated there under.

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

                                       FastFunds Financial Corporation
                                       (Registrant)

 Date: August 15, 2005                 By: /s/ Michael S. Casazza
                                           -------------------------------------
                                           Michael S. Casazza
                                           Acting Chief Executive Officer



 Date: August 15, 2005                 By: /s/ Ijaz Anwar
                                           -------------------------------------
                                           Ijaz Anwar
                                           Chief Financial Officer