Form 10-Q
period 2005-09-30
FASTFUNDS FINANCIAL CORP
filed 2005-11-14
CIK 779956

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2005


             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________to_________


                         Commission File No. 333-1026-D


                         FASTFUNDS FINANCIAL CORPORATION
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                   Nevada                                  87-0425514
      ------------------------------                   ------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b.2 of the Exchange Act). Yes [ ] No [X]

Number of shares of common stock outstanding at November 10, 2005: 10,513,672

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES


PART I   FINANCIAL INFORMATION                                            Page
                                                                          -----

         Item 1.   Financial statements:

                   Condensed consolidated balance sheets -
                   September 30, 2005 (unaudited) and December 31, 2004       2

                   Condensed consolidated statements of operations-
                   three and nine months ended September 30, 2005
                   and 2004 (unaudited)                                       3

                   Condensed consolidated statement of changes
                   in stockholders' (deficit) equity - nine months ended
                   September 30, 2005 (unaudited)                             4

                   Condensed  consolidated statements of cash flows
                   - nine  months ended September 30, 2005
                   and 2004 (unaudited)                                     5-6

                   Notes to condensed consolidated
                   financial statements (unaudited)                      7 - 24

         Item 2.   Management's discussion and analysis of financial
                   condition and results of operations                  25 - 35

         Item 3.   Quantitative and qualitative disclosures of market risk   37

         Item 4.   Disclosure controls and procedures                        37

PART II OTHER INFORMATION

         Item 1.   Legal proceedings                                         37

         Item 2.   Changes in securities and use of proceeds                 37

         Item 3.   Defaults upon senior securities                           37

         Item 4.   Submission of matters to a vote of security holders       37

         Item 5.   Other information                                         37

         Item 6.   Exhibits                                                  38

                   Signatures                                                39

                                        FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

                                           CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                        September 30,         December 31,
                                                                                             2005                 2004
                                                                                         ------------         ------------
                                                                                        (unaudited)

                                                             ASSETS
Current assets:
    Cash and cash equivalents                                                            $  8,067,556         $  8,438,341
    Accounts receivable,  net                                                                 323,451            1,010,518
    Prepaid and other assets                                                                  312,856              499,254
    Current portion of notes, advances and interest receivable, including
      related parties of $461 (2005) and $7,900 (2004) (Note 3)                                   461               61,900
                                                                                         ------------         ------------
         Total current assets                                                               8,704,324           10,010,013
                                                                                         ------------         ------------

Notes and interest receivable, including related parties of $263,265 (2005)
    and $247,890 (2004), net of current portion (Note 3)                                      408,265            2,640,391
Property and equipment, net                                                                 1,031,803            1,322,737
Intangible and other assets, net (Note 4)                                                   2,383,463            3,105,618
Goodwill (Note 4)                                                                           5,636,000            5,636,000
                                                                                         ------------         ------------
                                                                                            9,459,531           12,704,746
                                                                                         ------------         ------------
                                                                                         $ 18,163,855         $ 22,714,759
                                                                                         ============         ============

                                        LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
    Accounts payable                                                                     $    408,933         $    323,949
    Accrued expenses                                                                        1,968,816            1,483,468
    Convertible and other promissory notes and current portion of long-term
      debt, including related party of $105,105 (2004) (Note 5)                            14,277,446           12,903,154
                                                                                         ------------         ------------
         Total current liabilities                                                         16,655,195           14,710,571

Long-term debt, net of current portion (Note 5)                                             2,417,474            3,044,016
                                                                                         ------------         ------------
                                                                                           19,072,669           17,754,587
                                                                                         ------------         ------------
Commitments and contingencies (Notes 3 and 6)

Stockholders' (deficit) equity (Note 7):
    Preferred stock, $.001 par value; 5,000,000 shares authorized;
       no shares issued and outstanding
    Common stock, $.001 par value; 250,000,000 shares authorized;
      10,513,672 (2005) and 10,428,627 (2004) shares isssued and outstanding                   10,514               10,429
    Additional paid-in capital                                                             14,835,860           15,054,695
    Stock subscription receivable                                                            (135,000)            (216,000)
    Investment in Equitex, Inc.                                                               (14,905)            (308,488)
    Notes, advances and interest receivable, related parties                               (6,898,375)          (4,743,277)
    Accumulated deficit                                                                    (8,706,908)          (4,837,187)
                                                                                         ------------         ------------
         Total stockholders' (deficit) equity                                                (908,814)           4,960,172
                                                                                         ------------         ------------
                                                                                         $ 18,163,855         $ 22,714,759
                                                                                         ============         ============

                                     See notes to condensed consolidated financial statements.                           2


                                             FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

                                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)


                                                            Three months ended September 30,   Nine months ended September 30,
                                                                  2005             2004             2005             2004
                                                              ------------     ------------     ------------     ------------

Fee revenue                                                   $  4,980,376     $  4,308,684     $ 13,966,925     $ 11,230,047
                                                              ------------     ------------     ------------     ------------

Location expenses:
    Fees to casinos                                              1,770,161        1,514,970        4,855,390        3,890,170
    Salaries and benefits                                          780,873          827,323        2,361,750        2,324,903
    Processing fees                                                634,590          288,797        1,542,162          486,681
    Returned checks                                                 84,708          214,587          417,880          479,832
    Other                                                          372,885          399,293        1,131,405        1,041,983
                                                              ------------     ------------     ------------     ------------

         Total location expenses                                 3,643,217        3,244,970       10,308,587        8,223,569
                                                              ------------     ------------     ------------     ------------

         Location gross margin                                   1,337,159        1,063,714        3,658,338        3,006,478
                                                              ------------     ------------     ------------     ------------

Corporate operating expenses:
    Salaries and benefits                                          403,517          564,223        1,478,318        1,540,376
    Selling, general and administrative                          1,271,678          612,729        2,708,317        1,983,538
Amortization of intangible and other assets (Note 4)               234,080          218,565          726,354          632,691
Provision for (recovery of) losses on related party
    note receivable (Note 3)                                                         82,000          (89,159)         226,000
                                                              ------------     ------------     ------------     ------------

                                                                 1,909,275        1,477,517        4,823,830        4,382,605
                                                              ------------     ------------     ------------     ------------

Loss from operations                                              (572,116)        (413,803)      (1,165,492)      (1,376,127)
                                                              ------------     ------------     ------------     ------------

Other income (expense):
    Interest expense, including related party interest for
       three months of $68,462 (2005) and $109,580
       (2004) and $217,122 (2005) and $251,710 (2004)
       for the nine months                                        (869,007)        (501,557)      (2,973,611)      (1,308,161)
    Interest income, including related party interest for
       three months of $96,951 (2005) and $100,094
       (2004) and $293,069 (2005) and $249,325 (2004)
       for the nine months                                          97,067          100,116          293,382          357,818
                                                              ------------     ------------     ------------     ------------

         Total other expense                                      (771,940)        (401,441)      (2,680,229)        (950,343)
                                                              ------------     ------------     ------------     ------------

Loss before income taxes                                        (1,344,056)        (815,244)      (3,845,721)      (2,326,470)
Income tax expense (Note 8)                                         (8,000)                          (24,000)        (479,000)
                                                              ------------     ------------     ------------     ------------

Net loss                                                      $ (1,352,056)    $   (815,244)    $ (3,869,721)    $ (2,805,470)
                                                              ============     ============     ============     ============

Basic and diluted net loss per share                          $      (0.13)    $      (0.08)    $      (0.37)    $      (0.33)
                                                              ============     ============     ============     ============

Weighted average number of common shares outstanding:
       Basic and diluted                                        10,513,672        9,773,901       10,479,718        8,447,289
                                                              ============     ============     ============     ============

                                     See notes to condensed consolidated financial statements.                               3



                                                  FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

                                                   NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)


                                                                                               Notes
                                                                                            advances and
                                                                                            and interest                   Total
                                  Common stock       Additional       Stock     Investment   receivable,               stockholders'
                            -----------------------    paid-in    subscription      in        related      Accumulated   (deficit)
                              Shares        Amount     capital     receivable  Equitex, Inc.  parties       deficit       equity
                            ----------      -------  -----------  ------------ ------------- ---------- --------------   ----------

Balances,
 January 1, 2005            10,428,627      10,429  $ 15,054,695  $   (216,000)  $(308,488) $ (4,743,277)  $ (4,837,187) $4,960,172

Return and retirement
 of 15,000 shares of
 common stock in
 exchange for reduction
 of stock subscription
 receivable (Note 7)           (15,000)        (15)      (80,985)       81,000                                               --

Sale of Equitex, Inc.
 common stock (Note 7)                                   (49,750)                  293,583                                  243,833

Issuance of common stock
 upon cashless exercise
 of warrants (Note 7)          100,045         100          (100)                                                            --

Distribution of warrants
 in connection with
 previous sales of
 Equitex, Inc. common
 stock (Note 7)                                          (97,500)                                                           (97,500)

Increase in notes,
 advances and interest
 receivable due from
 related parties (Note 7)                                                                     (2,155,098)                (2,155,098)

Warrants issued for
 services (Note 7)                                         9,500                                                              9,500


Net loss                                                                                                     (3,869,721) (3,869,721)
                          ------------  ----------  ------------  ------------   ---------  ------------   ------------  ----------

Balances,
 September 30, 2005         10,513,672      10,514  $ 14,835,860  $   (135,000)  $ (14,905) $ (6,898,375)  $ (8,706,908) $ (908,814)
                          ============  ==========  ============  ============   =========  ============   ============  ==========

                                           See notes to condensed consolidated financial statements.                               4



                                  FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                              NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)


                                                                                    2005                 2004
                                                                                -----------          -----------

Net loss                                                                        $(3,869,721)         $(2,805,470)
Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
      Loss on disposal of assets                                                    295,934
      Depreciation and amortization                                               1,133,923              922,298
      Non-cash interest expense (Note 5)                                             94,842               60,753
      (Recovery of) provision for losses on related party note receivable
        (Note 3)                                                                    (89,159)             226,000
      Amortization of discount on convertible promissory notes payable
        related to beneficial conversion features (Note 5)                        1,588,729              200,000
      Allocated expenses from Equitex, Inc.                                                               91,000
      Deferred income taxes                                                                              473,000
      Stock based compensation                                                        9,500              252,000
      Decrease (increase) in assets:
        Accounts receivable                                                         687,067              927,354
        Interest and other receivables                                             (512,313)            (686,972)
        Prepaid and other assets                                                    186,198             (299,015)
      Increase in liabilities:
        Accounts payable                                                            140,548               11,326
        Accrued expenses                                                            580,510              269,335
                                                                                -----------          -----------

Net cash provided by (used in) operating activities                                 246,058             (358,391)
                                                                                -----------          -----------

Cash flows from investing activities:
    Purchases of property and equipment                                            (564,568)            (316,855)
    Repayments on notes receivable                                                  813,064               18,773
    Advances on notes receivable                                                    (11,073)          (3,129,673)
                                                                                -----------          -----------

Net cash provided by (used in) investing activities                                 237,423           (3,427,755)
                                                                                -----------          -----------

Cash flows from financing activities:
    Decrease in bank overdraft                                                                        (2,497,766)
    Borrowings on notes and loans payable                                         1,751,000            7,247,210
    Repayments on notes and loans payable                                        (1,997,105)          (2,281,605)
    Borrowings on long-term debt                                                                         400,000
    Repayments on long-term debt                                                   (689,716)            (464,116)
    Payment received on stock subscription receivable                                                    200,000
    Purchase of Equitex, Inc. common stock                                                              (113,625)
    Proceeds from sale of Equitex, Inc. common stock                                243,833              519,429
    Payment of deferred loan costs                                                   (4,000)            (335,000)
    Purchase of FFFC warrants                                                       (50,000)
    Notes and advances to related parties                                          (108,277)
                                                                                -----------          -----------

Net cash (used in) provided by financing activities                                (854,265)           2,674,527
                                                                                -----------          -----------


                                                         (Continued)                                           5


                              FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                          NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)


                                                                                     2005                 2004
                                                                                 -----------          -----------

Decrease in cash and cash equivalents                                            $  (370,785)         $(1,111,619)
Cash and cash equivalents, beginning of period                                     8,438,341            8,770,842
                                                                                 -----------          -----------

Cash and cash equivalents, end of period                                         $ 8,067,556          $ 7,659,223
                                                                                 ===========          ===========

Supplemental disclosure of cash flow information:

    Cash paid for interest                                                       $   954,809          $   790,378
                                                                                 ===========          ===========

    Cash paid for income taxes                                                   $    23,851          $   (33,193)
                                                                                 ===========          ===========

Supplemental disclosure of non-cash investing and financing activities:

Fixed assets sold to third party in exchange for extinguishment of
    accounts payable                                                             $   152,000
                                                                                 ===========

Return and retirement of common stock in exchange for stock
    subscription receivable                                                      $    81,000
                                                                                 ===========

Purchase of FFFC warrants from Equitex, Inc. in exchange for
    reduction in related party note receivable (Note 7)                          $    47,500
                                                                                 ===========

Accounts payable allocated to Equitex, Inc. related to legal fees
    in the iGames litigation (Note 7)                                            $    96,427
                                                                                 ===========

Reclassification of iGames note receivable and accrued
    interest to receivable due from Equitex, Inc. due to
    indemnification (Note 3)                                                     $ 1,815,352
                                                                                 ===========

Issuance of common stock by Equitex, Inc. to a third party for settlement of a Chex obligation in exchange for reduction
    in receivable (Note 6)                                                       $    95,193
                                                                                 ===========

Contribution of capital from Equitex, Inc. for allocated expenses and
    deferred loan costs                                                                               $   716,900
                                                                                                      ===========

Cancellation of portion of stock subscription receivable                                              $   250,000
                                                                                                      ===========

Conversion of note payable to common stock                                                            $   200,000
                                                                                                      ===========

Distribution of Equitex, Inc. common stock to third parties in exchange
    for a receivable from Equitex, Inc.                                                               $    50,750
                                                                                                      ===========

Warrants issued in connection with convertible promissory notes                                       $    34,000
                                                                                                      ===========

Return of Equitex, Inc. common stock in exchange for stock
    subscription receivable                                                                           $   350,000
                                                                                                      ===========

Issuance of common stock in exchange for related party note receivable                                $   216,000
                                                                                                      ===========


                              See notes to condensed consolidated financial statements.                          6

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)



1. Business, organization and basis of presentation, recent events and management's plans:

     Business:

     FastFunds Financial Corporation ("FFFC", or the "Company") is a holding company operating primarily through its wholly-owned subsidiary Chex Services, Inc. ("Chex"). As discussed below, FFFC was previously named as Seven Ventures, Inc. ("SVI"). Effective June 7, 2004, Chex merged with SVI's wholly-owned subsidiary, whereby Equitex, Inc., a publicly-traded Securities and Exchange Commission ("SEC") registrant incorporated in Delaware ("Equitex"), exchanged its 100% ownership of Chex for 93% of SVI's outstanding common stock following the transaction. On June 29, 2004, SVI changed its name to FastFunds Financial Corporation. As of September 30, 2005, Equitex's ownership in FFFC has been reduced to 73%.

      Chex, a Minnesota corporation, provides financial services, primarily check cashing, automated teller machine (ATM) access, and credit card advances to customers primarily at Native American owned casinos and gaming establishments. As of September 30, 2005, the Company operates at 55 establishments. As of September 30, 2005, the Company operated in establishments located in the following states: Arizona, California, Illinois, Michigan, Minnesota, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, South Dakota and Wisconsin. The Company also operates in Antigua and Curacao.

     Organization and basis of presentation:

     Acquisition of Chex by FFFC (formerly SVI) and basis of presentation:

      Effective June 7, 2004, Chex executed an Agreement and Plan of Merger (the
       "Merger Agreement") with SVI to merge Chex into a wholly-owned subsidiary of SVI (the "Merger Subsidiary"), whereby the separate corporate existence of the Merger Subsidiary ceased. Under the terms of the Merger Agreement, Equitex exchanged 100% of its equity ownership in Chex for 7,700,000 shares of SVI, representing 93% of SVI's outstanding common stock. In addition, Equitex received warrants to purchase 800,000 shares of SVI common stock at an exercise price of $0.10 per share, expiring five years from the date of closing. As of September 30, 2005, Equitex owns warrants to purchase 85,000 shares of FFFC common stock.

     As a result of the merger, Chex became a wholly-owned subsidiary of SVI, a publicly-traded shell company. In addition, under the terms of the Merger Agreement, FFFC received $400,000 through the issuance of convertible promissory notes bearing interest at 5% per annum and convertible into four million shares of Company common stock upon the occurrence of certain future events. Through September 30, 2005, $200,000 of the notes have been converted into two million shares of the Company's common stock.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)


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

     The interim condensed consolidated financial statements as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 presented herein include the financial statements of Chex for all periods prior to June 7, 2004, and the financial statements of the consolidated companies from the date of the acquisition forward. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Unaudited financial statements:

     The condensed consolidated balance sheet as of September 30, 2005, the condensed consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004, the condensed consolidated statement of stockholders' (deficit) equity for the nine months ended September 30, 2005, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for all stated periods have been made. Except as described above, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the Company's consolidated financial statements and notes thereto included in the Company's Form 10-K annual report filed with the SEC on April 15, 2005. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the operating results for the full year.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)


1. Business, organization and basis of presentation, recent events and management's plans: (continued):

     Recent events:

     On November 1, 2005, Equitex filed a preliminary proxy statement with the SEC for its Annual Meeting of Stockholders. Among other matters presented in the proxy statement, Equitex is seeking stockholder approval of an Agreement and Plan of Merger and Reorganization dated September 13, 2005, as amended on October 31, 2005 (the "Acquisition") with Hydrogen Power, Inc. ("HPI"). Under the terms of the Acquisition, Equitex is obligated to commence to monetize its holdings of the capital stock of FFFC.

     Therefore, the Company may sell its business assets, including its casino contracts. As discussed below in management's plans, the proceeds of such a sale would be used to meet the Company's payable and debt obligations. Any remaining amounts may be used to finance another business opportunity. In this regard, management is currently in negotiations concerning a transaction with a third party to sell certain assets of Chex. In conjunction with these negotiations, the Company has entered into agreements with third parties and a director of the Company to obtain extensions and/or assignments of certain customer contracts (Note
       6). Although no agreements have been signed, management believes a transaction may occur during the fourth quarter of 2005, or first quarter 2006.

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

     Under the terms of the Settlement Agreement, Chex received $500,000 in September 2005. Additionally, FFFC received a contingent warrant to purchase up to 500,000 shares of common stock of iGames at $0.50 per share. The warrant is not exercisable until iGames has achieved $1,000,000 in net income during any given fiscal year (Note 3).

     In June 2005, the Company signed a non-binding letter of intent to acquire
       51% of Coast ATM Inc.'s ("Coast") Automated Teller Machine ("ATM") business. Coast specializes in ATM placements in retail markets and its principals have experience in the gaming industry. In September 2005, the parties agreed to cease discussions regarding the acquisition.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)


1. Business, organization and basis of presentation, recent events and management's plans: (continued):

     Management's plans:

     The Company incurred a net loss of $1,352,056 and $3,869,721 for the three and nine months ended September 30, 2005, respectively, and $4,787,994 for the year ended December 31, 2004. Although the net losses included certain net non-cash expenses of approximately $1,103,000, $3,033,000 and $3,230,000, respectively for each period, the Company incurred significant costs related to its international marketing strategy and expansion plans, including costs associated with the development of its proprietary software. During the quarter ended June 30, 2005, management eliminated the expenditures associated with its international marketing efforts, as no revenues were generated. However, the Company anticipates that its liquidity and capital resource needs for the next 12 months may not be satisfied solely from cash flows generated from operating activities.

     The Company has developed plans and strategies to address its capital and liquidity needs for the next twelve-month period. Management believes that cash flows from location operations will provide the Company's primary source of operating capital, as Chex continues to generate location cash flows. However, Equitex and the Company, in order to meet Equitex's obligation to monetize its FFFC holdings, may take one of the below described actions. The proceeds from such sale, if any, would first be used to meet the Company's liquidity needs. Any remaining amounts may be used to finance another business opportunity. If no transaction is consummated, the Company may also be required to issue additional debt or equity instruments in order to raise additional capital.

     The Company and Equitex have had various discussions with unaffiliated third parties regarding a possible transaction. These discussions have covered various alternatives, including the possible sale of the Company, sale of certain operating assets of Chex, sale of a portion or all of Equitex's FFFC holdings, as well as merger transactions. The Company is a party to ongoing discussions in this regard, although no agreements have been signed to date.

     In conjunction with the above, the Company has undertaken certain steps to achieve one of these objectives (Note 6, Independent Sales Agreement). Although no agreements have been signed and no assurance can be provided that a transaction as outlined above will be completed, management believes one of the above types of transactions is likely to occur.

     The Company also evaluates, on an ongoing basis, potential business acquisition/restructuring opportunities that become available from time to time, which management considers in relation to its corporate plans and strategies.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)


2. Summary of significant accounting policies:

     Cash and cash equivalents:

     Cash and cash equivalents include cash in the process of collection
       ("CIPC"). CIPC includes ATM advances, as well as credit card advances made to customers. ATM advances made to customers included in CIPC totaled approximately $1,222,000 and $809,000 as of September 30, 2005 and December 31, 2004, respectively. Credit card advances made to customers included in CIPC totaled approximately $706,000 and $745,000 as of September 30, 2005 and December 31, 2004, respectively. Concentrations of credit risk related to credit card and ATM advances are limited to the credit card and ATM processors who remit the cash back to the Company. The Company believes these processors are financially stable and no significant credit risk exists with respect to CIPC arising from ATM and credit card advances.

     Receivables:

     Accounts receivable arise primarily from fees from credit card and ATM advances provided at casino locations. Concentrations of credit risk related to the fees from credit card and ATM advances are limited to the credit card and ATM processors who remit to the Company its share of fees earned. The Company believes these processors are financially stable and no significant credit risk exists with respect to accounts receivable arising from the fees for ATM and credit card advances. The allowance for doubtful accounts receivable was $65,000 as of September 30, 2005 and December 31, 2004.

     Notes receivable:

     The Company has made advances to various third parties, as well as officers, affiliates and employees of the Company under various loan agreements (Notes 3 and 7). The advances made to officers were made prior to the acquisition of Chex by Equitex in December 2001. Certain of these loans are collateralized by Equitex common stock, including registered and unregistered shares. The Company's allowance for doubtful notes receivable is adjusted based on the value of the underlying collateral among other factors. Due to the level of risk associated with this common stock, it is reasonably possible that change in the value of the common stock will occur in the near term and that such changes could materially affect the value of the collateral underlying the notes. After all attempts to collect a note receivable have failed, the note receivable is written-off against the allowance. The allowance for doubtful notes receivable was $236,500 and $1,515,800 as of September 30, 2005 and December 31, 2004, respectively.

     Revenue recognition:

     Revenue is recognized from financial services at the time the service is provided. Revenues are derived from check cashing fees, credit and debit card advance fees and ATM surcharge and transaction fees.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)


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

       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)


2. Summary of significant accounting policies (continued):

     Stock based compensation (continued):

     In December 2004, the Financial Accounting Standards Board ("FASB") issued
       SFAS No. 123(R), Share-Based Payment, which addresses the accounting for share-based compensation transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for the Company beginning with the first quarter of 2006. Management is currently evaluating the provisions of this standard. Depending on the number and terms of options that may be granted in future periods, the implementation of this standard could have a material impact on the Company's financial position and results of operations.

     During the nine months ended September 30, 2005, the Company granted to officers and directors 385,000 options to purchase shares of common stock at an exercise price of $1.10 per share (the market value of the common stock on the date of the grant).

     There were no options granted for the nine months ended September 30, 2004.

     Had compensation cost for stock based awards issued to employees, officers and directors been determined based on the fair values at the grant dates for awards under the plans consistent with the fair value recognition provision of SFAS No. 123, the Company's results would have been changed to the pro forma amounts indicated below:

                                                            Three months ended              Nine months ended
                                                               September 30,                  September 30,
                                                            2005           2004            2005           2004
                                                       --------------  -------------  -------------  --------------

     Net loss                                          $  (1,352,056)  $   (815,244)  $ (3,869,721)  $  (2,805,470)

     ADD: Stock-based employee compensation expense
     included in reported net loss                             9,500                         9,500

     DEDUCT: Total stock-based compensation expense
     determined under fair value based method for all
     awards                                                 (191,500)                     (191,500)
                                                       --------------  -------------  -------------  --------------

     Pro forma net loss                                $  (1,534,056)  $   (815,244)  $ (4,051,721)  $  (2,805,470)
                                                       ==============  =============  =============  ==============
     Net loss per share:

     Basic and diluted - as reported                   $       (0.13)  $      (0.08)  $      (0.37)  $       (0.33)
                                                       ==============  =============  =============  ==============

     Basic and diluted - pro forma                     $       (0.15)  $      (0.08)  $      (0.39)  $       (0.33)
                                                       ==============  =============  =============  ==============


                                                                                                                 13

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)


2. Summary of significant accounting policies (continued):

     Impairment of long-lived assets:

     Management assesses the carrying value of long-lived assets for impairment when circumstances indicate such amounts may not be recoverable from future operations. Generally, assets to be held and used are considered impaired if the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. At September 30, 2005 and December 31, 2004, management believes no impairment has occurred.

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

     Income and loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. The historical income (loss) per share of Chex prior to the merger has been presented to reflect the new capital structure. Stock options, warrants, and common stock underlying convertible promissory notes are not considered in the calculation for the three and nine month periods ended September 30, 2005 and 2004, as the impact of the potential common shares, which total 6,651,148 at September 30, 2005, would be to decrease loss per share. There were no outstanding stock options, warrants, or common stock underlying convertible promissory notes for the nine months ended September 30, 2004. Therefore, diluted loss per share for the nine months ended September 30, 2005 and 2004 is equivalent to basic loss per share.

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


                                        FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

                                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)


3. Notes and interest receivable:

     Notes receivable at September 30, 2005 and December 31, 2004, consist of the following:

                                                                                        September 30,            December 31,
                                                                                            2005                     2004
                                                                                        ------------              ----------
     Note receivable from iGames Entertainment, Inc.,
       received $500,000 in September
       2005 from litigation settlement [A]                                                                        $2,000,000

     Notes receivable from the estate of a deceased officer; a valuation allowance of $1,279,300 was recorded against this receivable at December
       31, 2004; received $295,721 in April 2005 from the sale of all shares
       pledged as collateral                                                                                       1,484,691

     Note receivable from a customer of Chex; non-interest bearing; a valuation allowance of $236,500 has been recorded against this receivable at
       September 30, 2005 and December 31, 2004                                         $   336,500                  336,500

     Notes receivable from Equitex 2000, Inc.                                               205,000                  205,000

     Notes  receivable  from various  employees
       ($461 in 2005 and $7,900 in 2004) and a
       former shareholder of the Company                                                     45,461                   52,900

     Interest  receivable,  includes  related  party
      interest of $58,265 at September 30, 2005 and
      $42,890 at December 31, 2004 [A]                                                       58,265                  139,000

     Less current maturities                                                                   (461)                 (61,900)
                                                                                        -----------               ----------

     Notes receivable, net of current portion, before
      valuation allowance                                                                   644,765                4,156,191
     Less valuation allowance                                                              (236,500)              (1,515,800)
                                                                                        -----------               ----------

     Notes receivable, long-term                                                        $   408,265               $ 2,640,391
                                                                                        ===========               ===========


                                                                                                                           15

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)


3. Notes and interest receivable (continued):

     [A] In January 2004, Chex advanced iGames $2,000,000 under a Term Loan Note (the "Note"). Interest accrued at 10% per annum, and the maturity date was scheduled to occur in January 2005, as defined in the Note. The Note was to be secured by a pledge of capital stock of the borrower pursuant to a stock pledge agreement. The stock pledge agreement was not executed, which resulted in an event of default under the terms of the Note. In March 2004, Chex commenced litigation relating to the collection of the Note plus a termination fee, accrued interest and other fees, due from iGames under the term note executed in January 2004. In addition, in March 2004, the Company commenced a lawsuit in Delaware state court (New Castle County) relative to the termination of the Stock Purchase Agreement ("SPA"). iGames commenced a lawsuit in the United States District Court for the District of Delaware alleging the Company and Equitex breached both the January 2004 term note and the SPA. All of the matters were consolidated so that all of the disputes were to be heard before the United States District Court for the District of Delaware. Effective July 21, 2005, Chex, Equitex and iGames resolved the litigation by executing the Settlement Agreement under which Chex received $500,000. In conjunction with the Settlement Agreement, FFFC received a contingent warrant to purchase up to 500,000 shares of iGames common stock at $0.50 per share. The warrant is not exercisable until iGames has achieved $1,000,000 in net income during any given fiscal year. Equitex indemnified Chex for all litigation costs and potential losses associated with the SPA in conjunction with the June 7, 2004 merger agreement. Accordingly, prior to receipt of the $500,000, Chex reduced the iGames receivable from $2 million to $500,000, and accrued interest receivable related to iGames was reduced by $96,111. As a result of the indemnification by Equitex, the Company has recorded a receivable of $1,815,352 (which includes $219,241 in legal fees paid by Chex related to the iGames litigation) from Equitex, which is included in notes, advances and interest receivable from related parties (Note 7).

4. Goodwill, intangible and other assets:

     At September 30, 2005 and December 31, 2004, goodwill was $5,636,000, none of which is deductible for income tax purposes based on the tax structuring of the acquisition of Chex by Equitex in December 2001. Intangible and other assets are as follows:

                                       September 30, 2005                                 December 31, 2004
                            --------------------------------------------      ------------------------------------------
                               Gross                             Net            Gross                             Net
                              carrying      Accumulated        carrying        carrying      Accumulated       carrying
                               amount       amortization        amount          amount       amortization       amount
                            -----------     ------------      ----------      ----------     ------------     ----------

Casino contracts             $4,300,000      $2,399,440      $1,900,560      $4,300,000      $1,949,440      $2,350,560
Non-compete
  agreements                    350,000         275,300          74,700         350,000         227,300         122,700
Customer lists                  250,000         250,000                         250,000         250,000
Trade names                     100,000                         100,000         100,000                         100,000
                             ----------      ----------      ----------      ----------      ----------      ----------

Total intangible assets       5,000,000       2,924,740       2,075,260       5,000,000       2,426,740       2,573,260
Loan costs                      641,625         353,870         287,755         637,625         125,515         512,110
Other assets                     20,448                          20,448          20,248                          20,248
                             ----------      ----------      ----------      ----------      ----------      ----------

                             $5,662,073      $3,278,610      $2,383,463      $5,657,873      $2,552,255      $3,105,618
                             ==========      ==========      ==========      ==========      ==========      ==========




                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)


5. Convertible and other promissory notes and long-term debt:

     Convertible and other promissory notes and long-term debt at September 30, 2005 and December 31, 2004, consist of the following:

                                                                          September 30,             December 31,
                                                                              2005                      2004
                                                                       -----------------         ------------------

     Convertible promissory notes; face value of $1,974,064,
      net of discount of $1,588,729 (2004) [A]                         $       1,974,064         $        385,335

     Notes payable to individual investors, including
      related party of $105,105 (2004)                                        11,156,497               11,402,602

     Note payable to Equitex, net of discount of $273,991
        (2005) and $368,833 (2004) [B]                                         3,464,945                3,989,446
     Obligations under capital leases                                             99,414                  169,787
                                                                       -----------------         ----------------
                                                                              16,694,920               15,947,170

     Less current portion                                                    (14,277,446)             (12,903,154)
                                                                       -----------------         ----------------

     Long-term debt, net of current portion                            $       2,417,474         $      3,044,016
                                                                       =================         ================


      [A] In December 2004, the Company issued an aggregate of $1,774,064 of unsecured convertible promissory notes (the "Convertible Notes") with various note holders (the "Holders"). The Convertible Notes carry a stated interest rate of 9.5% per annum, had a nine month original term and were convertible at the Holder's option, including any unpaid interest into shares of FFFC common stock at $1.00 per share commencing on the due date. The Holders also received warrants to purchase 1,774,064 shares of FFFC common stock at an exercise price of $2.00 per share. As of September 30, 2005, all of these notes were past due and are due on demand. FFFC and Equitex are in negotiations with the Holders regarding a restructuring of the Convertible Notes. The restructure may include the Holders extending or extinguishing the notes in exchange for extension fees, additional interest and/or issuance of FFFC or Equitex common stock and warrants.

      [B] In March 2004, Equitex issued an aggregate of $5,000,000 of convertible promissory notes (the "Whitebox Notes") to Pandora Select Partners, L.P. and Whitebox Hedged High Yield Partners, L.P. (the "Lenders"). The Whitebox Notes bear interest at 7% per annum and have a 45-month term, with a monthly principal and interest amount due of $134,571. The Whitebox Notes are senior to all other debt of both Equitex and Chex. Concurrently with the Whitebox Note financing, Equitex loaned the borrowed proceeds to Chex (the "Equitex Note") under terms identical to the Whitebox Notes. The Whitebox Notes are collateralized by all of the assets of Chex, Equitex's stock ownership in the Company and the Equitex Note. Equitex has the right to make any monthly payment of principal and interest in shares of its common stock.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)


5. Convertible and other promissory notes and long-term debt (continued):

           The common stock is to be issued based on 85% of the average bid price for 20 trading days prior to the payment due date. For the months of January through April and August, Chex made loan payments due to Equitex directly to the Lenders. In May, June, July and September, Equitex issued a total of 121,528 shares of its common stock valued at $460,132 as partial payments to the Lenders and Chex paid a total of $78,152 directly to the Lenders, resulting in full payment of the monthly amounts due to the Lenders. Since Chex did not make the required payments under the Equitex Note, it was in default. However, Chex received a waiver of default from Equitex on November 10, 2005, notifying the Company that Equitex agreed to waive any event of default resulting from the failure by Chex to make the specified payments. The Company and Equitex are discussing a possible recapitalization transaction whereby the Company would satisfy various obligations through the issuance of its common stock. The completion of any transaction would require the consent of the Lenders.

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

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)


6. Commitments and contingencies (continued):

     Executive compensation:

     In July 2005, the Company's Board of Directors authorized a proposal for a stock based compensation plan (the "Plan") for the Company's CEO. In August 2005, the Board of Directors retained an independent consultant to review the Plan for reasonableness. As a result of that review, in September 2005, the Board of Directors approved the Plan, which consists of the following: i) a warrant to purchase up to 125,000 shares of the Company's $.001 par value common stock for a period of three years at an exercise price of $1.81 per share (the 10 day average market price of the stock from the date of the proposal); ii) a number of shares of common stock of the Company based on 5% of the increase in the market value of the Company's common stock on an annual basis, with the exception of the first payment, which shall be for the period from July 1, 2005 to December 31, 2005; and, iii) a grant of 125,000 options under FFFC's 2004 Stock Option Plan. Each option has an exercise price of $1.10 (the market value of the common stock on the date of grant) with an expiration of September 2015. No expense was required to be recorded for the three months ended September 30, 2005 under the Plan.

     Board of director's compensation:

     In September 2005 the board of directors authorized a new compensation plan for the Company's directors, which includes the grant of 30,000 options to each director on an annual basis, as well as annual compensation of $25,000 to each director, to be paid monthly. Accordingly, in September 2005, 60,000 options were granted with an exercise price of $1.10 (the market value of the common stock on the date of the grant) for services provided during 2004 and 2005 and cash compensation of approximately $29,200 was paid to each director for the period of July 2004 through August 30, 2005. Additionally, the Company's secretary was granted 20,000 options at $1.10 per share (the market value of the common stock on the date of the grant).

     Contract buyout:

     In September 2005 the Company entered into an agreement with a third party, whereby the Company is to pay the third party $200,000 consisting of $125,000 cash and $75,000 of Equitex common stock. In consideration of the payment, the Company is relieved of any ongoing commissions that the third party was previously entitled to receive under certain existing customer contracts, along with certain other provisions or concessions. Equitex issued the shares of its common stock based on a 20% discount to the ten day average closing price preceding the agreement. The discount was valued at $20,153. Accordingly, the Company recorded an expense of $220,153 in September 2005 and reduced the receivable from Equitex by $95,153 (the market value of Equitex, Inc. common stock, including the discount). The Company paid the $125,000 in October 2005.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)


6. Commitments and contingencies (continued):

     Independent sales agreement:

     In September 2005, the Company entered into an Independent Sales Agreement
       ("ISA") to compensate a third party and a director to obtain extensions and/or assignments of certain customer contracts as part of its discussions with third parties regarding possible transactions with the Company or Chex Services. In consideration for the services to be provided in obtaining the extensions and/or amendments, the Company has agreed to pay up to $500,000. Per the ISA, the $500,000 is to be earned immediately upon obtaining each extension and/or assignment, should a transaction be consummated. Through October 2005, the Company has not yet incurred any expense under the ISA.

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

     Consulting agreements:

     In July 2004, the Company entered into a twelve-month agreement with a third party consultant who was to provide sales, program and business development, and consulting services for FFFC's International operations. Under the terms of the agreement, the Company was required to pay the consultant approximately $15,800 per month as an advance against future commissions earned by the consultant. The consultant was to be entitled to a 10% commission on all sales generated. In addition, the consultant was to earn a minimum of 3% of the acquisition value if the Company closed on an acquisition introduced by the consultant. The agreement could be terminated by either party subject to not less than three months written notice. No revenues were generated under the agreement and effective April 1, 2005, the parties agreed to terminate the agreement.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)


7.   Stockholders' equity:

     Investment in Equitex common stock:

     At September 30, 2005 and December 31, 2004, the Company has an investment in common stock of Equitex. This investment is presented as a reduction of stockholders' equity in a manner similar to that of treasury stock. The following table summarizes the activity of this investment:

                                                                 Nine months ended              Year ended
                                                                September 30, 2005            December 31, 2004
                                                              ----------------------       -----------------------
                                                               Shares        Cost           Shares           Cost
                                                               ------        ----           ------           ----

      Beginning balances                                       86,486    $   308,488        221,453    $    611,680
        Shares purchased                                                                     17,250         113,625
        Shares sold                                           (82,308)      (293,583)      (228,050)       (745,247)
        Shares returned to Chex in exchange for stock
         subscription receivable                                                             83,333         350,000
       Shares distributed to third parties on
         behalf of Equitex, in exchange for
         an Equitex receivable                                                               (7,500)        (21,570)
                                                              -------    -----------        -------    ------------

     Ending balances                                            4,178    $    14,905         86,486    $    308,488
                                                              =======    ===========        =======    ============

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

     The following table summarizes the activity for the year ended December 31, 2004 and for the nine months ended September 30, 2005:

                                                                          December 31,            September 30,
                                                                              2004                    2005
                                                                       -----------------       -----------------

              Beginning principal balances                             $       1,944,785       $       4,189,816
              Cash advances                                                    1,125,000
              Amount due from Equitex under indemnification                                            1,815,352
              Chex cash disbursements and accounts payable
                allocated to Equitex and Denaris                                 332,833                 204,706




                                        FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

                                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)


7.   Stockholder's equity (continued):

     Notes, advances and interest receivable from related parties (continued):

                                                                          December 31,            September 30,
                                                                              2004                    2005
                                                                       -----------------       -----------------

              Reclassification of other receivables due from
                Denaris                                                          250,512
              Reclassification of notes receivable from an officer
                of Chex                                                          485,936
              Purchase by Chex of FFFC warrants owned by
                Equitex                                                                                  (47,500)
              Issuance of Equitex common stock to third party for
                 settlement of a Chex obligation                                                          (95,153)
              Distribution of Equitex common stock held by
                Chex to third parties in exchange for receivable
                from Equitex                                                      50,750
                                                                       -----------------       -----------------
                                                                               4,189,816               6,067,221
              Interest receivable, including interest from an
                officer of Chex of $61,066                                       553,461                 831,154
                                                                       -----------------       -----------------

              Ending balances                                          $       4,743,277       $       6,898,375
                                                                       =================       =================

     The above balances at September 30, 2005 and December 31, 2004 are presented as a reduction of stockholders' equity on the accompanying consolidated balance sheets. The principal balance at December 31, 2004 is comprised of $1,087,762 due from Denaris, $2,616,118 due from Equitex and $485,936 due from an officer of Chex. The principal balance at September 30, 2005 is comprised of $1,100,796 due from Denaris, $4,480,489 due from Equitex and $485,936 due from an officer of Chex. The Denaris receivables at September 30, 2005 and December 31, 2004 are in the form of promissory notes (the "Denaris Notes") and advances, which bear interest at 10% per annum. The Denaris Notes are collateralized by a pledge by Equitex of 166,667 shares of Equitex common stock. The Equitex receivables are in the form of promissory notes (the "Equitex Notes") and advances, which bear interest at 10% per annum. In addition, as of September 30, 2005, $1,596,111 is due from Equitex under an indemnification agreement related to the iGames litigation, and $219,241 is for legal fees allocated to Equitex related to the iGames litigation. The Equitex Notes and advances through August 31, 2005 were collateralized by a pledge of 700,000 shares of FFFC common stock owned by Equitex. In September 2005, the Company released Equitex of their FFFC shares pledged as collateral and FFFC and Chex are in discussions with Equitex regarding recapitalization of the Denaris and Equitex Notes.

     The notes receivable from an officer of Chex are due on demand and the Company is no longer accruing interest on these notes due to uncertainty as to collection. The notes are collateralized by unregistered shares of Equitex common stock.

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)


7.   Stockholder's equity (continued):

     Notes, advances and interest receivable from related parties (continued):

     During the nine months ended September 30, 2005, FFFC acquired 75,000 FFFC warrants to purchase FFFC common stock from Equitex. The warrants were acquired for $97,500, of which $50,000 was paid to Equitex in cash. FFFC reduced its receivable from Equitex for the remaining $47,500. The warrants were originally issued to Equitex in connection with the June 7, 2004 Merger Agreement and have an exercise price of $0.10 per share. FFFC distributed these warrants during the nine months ended September 30, 2005, in connection with previous sales by FFFC of Equitex common stock FFFC owned.

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

     Options issued for services:

     In September 2005, the Company issued options to purchase 20,000 shares of the Company's common stock at $1.10 per share to a non-employee officer of the Company for services. The options were valued at approximately $9,500 and the amount was recorded as stock based compensation expense during the quarter ended September 30, 2005.

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

                FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)


8.   Income taxes (continued):

     During the nine months ended September 30, 2004, management assessed the realization of its deferred tax assets. Based on this assessment, it was determined to be more likely than not that the Company's deferred tax assets will not be realizable and determined that a valuation allowance was required. Accordingly, the Company's valuation allowance was increased by $473,000 to fully reserve for its net deferred tax assets, which resulted in an increase to the provision for income taxes of the same amount. State income taxes of $8,000 were accrued for the three months ended September 30, 2005 and state income tax of $24,000 and $6,000, respectively, were accrued for the nine months ended September 30, 2005 and 2004.

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

GENERAL

On June 7, 2004, a wholly-owned subsidiary of Seven Ventures, Inc. ("SVI") merged with and into Chex Services, Inc. ("Chex" or the "Company"). In the merger, Equitex exchanged its 100% ownership of Chex for 7,700,000 shares of SVI representing approximately 93% of SVI's outstanding common stock. In addition, Equitex received warrants to purchase 800,000 shares of SVI common stock at an exercise price of $0.10 per share, expiring five years from the date of closing. As a result of the merger, Chex became a wholly-owned subsidiary of SVI. On June 29, 2004, SVI changed its name to FastFunds Financial Corporation ("FFFC"). In connection with the Merger, the Company received $400,000 through the issuance of convertible promissory notes, bearing interest at five percent per annum and convertible into 4,000,000 shares of FFFC common stock upon the occurrence of certain future events. Unless earlier converted, any outstanding balance of principal and interest is due on April 14, 2007. As of September 30, 2005, FFFC has issued 2,000,000 shares of its common stock in exchange for $200,000 of the note, as certain events have been met. As a result of the issuance of the 2 million shares and other equity transactions, Equitex's ownership percentage in FFFC is approximately 73% at September 30, 2005.

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

OVERVIEW

The financial results presented for the three and nine months ended September 30, 2005 and 2004 are those of Chex Services, Inc. ("Chex") and its wholly-owned subsidiary Collection Solutions, Inc. ("Collection Solutions"), and from June 7, 2004, on a consolidated basis with those of FFFC.

On July 15, 2004, FFFC formed a wholly-owned corporation based in London, FastFunds International, Inc. ("FFI"). FFI has generated no revenues, and the Company has ceased incurring any additional costs in June 2005. The financial results of FFI are included on a consolidated basis with those of the Company from its date of inception.

LIQUIDITY AND CAPITAL RESOURCES

On November 1, 2005, Equitex filed a preliminary proxy statement with the SEC for its Annual Meeting of Stockholders. Among other matters presented in the proxy statement, Equitex is seeking stockholder approval of an Agreement and Plan of Merger and Reorganization dated September 13, 2005, as amended on October 31, 2005 (the "Acquisition") with Hydrogen Power, Inc. ("HPI"). Under the terms of the Acquisition, Equitex is obligated to commence to monetize its holdings of the capital stock of FFFC.

Therefore, the Company may sell its business assets, including its casino contracts. The proceeds of such a sale would be used to meet the Company's payable and debt obligations. Any remaining amounts may be used to finance another business opportunity. In this regard, management is currently in negotiations concerning a transaction with a third party to sell certain assets of Chex. In conjunction with these negotiations, the Company has entered into agreements with third parties and a director of the Company to obtain extensions and/or assignments of certain customer contracts. Although no agreements have been signed, management believes a transaction may occur during the fourth quarter of 2005 or first quarter of 2006.

For the next twelve months, we anticipate our liquidity and capital resource needs may not be satisfied solely from cash flows generated from our casino locations. However, Equitex and the Company, in order to meet Equitex's obligation to monetize its FFFC holdings, may take one of the below described actions. The proceeds from such sale, if any, would first be used to meet the Company's liquidity needs. Any remaining amounts may be used to finance another business opportunity, and any excess may then be distributed to our shareholders. If no transaction is consummated, the Company may also be required to issue additional debt or equity instruments in order to raise additional capital. The Company and Equitex have had various discussions with unaffiliated third parties regarding a possible transaction. These discussions have covered various alternatives, including the possible sale of the Company, sale of certain operating assets of Chex, sale of a portion or all of Equitex's FFFC holdings, as well as merger transactions. The Company is a party to ongoing discussions in this regard, although no agreements have been signed to date.

Chex has been developing new products during the past year. These products are complementary to its existing products and services. These products may include: cashless gaming smart cards, debit cards and customized funds transfer systems for multi-jurisdictional gaming operators. Costs associated with the development of such products have been and will continue to be incurred. Additionally, FFFC formed a wholly-owned London based subsidiary, FFI. FFI began operations in July 2004 and opened a London and Chicago office. In connection with the start-up of FFI and the Company's attempt to expand its business model into new markets and products, FFFC and the Company entered into various management advisory and consultant agreements. However, during the nine months ended September 30, 2005, the Company terminated certain consulting agreements, and closed its Chicago and London offices, as no revenues have been generated sufficient to offset the operating costs being incurred.

In March 2004, Equitex issued an aggregate of $5,000,000 of convertible promissory notes (the "Whitebox Notes") to Pandora Select Partners, L.P. and Whitebox Hedged High Yield Partners, L.P. (the "Lenders"). The Whitebox Notes bear interest at 7% per annum and have a 45-month term, with a monthly principal and interest amount due of $134,571. The Whitebox Notes are senior to all other debt of both Equitex and Chex. Concurrently with the Whitebox Note financing, Equitex loaned the borrowed proceeds to Chex (the "Equitex Note") under terms identical to the Whitebox Notes. The Whitebox Notes are collateralized by all of the assets of Chex, Equitex's stock ownership in the Company and the Equitex Note. Equitex has the right to make any monthly payment of principal and interest in shares of its common stock. The common stock is to be issued based on 85% of the average bid price for 20 trading days prior to the payment due date. For the months of January through April and August 2005, Chex made loan payments due to Equitex directly to the Lenders. In May, June, July and September, Equitex issued a total of 121,617 shares of its common stock issued at a value of $460,132 as partial payments to the Lenders and Chex paid a total of $78,152 directly to the Lenders, resulting in full payment of the monthly amounts due to the Lenders. Since Chex did not make the required payments under the Equitex Note, it was in default. However, Chex received a waiver of default from Equitex on November 10, 2005, notifying the Company that Equitex agreed to waive any event of default resulting from the failure by Chex to make the specified payments. The Company and Equitex are discussing a possible recapitalization transaction whereby the Company would satisfy various obligations through the issuance of its common stock. The completion of any transaction would require the consent of the Lenders.

In December 2004, the Company issued an aggregate of $1,774,064 of unsecured convertible promissory notes (the "Convertible Notes") with various note holders (the "Holders"). The Convertible Notes carry a stated interest rate of 9.5% per annum, had a nine month original term and were convertible at the Holder's option, including any unpaid interest into shares of FFFC common stock at $1.00 per share commencing on the due date. The Holders also received warrants to purchase 1,774,064 shares of FFFC common stock at an exercise price of $2.00 per share. As of September 30, 2005, all of these notes were past due and are due on demand. FFFC and Equitex are in negotiations with the Holders regarding a restructuring of the Convertible Notes. The restructure may include the Holders extending or extinguishing the notes in exchange for extension fees, additional interest and/or issuance of FFFC or Equitex common stock and warrants.

For the nine months ended September 30, 2005, net cash provided by operating activities was $246,058 compared to net cash used in operating activities of $358,391 for the nine months ended September 30, 2004. The net loss was $3,869,721 for the nine months ended September 30, 2005 compared to $2,805,470 for the nine months ended September 30, 2004. The increase in the net loss was primarily attributable to increases in interest expense of approximately $1,423,000 related to non-cash interest expense incurred due to amortization of the discounts recorded in connection with the beneficial conversion features and warrants related to the convertible promissory notes described above. This increase was partially offset by an increase in location margin of approximately $652,000.

Net cash provided by investing activities for the nine months ended September 30, 2005 was $237,423 compared to net cash used in investing activities of $3,427,755 for the nine months ended September 30, 2004. Net cash provided by investing activities for the nine months ended September 30, 2005, was attributable to cash received on notes receivable in excess of purchases of property and equipment. Net cash used in investing activities for the nine months ended September 30, 2004 was primarily a result of an advance on a note receivable of $2 million to iGames, advances to related parties of $1,125,000 and purchases of property and equipment of approximately $317,000.

Net cash used in financing activities for the nine months ended September 30, 2005 was $854,265 compared to net cash provided by financing activities of $2,674,527 for the nine months ended September 30, 2004. The significant activity for the nine months ended September 30, 2005 included the Company receiving proceeds of $1,751,000 upon the issuance of notes payable and receiving $243,833 upon the sale of 82,308 shares of Equitex common stock. In addition, the Company repaid notes payable and long-term debt of $2,686,821.

The significant financing activity for the nine months ended September 30, 2004 included the Company receiving proceeds of $7,647,210 upon the issuance of notes payable and long-term debt, proceeds from the sale of 88,917 shares of Equitex common stock for $519,429 and proceeds of $200,000 from a stock subscription receivable. The Company also repaid $2,745,721 of notes payable and long-term debt, repaid a bank overdraft of $2,497,766 and paid fees of $335,000 related to the issuances of notes payable. During the nine months ended September 30, 2004, the Company also purchased 17,250 shares of Equitex common stock for $113,625.

For the nine months ended September 30, 2005, cash and cash equivalents decreased by $370,785 compared to a decrease in cash and cash equivalents of $1,111,619 for the nine months ended September 30, 2004. Ending cash and cash equivalents at September 30, 2005 was $8,067,556 compared to $7,659,223 at September 30, 2004.

Other sources available to us that we may utilize include the sale of equity securities, as well as the exercise of outstanding warrants, all of which may cause dilution to our stockholders.

REVENUES

Consolidated revenues for the three months ended September 30, 2005 and 2004 were $4,980,376 and $4,308,684, respectively, and revenues for the nine months ended September 30, 2005 and 2004 were $13,966,925 and $11,230,047, respectively. The three and nine month increases of $671,692 and $2,736,878, respectively, are primarily due to revenues from casino locations of approximately $1,029,000 and $2,496,000 for the three and nine months ended September 30, 2005, respectively, that have not been open for the entire nine month period in 2005. Additional increases in revenues of approximately $300,000 and $1,212,000 for the three and nine months ended September 30, 2005, respectively, for locations open the entire comparable periods were the result of additional placement of product and the new proprietary cash advance platforms to process cash advance transactions. This software was installed beginning in July 2004.

Chex recognizes revenue at the time certain financial services are performed. Revenues are derived from check cashing fees, credit and debit card advance fees, automated teller machine ("ATM") surcharge and transaction fees, and NSF collection fees. Chex revenues for the three months ended September 30, 2005 and 2004 were comprised of the following:


                                                  2005                                                2004
                            ---------------------------------------------      ---------------------------------------------
                              Number of         Dollars           Earned          Number of       Dollars           Earned
                             Transactions       Handled          Revenues       Transactions      Handled          Revenues
                             ------------    ------------     ------------     -------------    ------------     ------------
Personal checks                  166,933     $ 32,259,324     $  1,579,771          186,684     $ 34,335,735     $  1,740,105
"Other" checks                    84,718       26,173,638          229,768           70,087       21,964,999          202,719
Credit cards                      70,750       26,145,714        1,627,439           58,344       21,003,897        1,069,665
Debit cards                       11,942        3,790,340          104,887            8,812        2,643,372           43,055
ATM transactions                 720,438       68,038,426        1,323,288          596,107       56,284,719        1,135,113
NSF collection fees                                                 83,403                                            103,641
Other                                                               31,820                                             14,386
                            ------------     ------------     ------------     ------------     ------------     ------------
                               1,054,781     $156,407,442     $  4,980,376          920,034     $136,232,722     $  4,308,684
                            ============     ============     ============     ============     ============     ============


Chex revenues for the nine months ended September 30, 2005 and 2004 were comprised of the following:


                                                  2005                                                2004
                            ---------------------------------------------      ---------------------------------------------
                              Number of         Dollars           Earned          Number of       Dollars           Earned
                             Transactions       Handled          Revenues       Transactions      Handled          Revenues
                             ------------    ------------     ------------     -------------    ------------     ------------

Personal checks                  512,854     $ 98,531,382     $  4,850,552          509,790     $ 94,105,653     $  4,835,509
"Other" checks                   210,851       70,315,413          706,550          195,528       65,425,654          631,955
Credit cards                     187,171       67,538,081        4,059,690          166,424       57,751,186        2,488,018
Debit cards                       35,115       10,875,955          283,821           26,598        8,159,289          117,754
ATM transactions               1,991,761      182,036,559        3,698,890        1,458,393      126,422,619        2,742,180
NSF collection fees                                                269,235                                            323,183
Other                                                               98,187                                             91,448
                            ------------     ------------     ------------     ------------     ------------     ------------
                               2,937,752     $429,297,390     $ 13,966,925        2,356,733     $351,864,401     $ 11,230,047
                            ============     ============     ============     ============     ============     ============


                                                                                                                           29

Chex cashes personal checks at its cash access locations for fees based upon a percentage of the face amount of the check cashed per each casino contract. Chex also cashes "other" checks, comprised of tax and insurance refunds, casino employee payroll checks and casino jackpot winnings.

Chex credit/debit card cash advance services allow patrons to use their VISA, MasterCard, Discover and American Express cards to obtain cash. In July 2004, Chex began using its own proprietary credit and debit cash advance platform to process cash advance transactions. Accordingly, for the three and nine months ended September 30, 2005, Chex recorded additional revenues of approximately $310,000 and $1,056,000 compared to the three and nine months ended September 30, 2004 due to the new software. During the three and nine months ended September 30, 2004, third party vendors, at their expense, supplied, installed and maintained the equipment to operate the cash advance system. Under vendor agreements, the vendor charges each customer a services fee based upon the cash advance amount and paid a portion of such service fee to Chex.

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

OPERATING EXPENSES

LOCATION EXPENSES

Chex location expenses were $3,643,217 and $3,244,970 for the three months ended September 30, 2005 and 2004, respectively and $10,308,587 and $8,223,569 for the nine months ended September 30, 2005 and 2004, respectively. The location expenses are comprised as follows:

                                                     Three months ended                    Nine months ended
                                                         September 30,                        September 30,
                                                   2005                2004              2005                2004
                                                -----------        -----------        -----------        -----------

     Fees to casinos                            $ 1,770,161        $ 1,514,970        $ 4,855,390        $ 3,890,170
     Salaries and related costs                     780,873            827,323          2,361,750          2,324,903
     Returned checks, net of collections             84,708            214,587            417,880            479,832
     Processing fees                                634,590            288,797          1,542,162            486,681
     Selling, general and administrative            334,590            364,243          1,013,300            940,350
     Depreciation and amortization                   38,295             35,050            118,105            101,633
                                                -----------        -----------        -----------        -----------
                                                $ 3,643,217        $ 3,244,970        $10,308,587        $ 8,223,569
                                                ===========        ===========        ===========        ===========


                                                                                                                  30

Fees to casinos are comprised of compensation paid to the casino pursuant to the terms of each financial services agreement that the Company has entered into with the respective establishment. At locations where Chex provides check-cashing services, Chex pays the location operator a commission based upon the monthly dollar amount of checks cashed or a fixed percentage of the net income from operations at that location. Chex passes on an agreed upon percentage of the surcharge commissions to the locations where ATM's are utilized. At the locations at which Chex uses third party vendors to provide credit/debit card advance services, it pays the operator a commission for each completed transaction. For the locations where Chex's proprietary product is used, Chex pays a fee to the casino based on the fees it receives from processing the transaction. For these transactions, Chex also has a cost of processing the transaction. Chex began installing their proprietary product in July 2004 and accordingly, there was a significant increase in processing costs for the three and nine months ended September 30, 2005 compared to September 30, 2004.

Returned checks, net of collections expense decreased by $61,952 to $417,880 for the nine months ended September 30, 2005 and for the three months ended September 30, 2005, returned checks decreased by $129,879 to $84,708. The primary reason for the decrease was the result of the Company collecting a higher amount of checks that were originally returned for non-sufficient funds.

Chex generally records a returned check expense for potential losses in the period such checks are returned.

Selling, general and administrative expenses for locations include bank charges, depreciation, communications, insurance licensing, collections, and travel and entertainment. For the three and nine months ended September 30, 2005 and 2004, these expenses were comparable.

CORPORATE OPERATING EXPENSES

Corporate operating expenses for the three months ended September 30, 2005 and 2004 were $1,909,275 and $1,477,517, respectively, and $4,823,830 and $4,382,605 for the nine months ended September 30, 2005 and 2004. The expenses were comprised of the following:

                                          Three months ended              Nine months ended
                                             September 30,                  September 30,
                                         2005            2004           2005           2004
                                      -----------    -----------     -----------    -----------

     Salaries and benefits            $   403,517    $   564,223     $ 1,478,318    $ 1,540,376
     Accounting, legal and consulting     195,793        190,981         652,902        451,871
     Stock based compensation               9,500                          9,500        252,000
     Travel and entertainment              74,384        107,368         276,664        229,656
     Advertising                           47,323         17,746         136,981        110,419
     Allocated expenses from Equitex                                                     91,000
     Depreciation and amortization        327,893        310,296       1,015,819        820,855
     Provision (recovery) of losses                       82,000        (89,159)        226,000
     Other                                850,865        204,903       1,342,805        660,428
                                      -----------    -----------     -----------    -----------
                                      $ 1,909,275    $ 1,477,517     $ 4,823,830    $ 4,382,605
                                      ===========    ===========     ===========    ===========

Corporate operating expenses include Chex's Minneapolis administrative office, which supports the
55 operating locations and also includes for the nine months ended September 30, 2005, those expenses associated with FFI's London and Chicago offices. As of June 2005, the London and Chicago offices have been closed and the Company will incur no further expenses related to these locations.


                                                                                              31

Salaries and related costs decreased for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004 period primarily as a result of the elimination of the corporate staffing of FFI's London office.

Accounting, legal and consulting expenses increased for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004. The increase for the nine months ended September 30, 2005 was primarily as a result of an increase in consulting fees of approximately $ 186,000. FFI hired marketing and sales consultants to assist the Company in entering the stored-value card international market in the gaming and retail industries. As a result of no revenues being generated to offset these operating costs in June 2005, the Company terminated certain sales and marketing consulting and advisory agreements that previously required the Company to pay approximately $36,000 per month. In addition, FFFC has entered into various consulting agreements with a financial advisor and individuals who provide various consulting services to the Company. These continuing agreements require the Company to pay approximately $15,000 per month.

The stock based compensation expense of $9,500 for the three and nine months ended September 30, 2005 was a result of the Company's issuing 20,000 options to purchase FFFC common stock at $1.10 per share to an officer of the Company for services. The stock-based compensation expense of $252,000 for the nine months ended September 30, 2004 was a result of Equitex distributing to Chex employees 280,000 of the 800,000 warrants to purchase FFFC common stock at $0.10 per share it received in the Merger. The warrants were determined to have a fair value of $1.00 on the distribution date.

Travel and entertainment expense decreased for the three months ended September 30, 2005 compared to September 30, 2004 primarily as a result of the elimination of travel associated with the closure of the Company's London and Chicago offices. Travel and entertainment increased for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 primarily as a result of the increased costs of travel associated with employees of FastFunds, FFI and consultants during the first six months of 2005.

Prior to July 1, 2004 Equitex was incurring certain general and administrative expenses on behalf of Chex that were allocated by Equitex to Chex. Beginning July 1, 2004, Chex and FastFunds began incurring these expenses on their own behalf, and accordingly, there is no longer an allocation from Equitex.

Depreciation and amortization increased for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004 primarily as a result of increased depreciation as a result of additional fixed assets, as well as the amortization of deferred loan costs.

The valuation allowance on the note receivable from the estate of a deceased officer was decreased by $90,000 for the nine months ended September 30, 2005 compared to an increase of $82,000 and $226,000 for the three and nine months ended September 30, 2004. Shares of Equitex common stock collateralized the note and the allowance was adjusted accordingly based on the value of the underlying collateral. This note was repaid during the nine months ended September 30, 2005.

Other costs included in corporate operating expenses increased for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004. The increase for the three and nine months ended September 30, 2005 was caused by the loss on disposal of approximately $296,000 of hardware and software assets. Additional expenses were incurred related to a contract buyout of approximately $220,000 and director's compensation of $125,000. Additional increases for the nine months ended September 30, 2005 were related costs of $108,000 incurred in connection with the closure of the Company's London and Chicago offices and directors and officers insurance of approximately $80,000.

OTHER INCOME (EXPENSE)

Other expense, net, for the three months ended September 30, 2005 was $771,940 compared to $401,441 for the three months ended September 30, 2004. For the nine months ended September 30, 2005 other expense, net was $2,680,229 compared to $950,343 for the nine months ended September 30, 2004. Interest expense for the three months ended September 30, 2005 was $869,007 compared to $501,557 for the three months ended September 30, 2004. The increase was primarily related to non-cash interest expense of approximately $337,000 incurred due to amortization of the discount related to the beneficial conversion feature on convertible promissory notes. Interest expense for the nine months ended September 30, 2005 was $2,973,611 compared to $1,308,161 for the nine months ended September 30, 2004. The primary reasons for the increase is related to the increase in non-cash interest expense of approximately $1,388,000 incurred due to amortization of the discount related to the beneficial conversion features on convertible promissory notes and approximately $ 74,000 of interest expense related to the $5,000,000 note payable issued in March 2004. Interest income decreased to $97,067 for the three months ended September 30, 2005 from $100,116 for the three months ended September 30, 2004 and to $293,382 for the nine months ended September 30, 2005, from $357,818 for the nine months ended September 30, 2004. The decrease for the nine months ended September 30, 2005 was due primarily to the interest income of $46,911 recorded on the $2.0 million iGames Note in the nine months ended September 30, 2004, for which the Company stopped accruing interest in June 2004.

INCOME TAX EXPENSE

During the nine months ended September 30, 2004, management assessed the realization of its deferred tax assets. Based on this assessment, it was determined to be more likely than not that the Company's deferred tax assets will not be realizable and determined that a valuation allowance was required. Accordingly, the Company's valuation allowance was increased by $473,000 to fully reserve for its net deferred tax assets, which resulted in an increase to the provision for income taxes of the same amount. State income taxes of $8,000 were accrued for the three months ended September 30, 2005 and state income taxes of $24,000 and $6,000, respectively, were accrued for the nine months ended September 30, 2005 and 2004.

CONTRACTUAL OBLIGATIONS

No material changes outside the ordinary course of business during the quarter ended September 30, 2005.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), Share-Based Payment, which addresses the accounting for share-based compensation transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for the Company beginning with the first quarter of 2006. Management is currently evaluating the provisions of this standard. Depending on the number and terms of options that may be granted in future periods, the implementation of this standard could have a material impact on the Company's financial position and results of operations.

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

The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiary are exposed relate to interest rates on debt. The Company has both fixed and variable rate debt. Chex has $16,968,911 and $17,904,732, before note discounts, of debt outstanding as of September 30, 2005 and December 31, 2004, respectively, of which $11,156,497 and $11,402,602 has been borrowed at fixed rates ranging from 9% to 15% at September 30, 2005 and December 31, 2004, respectively. This fixed rate debt is subject to renewal annually and is payable upon demand with 90 days written notice by the debt holder. Additionally, $3,738,936 and $4,358,279 of the total debt at September 30, 2005 and at December 31, 2004 has been borrowed at a fixed rate of 7%, and $ 1,774,064 and $200,00 of the total debt at September 30, 2005 and December 31, 2004 have fixed rates of 9.5% and 5%, respectively. Chex also has $99,414 and $169,787 of obligations under capital leases with fixed rates ranging from 6.5% to 7% at September 30, 2005 and December 31, 2004, respectively, owed to a bank.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

            None.

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

                                              FastFunds Financial Corporation
                                              (Registrant)

      Date: November 11, 2005                 By: /s/ Michael S. Casazza
                                              ----------------------------------
                                              Michael S. Casazza
                                              Acting Chief Executive Officer



      Date: November 11, 2005                 By: /s/ Ijaz Anwar
                                              ----------------------------------
                                              Ijaz Anwar
                                              Chief Financial Officer