Form 10-K
period 2005-12-31
FASTFUNDS FINANCIAL CORP
filed 2006-04-06
CIK 779956

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended: DECEMBER 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE
REQUIRED)

Commission File Number: 333-1026-D

FASTFUNDS FINANCIAL CORPORATION
(Name of Registrant in its charter)

NEVADA	87-0425514
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11100 WAYZATA BOULEVARD, SUITE 111, MINNETONKA, MINNESOTA 55305
(Address of principal executive offices)(Zip Code)

Issuer’s telephone number: (952) 541-0455

Securities registered under Section 12 (b) of the Exchange Act:
NONE

Securities registered under Section 12 (g) of the Exchange Act:
COMMON STOCK, $.001 PAR VALUE
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:  Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days: Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer:
Large Accelerated Filer ☐,	Accelerated Filer ☐,	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $5,469,254 based on the last sale price of the Registrant's common stock ($2.00 per share) on June 30, 2005, the last business day of the registrant's most recently completed second fiscal quarter, as reported on the Over-the-Counter Bulletin Board.

The Registrant had 15,294,473 shares of common stock outstanding as of April 4, 2006.

Documents incorporated by reference: None

FASTFUNDS FINANCIAL CORPORATION
FORM 10-K

THIS REPORT MAY CONTAIN CERTAIN “FORWARD-LOOKING” STATEMENTS AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 OR BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS AND RELEASES, WHICH REPRESENT THE REGISTRANT’S EXPECTATIONS OR BELIEFS, INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING THE REGISTRANT’S OPERATIONS, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, GROWTH AND ACQUISITION STRATEGIES, INVESTMENTS, AND FUTURE OPERATIONAL PLANS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS “MAY”, “WILL”, “EXPECT”, “BELIEVE”, “ANTICIPATE”, “INTENT”, “COULD”, “ESTIMATE”, “MIGHT”, OR “CONTINUE” OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE REGISTRANT’S CONTROL, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF IMPORTANT FACTORS, INCLUDING UNCERTAINTY RELATED TO ACQUISITIONS, GOVERNMENTAL REGULATION, MANAGING AND MAINTAINING GROWTH, THE OPERATIONS OF THE COMPANY AND ITS SUBSIDIARIES, VOLATILITY OF STOCK PRICE AND ANY OTHER FACTORS DISCUSSED IN THIS AND OTHER REGISTRANT FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

(a)	General development of business.

FastFunds Financial Corporation (“FastFunds” or the “Company”) is a holding company, organized in Nevada in 1985, formerly operating through its wholly owned subsidiary Chex Services, Inc. (“Chex”). Chex is a Minnesota corporation formed in 1992, and prior to the Asset Sale described and defined in the paragraph below, provided financial services, primarily check cashing, automated teller machine (ATM) access and credit and debit card advances, to customers predominantly at Native American owned casinos and gaming establishments. FastFunds previously existed under the name “Seven Ventures, Inc.” On June 7, 2004, a wholly owned subsidiary of Seven Ventures, Inc. merged with and into Chex (the "Merger”). In the Merger, Equitex, Inc., a publicly traded SEC registrant incorporated in Delaware (“Equitex”), exchanged its 100% ownership of Chex for 7,700,000 shares of Company common stock representing approximately 93% of the Company’s outstanding common stock immediately following the Merger. In addition, Equitex received warrants to purchase 800,000 shares of Company common stock at an exercise price of $0.10 per share, expiring five years from the date of closing. In connection with the Merger, the Company received $400,000 through the issuance of convertible promissory notes bearing interest at five percent per annum and convertible into 4,000,000 shares of Company common stock upon the occurrence of certain future events. Unless earlier converted, any outstanding balance of principal and interest is due on April 14, 2007. In June 2004, $100,000 of principal of the convertible promissory notes was converted into 1,000,000 shares of common stock; and an additional $100,000 of principal of the convertible promissory notes was converted into 1,000,000 shares of common stock in August 2004. The remaining $200,000 of convertible promissory notes remains convertible into 2,000,000 shares of common stock upon the occurrence of certain future events. The Company and Equitex are in negotiations with the convertible note holders to convert the remaining debt and its conversion rights. On June 29, 2004, the Company changed its name to FastFunds Financial Corporation.

On December 22, 2005, FastFunds and Chex entered into an Asset Purchase Agreement with Game Financial Corporation, pursuant to which FastFunds and Chex agreed to sell substantially all the assets of Chex (the “Asset Sale”). Such assets also represent substantially all of the operating assets of FastFunds on a consolidated basis. On January 31, 2006, FastFunds and Chex completed the Asset Sale for $14 million. Additionally, FastFunds and Chex entered into a Transition Services Agreement with Game Financial pursuant to which FastFunds and Chex agreed to provide certain services to Game Financial to ensure a smooth transition of the sale of the cash access financial services business. Equitex agreed to serve as a guarantor of FastFunds and Chex’s performance obligations under the Transition Service Agreement.

Management believes that the Asset Sale and its plans will provide sufficient resources to fund its 2006 debt payments, and working capital needs, which will consist of payment of salaries, rent and utilities necessary to perform under the Transition Service Agreement, through at least through December 31, 2006.

On February 28, 2006, Equitex held a special meeting of shareholders at which two proposals were approved authorizing the acquisition of Hydrogen Power, Inc. (“HPI”), through a newly formed wholly-owned Equitex subsidiary as well as certain related common stock issuances. Per the terms of the transaction, as amended, Equitex was obligated to deliver $5 million as a condition to close. On March 14, 2006, FastFunds loaned Equitex the $5 million for one year at 10% per annum interest. As security for the loan, Equitex pledged to FastFunds all of the common stock of HPI. In addition, FastFunds is to receive a profit interest from the operations of HPI equal to 10% of the net profit of HPI, as defined in the relevant loan documents.

(b)	Financial information about segments.

During fiscal 2005, we operated in one industry segment, cash disbursement services. We no longer have any operations other than those required under the Transition Services Agreement.

(c)	Narrative description of business.

Prior to the Asset Sale, Chex operated at 46 casino, gaming and other retail establishments throughout the United States. At each of these locations Chex provided any one or a combination of: check cashing; credit/debit card cash advance systems; and ATM terminals. Chex either staffs the locations with its personnel or provides its products and services to the locations based upon the contract with the location.

Chex’s services were provided pursuant to the terms of financial services agreements entered into with each respective establishment. These agreements specified which cash access services were to be provided by Chex, the transaction fees to be charged by Chex to patrons for each type of cash access transaction, and the amount of compensation to be paid by Chex to the location. Pursuant to all of these agreements, Chex maintained the exclusive rights (with rare exception) to provide its services for the term of the contract.

At each of the locations where Chex provided its cash access services, it must have sufficient cash available to process both check cashing and credit card advance transactions. Additionally, at each location where it operated ATMs, Chex must have sufficient cash available to replenish the ATM machines. The amount of cash required is dependent upon the transaction volumes of each product and the average dollar amount per transaction. To meet its cash needs, Chex arranged to have the cash it maintains on deposit delivered from a local bank as needed. If Chex is providing its products to its customers, then the customer is responsible for providing the cash to manage its operations. Chex has a treasury management account with Wells Fargo Bank that is set up to sweep all the local banking accounts each day in order to control, expedite, and realize economies of scale in their money management.

CREDIT/DEBIT CARD CASH ADVANCE SERVICES. Chex’s credit/debit card cash advance services allowed patrons to use their VISA, MasterCard, Discover, and American Express cards to obtain cash. The remote cash access terminals and other equipment used to provide credit/debit card advance services were provided by a vendor pursuant to agreements between Chex and the vendor. Each of the agreements required the vendor to supply, install and maintain, at the vendor’s expense, the equipment and supplies necessary to operate the cash advance system. Chex developed its own proprietary credit/debit card cash advance system (called “CreditGuard”) and began to retrofit all of its locations to enable them to use the new technology beginning in the second quarter of 2004. In addition, the Chex sales organization began marketing the CreditGuard product to the gaming and retail industry in 2004.

At the locations at which Chex provided credit card advance services, it paid the operator a commission for each completed credit card cash advance transaction. At locations which utilize CreditGuard, casinos had the funds electronically transferred into their account, thus maximizing their cash position and expediting the float of funds. At the locations where we utilized third-party vendors, under the terms of the vendor agreements, the vendor charged each patron completing a credit card advance transaction a service fee based on the cash advance amount and paid a portion of such service fee to Chex. The service fee and the credit card cash advance amount were charged against the credit card account of the location patron effecting the transaction and deposited by the appropriate credit card company into the vendor’s account. The vendor reimbursed Chex for the advance amount, by check, and paid the commission due to Chex in the month following the month in which the transaction was completed.

For the years ended December 31, 2005 and 2004, Chex processed approximately 300,000 and 256,000 credit/debit card transactions, respectively. These transactions totaled over $106 and $87 million in advances and earned fees of approximately $6,010,000 and $3,719,000, respectively.

CHECK CASHING SERVICES. Chex’s check cashing services allowed location patrons to access cash by writing a check to Chex at its teller facility staffed by employees of the company. Chex employees conducted the authorization and verification process for check cashing transactions in accordance with detailed procedures developed by Chex to help minimize bad debt from returned checks.

Chex charged the customer a fee for cashing checks. The fee for personal checks ranged from 3% to 6% of the amount of the cashed check. At the locations where Chex provided check-cashing services, Chex paid the location operator a commission based upon the monthly amount of checks cashed. Chex also cashed other financial instruments, such as money orders, government checks, payroll checks and insurance checks at varying service fee charges.

For the years ended December 31, 2005 and 2004, Chex cashed over $226 and $213 million in customer checks and earned fees of approximately $7,170,000 and $7,183,000, respectively, on these transactions.

ATM SYSTEMS. Under the terms of agreements with each processor, also known as a vendor, Chex received a surcharge fee for each cash withdrawal and the vendor credits Chex’ bank settlement account for each transaction, less any processing fees. The surcharge, which is a charge in addition to the cash advance, was made against the bank account of the patron effecting the transaction and deposited in the vendor’s account. The vendor reimbursed Chex for the cash advance amount generally within two days of the transaction and paid the surcharge commission due Chex for each withdrawal either immediately or in the month following the month in which the transactions were completed. This variance in the timing of the surcharge payments was based upon the ATM processing agreements between Chex and its vendors. The Company generally passed on an agreed upon percentage of the surcharge commissions to the locations where the ATMs were placed. For the years ended December 31, 2005 and 2004, Chex processed 2.6 and 2.0 million ATM transactions with $241 and $176 million in advances and earned fees or commissions of approximately $4,887,000 and $3,807,000, respectively.

EMPLOYEES

Chex currently employs 8 full-time employees at its corporate office and 1 employee in a home office.

(d)	Financial information about geographic areas.

FastFunds International, Inc., a wholly-owned subsidiary of the Company, with operations principally based in London, had long-lived assets of $158,914 as of December 31, 2004, consisting primarily of computer hardware and software. During 2005 the Company ceased its international activity and disposed all of the assets.

RISK FACTORS

The purchase of shares of the Company’s common stock is very speculative and involves a very high degree of risk. An investment in the Company is suitable only for the persons who can afford the loss of their entire investment. Accordingly, investors should carefully consider the following risk factors, as well as other information set forth herein, in making an investment decision with respect to securities of the Company.

WE HAVE NO SIGNIFICANT OPERATING BUSINESS. In December 2005, we sold substantially all of our operating business, owned by Chex, to Game Financial Corporation. The Company currently has no significant operating business. As a result, any investment in the Company must be considered purely speculative.

THE COMPANY’S BALANCE SHEET CONTAINS CERTAIN NOTES PAYABLE, WHICH ARE SUBJECT TO REPAYMENT ON 90 DAYS’ DEMAND. Chex previously relied on debenture notes issued to private investors to operate its business and to fund its growth. As of December 31, 2005, Chex had debenture notes payable in the aggregate amount of approximately $11,301,497. Subsequent to December 31, 2005, the Company has repaid approximately $6.5 million of these notes from the proceeds received from the Asset Sale. Additionally, on March 1, 2006, Chex cancelled approximately $4.3 million of the notes and they have been reissued by FastFunds with a one-year term. The remaining Chex debenture notes have a one-year term, but are cancelable (and thereby subject to repayment) by either party with 90 days notice.

CHEX IS A GUARANTOR OF CERTAIN DEBT OF EQUITEX, AND THE COMPANY’S ENTIRE INVESTMENT IN CHEX (I.E., ITS OWNERSHIP OF ALL OUTSTANDING CHEX SERVICES, INC. STOCK) IS SUBJECT TO A SECURITY INTEREST SECURING SUCH OBLIGATION. FURTHERMORE, ALL OF THE ASSETS OF CHEX ARE SUBJECT TO A SECURITY INTEREST FOR THE SAME DEBT. In March 2004, Equitex (then the parent company of Chex) closed on $5 million of debt financing and issued convertible promissory notes in that principal amount to two financial institutions. The proceeds from the promissory notes were immediately thereafter loaned to Chex. These promissory notes carry a stated interest rate of 7% per annum and have a 45-month term. From April 2004 through June 2004 only interest payments were due. Beginning in July 2004, principal and interest payments began to amortize over the remaining 42-month period. The promissory notes are collateralized, among other things, by all of the assets of Chex, and by the Company common stock owned by Equitex. In conjunction with the Asset Sale, the holders of the promissory notes consented to the sale of assets that secured their notes. Accordingly, if Equitex defaults on the obligations specified under the promissory notes, and if Chex cannot cure such defaults, the Company’s remaining assets could be lost.

THE COMPANY’S BALANCE SHEET CONTAINS CERTAIN PROMISSORY NOTES RECEIVABLE AND ADVANCES, WHICH WE CANNOT ASSURE TO BE COLLECTIBLE. Included among the Company’s balance sheet as of December 31, 2005 are promissory notes, advances and interest receivable whose carrying value aggregate to $7,334,551. Among these notes are various promissory notes and advances due from affiliates of the Company and/or Equitex, including $4,480,489 due from Equitex; $1,104,360 due from Denaris Corporation (a majority-owned subsidiary of Equitex); $485,936 receivable from a former officer of Chex; $205,000 receivable from Equitex 2000, Inc., an affiliate of Equitex; and $25,461 receivable from various Company employees and a consultant of Chex. Interest receivable on all of these notes and advances is $983,305. Although the Company believes all of the notes will be collected, there can be no assurance that the Company will be able to collect any of these amounts. In March 2006 Equitex agreed to issue 1,200,000 shares of its common stock for settlement of the unpaid amounts due from Equitex and Denaris, including accrued interest.

ANTI-DILUTION PROTECTIONS IN FAVOR OF PRE-MERGER STOCKHOLDERS OF THE COMPANY AND CERTAIN LENDERS WHO RECEIVED CONVERTIBLE PROMISSORY NOTES IN CONNECTION WITH THE MERGER MAY FURTHER SUBSTANTIALLY DILUTE YOUR PERCENTAGE OWNERSHIP IN THE COMPANY’S EQUITY. In the definitive merger agreement entered into in connection with the Merger, the Company agreed to issue additional shares of its common stock to (a) pre-Merger stockholders of the Company and (b) holders of certain convertible promissory notes (but only to the extent that such promissory notes become convertible in accordance with their terms), in the event that the Company issues common stock or securities convertible into or exchangeable for common stock, the proceeds of which are used to satisfy debt owed by Equitex and guaranteed by Chex (discussed above). If such issuances occur, the dilutive effect upon our stockholders would likely be substantial and material.

THERE ARE CURRENTLY OUTSTANDING SECURITIES CONVERTIBLE INTO OR EXCHANGEABLE FOR AN AGGREGATE OF 4,807,064 SHARES OF OUR COMMON STOCK WHICH, IF CONVERTED OR EXCHANGED, WILL SUBSTANTIALLY DILUTE OUR EXISTING STOCKHOLDERS. The Company currently has outstanding notes and securities convertible into or exchangeable for an aggregate of 4,807,064 shares of common stock under certain conditions. In addition, the effective conversion and exercise prices of such securities significantly lower than the current market value of our common stock. If these securities are converted into or exchanged for common stock, their issuance would have a substantial dilutive effect on the percentage ownership of our current stockholders. These securities consist of: (i) $200,000 in convertible promissory notes entered into in connection with the Merger with certain lenders, which are convertible into an aggregate of 2,000,000 shares of common stock; (ii) outstanding warrants to purchase an aggregate of 523,000 shares of our common stock at a purchase price of $0.10 per share, which were originally issued to Equitex in connection with the Merger; (iii) options to purchase 385,000 shares of our common stock at $1.10 per share; and (iv) warrants to purchase an aggregate of 1,899,064 shares of our common stock at a weighted average purchase price of $1.98 per share.

EQUITEX, INC. IS A CONTROLLING STOCKHOLDER OF THE COMPANY AND IS ABLE TO EFFECTIVELY CONTROL OUR MANAGEMENT AND OPERATIONS. Currently, Equitex, Inc. owns 12,417,344 shares of our outstanding common stock, representing approximately 81% of the voting power of our outstanding securities. This means that Equitex beneficially owns, together with our directors, executive officers and a former executive officer affiliated with Equitex, approximately 88% of the voting power of our outstanding securities. As a result, Equitex, both alone or together with our directors and executive officers, has the ability to control our management and affairs through the election and removal of our entire board of directors and will control the outcome of all matters requiring stockholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our stockholders. As a result, the return on your investment in our common stock through the market price of our common stock or ultimate sale of our business could be adversely affected.

OUR COMMON STOCK TRADES ONLY IN AN ILLIQUID TRADING MARKET, WHICH GENERALLY RESULTS IN LOWER PRICES FOR OUR COMMON STOCK. Trading of our common stock is conducted on the Over-The-Counter Bulletin Board. This has an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and the lack of security analysts’ and the media’s coverage of our Company and its common stock. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.

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

Beginning in July 2004, FastFunds International Limited began to lease office space in London for approximately $6,700 per month, including taxes. The lease expired in July 2005. In addition, in August 2004, FastFunds International, Inc. began to lease office space in Chicago, Illinois for $6,000 per month on a month-to-month basis. Effective March 2005, FastFunds International, Inc. terminated the Chicago lease.

ITEM 3.	LEGAL PROCEEDINGS.

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on our consolidated results of operations, financial position or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)	Market Information.

Our common stock is not listed on any exchange; however, market quotes for the Company’s common stock (under the symbol FFFC) may be obtained from the Over-the-Counter Bulletin Board Service. The bulletin board service is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter securities. The table below states the quarterly high and low bid prices for the common stock as reported by the bulletin board service. However, such Over-the-Counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

Year Ended December 31, 2004
Quarter Ended	High	Low
March 31, 2004	$0.07	$0.07
June 30, 2004	$7.00	$0.07
September 30, 2004	$6.00	$2.50
December 31, 2004	$5.65	$4.90

Year Ended December 31, 2005
Quarter Ended	High	Low
March 31, 2005	$5.50	$5.00
June 30, 2005	$5.50	$2.00
September 30, 2005	$2.50	$1.02
December 31, 2005	$1.20	$0.97

For each of the following transactions, we relied upon the exemptions from registration provided by Sections 4(6) or 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder based upon (i) representations from each investor that it was an accredited or sophisticated investor with experience in investing in securities such that it could evaluate the merits and risks related to our securities; (ii) the fact that no general solicitation of the securities was made by us; (iii) representations from each investor that it was acquiring the securities for its own account and not with a view towards further distribution; (iv) the fact that the securities issued were “restricted securities” as that term is defined under Rule 144 promulgated under the Securities Act; (v) the fact that we placed appropriate restrictive legends on the certificates representing the securities; and (vi) the fact that prior to completion of the transaction, each investor was informed in writing of the restricted nature of the securities, provided with all information regarding FastFunds and were given the opportunity to ask questions of and receive additional information from us regarding our financial condition and operations. During the quarter ended December 31, 2005 we issued no shares of our $0.001 par value common stock.

(b)	Holders.

The number of record holders of our common stock as of April 4, 2006 was 142 according to our transfer agent. This figure excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name.

(c)	Dividends.

FastFunds has not declared nor paid cash dividends on our common stock during the previous two fiscal years, nor do we anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings to fund our limited operations.

(d)	Securities authorized for issuance under equity compensation plans.

We have the following securities authorized for issuance under our equity compensation plans as of December 31, 2005, including options outstanding or available for future issuance under our 2004 Stock Option Plan.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan
	(a)	(b)	(c)

Equity compensation plans not approved by security holders	385,000	$1.10	1,415,000

Total	385,000	$1.10	1,415,000

ITEM 6.	SELECTED FINANCIAL DATA.

The following table contains selected financial data of FastFunds for the previous five years. The selected financial data presented for periods prior to the June 7, 2004 Merger are those of Chex. The historical basic and diluted income (loss) per share presented is adjusted to reflect the new capital structure as a result of the merger.

In light of the foregoing, and as a result of our sale of substantially all of our assets to Game Financial Corporation in January 2006, the historical data presented below is not indicative of future results. You should read this information in conjunction with the audited consolidated financial statements of the Company, including the notes to those statements (Item 8), and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations (Item 7) that follows.

	2005	2004	2003	2002	2001
Revenues	$18,531,141	$15,233,735	$18,100,788	$19,580,399	$14,763,669
Location gross margin	4,755,134	3,942,225	5,390,552	5,887,321	3,446,250
Corporate operating expenses	6,496,681	6,752,919	4,605,327	3,634,467	2,445,383
Other expenses	3,143,294	1,455,411	1,103,215	1,411,389	2,447,473

Net (loss) income	(5,906,347)	(4,787,994)	(504,990)	786,465	(1,379,894)
Basic and diluted net (loss) income per share	(0.56)	(0.54)	(0.07)	0.10	(0.18)

Total assets	19,939,846	22,714,759	22,853,342	24,891,057	14,930,023
Total long-term liabilities	4,506,331	3,044,016	37,243	240,629	-

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2005, 2004 and 2003. The financial statements presented for the years ended December 31, 2003 are those of Chex. The financial statements presented for the year ended December 31, 2005 and 2004 include Chex, Collection Solutions, FastFunds from June 7, 2004, and FastFunds International Limited from July 15, 2004.

In light of the foregoing, and the Company’s sale of substantially all of its assets in January 2006, the historical data presented below is not indicative of future results. You should read this information in conjunction with the audited consolidated financial statements of the Company, including the notes to those statements (Item 8), and the following “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

(a)	Liquidity and capital resources

On December 22, 2005, FastFunds and Chex entered into an Asset Purchase Agreement (the “APA”) with Game Financial Corporation (“Game”), pursuant to which FastFunds an Chex agreed to sell all of their cash access contracts and certain related assets, which represent substantially all the assets of Chex (the “Asset Sale”). Such assets also represent substantially all of the operating assets of FastFunds on a consolidated basis. On January 31, 2006, FastFunds and Chex completed the Asset Sale for $14 million pursuant to the APA and received net cash proceeds of $13,710,630 after adjustments for certain transaction related expenses and liabilities assumed by Game.

Additionally, FastFunds and Chex entered into a Transition Services Agreement (the “TSA”) with Game pursuant to which FastFunds and Chex agreed to provide certain transitional services to Game for the cash-access financial services business. Pursuant to the TSA, FastFunds and Chex are to provide the necessary services for a minimum of three months and Game will pay FastFunds $150,000 per month. Equitex agreed to serve as a guarantor of FastFunds’ and Chex’s performance obligations under the TSA.

In March 2004, Equitex issued an aggregate of $5,000,000 of convertible promissory notes (the "Whitebox Notes”) to Pandora Select Partners, L.P. and Whitebox Hedged High Yield Partners, L.P. The Whitebox Notes carry interest at a rate of 7% per annum and have a 45-month term. The Whitebox Notes are senior to all other debt of both Equitex and Chex. Concurrently with the loan, Equitex loaned the borrowed proceeds to Chex under terms identical to the Whitebox Notes. The Whitebox Notes are collateralized by all of the assets of Chex, Equitex’s stock ownership in the Company and Chex’s note delivered in favor of Equitex.

In December 2004, the Company issued an aggregate of $1,774,064 of unsecured convertible promissory notes (the "Convertible Notes”) with various investors, in a private placement made under Section 4(2) of, and Regulation D under, the Securities Act of 1933. The Convertible Notes accrue interest at a rate of 9.5% per annum, have a 9-month term, and are convertible at the holder’s option (including any unpaid interest) into shares of Company common stock at a rate of $1.00 per share for a three-year period commencing on the due date. During the year ended December 31, 2005, the Company repaid $611,564 and subsequent to December 31, 2005, the Company repaid an additional $862,500. The Company and Equitex are currently in negotiations to settle the remaining $300,000 (which are past due and due on demand) of the Convertible Notes. Such settlement may include the issuance of Equitex common stock and warrants. In connection with the sale and issuance of the Convertible Notes, investors also received warrants to purchase an aggregate of 1,774,064 shares of Company common stock at an exercise price of $2.00.

For the year ended December 31, 2005, net cash provided by operating activities was $94,882 compared to cash used in operating activities of $1,404,335 for the year ended December 31, 2004. Location gross margin increased approximately $813,000 for the year ended December 31, 2005 compared to the prior year. Non-cash adjustments to the net loss for the year ended December 31, 2005 were approximately $4,578,000 and consisted primarily of non-cash interest expense related to warrants and beneficial conversion features in convertible notes payable of $1,715,000, depreciation and amortization of $1,748,000 and deferred income tax expense of $993,000. The non-cash expenses for the year ended December 31, 2004 were $3,230,000 and primarily consisted of depreciation and amortization of $1,408,000, deferred income taxes of $473,000 and non-cash interest expense related to warrants and beneficial conversion features on convertible notes payable totaling $477,000.

Cash used in investing activities for the year ended December 31, 2005 was $2,087 compared to $2,538,977 for the year ended December 31, 2004. The significant decrease from the 2004 period was due to an advance on a note receivable of $2 million to iGames in the prior year, of which $500,000 was repaid in 2005.

Cash used in financing activities for the year ended December 31, 2005 was $257,883 compared to cash provided by financing activities of $3,610,811 for the year ended December 31, 2004. The 2005 activity includes an increase in a bank overdraft of $1,105,379, as well as borrowings on notes and loans payable of $2,036,000 and proceeds from the sale of Equitex stock of $220,329. The Company repaid a total of $3,453,552 on various debt instruments. The 2004 activity is primarily due to net proceeds received from the issuance and payment of various debt instruments totaling $4,530,680 as well as net proceeds received in 2004 from the sale of Equitex common stock totaling $1,010,889, offset by $472,925 paid for deferred loan costs and $1,457,833 advanced to the Company’s parent. The net proceeds received from the issuance and payment of debt instruments and the net activity of Equitex stock aggregating to $3,610,811 were primarily utilized to fund the Company’s 2004 operations, including operations of FastFunds International Limited.

For the year ended December 31, 2005, net cash decreased $165,088 compared to a decrease of $332,501 for the year ended December 31, 2004. Ending cash at December 31, 2005, was $8,273,253 compared to $8,438,341 at December 31, 2004.

Other sources available to us that we may utilize include the sale of equity securities as well as the exercise of stock options and/or warrants, all of which may cause dilution to our stockholders. We may also be able to borrow funds from related and/or third parties.

Contractual obligations for future payments under existing debt and lease commitments at December 31, 2005, were as follows:

Contractual Obligation	Total	Less than one year	1-3 years	3-5 years	More than 5 years

Notes payable (1)	$11,301,497	$11,301,497
Convertible promissory Notes	1,162,500	1,162,500
Long-term debt (2)	3,938,936	2,183,684	$1,755,252
Operating lease obligations	84,247	84,247

Total	$16,487,180	$14,731,928	$1,755,252

(1)	Notes are unsecured, mature various dates through December 2005, renewable, subject to repayment with 90-day notice from noteholder.

(2)	Long-term debt excludes discounts on certain notes payable of $242,377 that are included in the Company’s balance sheet as of December 31, 2005.

(b)	Results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  Moreover, except as described below, we do not employ any critical accounting policies that are selected from among available alternatives or require the exercise of significant management judgement to apply.

We believe that the following are some of the more critical accounting policies that currently affect our financial condition and results of operations:

1)	returned checks;
2)	stock based compensation;
3)	income taxes, deferred taxes;
4)	goodwill and other intangible assets; and,
5)	revenue recognition

RETURNED CHECKS

We charge operations for potential losses on returned checks in the period such checks are returned, since ultimate collection of these items are uncertain. Recoveries on returned checks are credited in the period when the recovery is received.

STOCK BASED COMPENSATION

Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock Based Compensation, defines fair value-based method of accounting for stock-based employee compensation plans and transaction in which an entity issued its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to account for employee stock-based compensation plans using the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting form Stock Issued to Employees, and related interpretations. Accordingly, employee compensation cost for stock is measured as the excess, if any, of the estimated fair value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. In December 2004, the FASB issued SFAS No. 123(R) Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for the Company beginning with the first quarter of 2006. Management is evaluating the provisions of this standard. Depending upon the number and terms of options that may be granted in future periods and the method of transition to be selected from available alternatives, the implementation of this standard could have a material impact on the Company’s financial position and results of operations.

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

The operations of the Company for periods subsequent to the acquisition of the Company by Equitex and through August 2004, at which time Equitex’s ownership interest fell below 80% are included in consolidated federal income tax returns filed by Equitex. However, for financial reporting purposes, the Company’s provision for income taxes has been computed on the basis that the Company files a separate income tax return. For periods subsequent to the Equitex acquisition, the Company did not make any federal tax payments. Rather, calculated federal tax liabilities owed by the Company were recorded as a contribution of capital from Equitex through December 31, 2004.

During the quarter ended June 30, 2004 management assessed the realization of its deferred tax assets. Based on this assessment it was determined to be more likely than not that the Company's deferred tax assets would not be realizable, and the Company determined that a valuation allowance was required. Accordingly, the Company's valuation allowance was increased by $473,000, which resulted in an increase to the provision for income taxes of the same amount.  At December 31, 2004, it was determined by management to be more likely than not that the Company's deferred tax assets were not realizable, and therefore, net deferred tax assets remained fully allowed for.

At December 31, 2005, management reassessed the realization of its deferred tax assets. Based on this assessment and considering the Asset Sale, it was determined that the Company would be able to utilize all of its net operating loss carryforwards. Therefore, the Company’s valuation allowance was reduced by $1,874,000, which was offset by the recognition of a deferred tax liability of $2,867,000 related to the carrying value of intangible assets and goodwill, which is not deductible for tax purposes.  This could not be anticipated for the third quarter 2005 financial reporting purposes.  Refer to Note 8 of the consolidated financial statements.

ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

Prior to the Asset Sale in January 2006, we had significant intangible assets on our balance sheet that include goodwill and other intangibles related to acquisitions. The valuation and classification of these assets and the assignment of useful amortization lives involved significant judgments and the use of estimates. The testing of these intangibles under established account guidelines for impairment also requires significant use of judgment and assumptions. Our assets were tested and reviewed for impairment under the established accounting guidelines.

REVENUE RECOGNITION

Revenue is recognized from financial services at the time the service is provided. In 2005, revenues were derived from check cashing fees, credit and debit card advance fees and ATM surcharge and transaction fees.

Revenue generated at casino locations is recorded at gross amounts, as the Company is responsible for fulfillment of the service to the customer, the Company has the risk of loss (returned checks) and the Company has reasonable latitude to establish the fees charged to the customers.  Contingent rent paid to casinos is recorded as part of location expense.

In general, check cashing fees are comprised of a fee based upon a percentage of the face amount of total checks cashed, and is recognized at the point a transaction is generated by the casino cage.

Credit and debit card advance fees are comprised of the fee charged to patrons for credit and debit card cash advances and is recognized at the point a transaction is generated by the casino cage for the patron’s transaction or cash is dispensed from an ATM.

ATM surcharge and transaction fees are comprised of upfront patron transaction fees or surcharges assessed by the Company at the time the transaction is initiated and the Company's share of a percentage of interchange fees paid to the Company by the patron’s issuing bank or other financial institution based on the number of transactions occuring duirng the month. These issuing banks share the interchange revenue with the Company. Upfront patron transaction fees are recognized when a transaction is initiated, and interchange revenue is recognized net monthly.

RESULTS OF OPERATIONS

RESULTS OF CONTINUING OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005 VS. DECEMBER 31, 2004

REVENUES

Consolidated revenues for the year ended December 31, 2005 were $18,531,141 compared to revenues of $15,233,735 for the year ended December 31, 2004.

Chex recognizes revenue at the time certain financial services are performed. For the periods presented, revenues were derived from check cashing fees, credit and debit card advance fees, and automated teller machine (“ATM”) surcharge and transaction fees. Chex revenues were comprised of:

	2005			2004
	Number of Transactions	Dollars Handled	Earned Revenues	Number of Transactions	Dollars Handled	Earned Revenues
Personal checks	661,579	$128,036,112	$6,227,598	674,195	$125,011,732	$6,361,227
“Other” checks	289,272	98,009,404	943,102	261,662	88,555,373	822,140
Credit cards	253,368	91,944,873	5,610,570	219,354	76,272,507	3,544,278
Debit cards	47,176	14,759,419	399,916	36,442	11,201,804	174,592
ATM transactions	2,628,895	241,569,619	4,887,250	2,008,275	176,176,451	3,807,382
NSF Collection fees	-	-	368,247	-	-	413,142
Other	-	-	94,458	-	-	110,974

	3,880,290	$574,319,427	$18,531,141	3,199,928	$477,217,867	$15,233,735

Prior to the Asset Sale, Chex cashed personal checks at its cash access locations for fees based upon a percentage of the face amount of the check cashed per each casino contract. Chex also cashed "other" checks, comprised of tax and insurance refunds, casino employee payroll checks and casino jackpot winnings.

Chex credit/debit card cash advance services allowed patrons to use their VISA, MasterCard, Discover and American Express cards to obtain cash. In July 2004, Chex began using its own proprietary credit and debit cash advance platform to process cash advance transactions. Accordingly, for the year ended December 31, 2005, Chex recorded additional revenues of approximately $1,473,000 compared to the year ended December 31, 2004 due to the new software and approximately $818,000 due to increased transactions and volume. During the year ended December 31, 2004, third party vendors, at their expense, supplied, installed and maintained the equipment to operate the cash advance system. Under vendor agreements, the vendor charges each customer a services fee based upon the cash advance amount and paid a portion of such service fee to Chex.

ATM surcharge and transaction fees reflected in the table above are comprised of upfront patron transaction fees or surcharges assessed at the time the transaction is initiated and a percentage of interchange fees paid by the patron’s issuing bank. These issuing banks share the interchange revenue with the Company. Upfront patron transaction fees are recognized when a transaction is initiated, and interchange revenue is recognized on a monthly basis based on the total transactions occurring during the month.

Chex utilized its own in-house collections department to pursue collection of returned checks, and generally charges an insufficient funds fee when it ultimately collects the check.

LOCATION EXPENSES

Chex location expenses were $13,776,007 for the year ended December 31, 2005 compared to $11,291,510 for the year ended December 31, 2004. Chex location expenses were comprised as follows:

	2005	2004
Fees to casinos	$6,458,907	$5,312,522
Salaries and related costs	3,120,414	3,098,663
Processing fees	2,154,421	838,292
Returned checks, net of collections	525,064	623,871
Selling, general and administrative	1,517,201	1,418,162

	$13,776,007	$11,291,510

Fees to casinos were comprised of compensation paid to the casino pursuant to the terms of each financial services agreement that the company has entered into with the respective establishment. At locations where Chex provided check-cashing services, Chex paid the location operator a commission based upon the monthly amount of checks cashed or a fixed percentage of the net income from operations at that location. Chex passed on an agreed upon percentage of the surcharge commissions to the locations where ATM’s are utilized. At the locations at which Chex used third party vendors to provide credit/debit card advance services, it paid the operator a commission for each completed transaction. For the locations where Chex’s proprietary product was used, Chex paid a fee to the casino based on the fees it received from processing the transaction. For these transactions, Chex also incurred a cost of processing the transaction. Chex began installing its proprietary product in July 2004, and therefore, processing fees were significantly higher in the 2005 period compared to the 2004 period.

For the periods reflected above, Chex generally recorded a returned check expense for potential losses in the period such checks were returned.

Selling, general and administrative expenses for locations included bank charges, depreciation, communications, insurance, licensing, collections and travel and entertainment.

CORPORATE OPERATING EXPENSES

Corporate operating expenses for the year ended December 31, 2005, were $6,496,681 compared to $6,752,919 for the year ended December 31, 2004. The expenses were comprised of the following:

	2005	2004
Salaries and related costs	$1,897,250	$2,168,770
Accounting, legal and consulting	1,114,851	934,571
Travel and entertainment	336,479	422,595
Advertising	155,114	220,059
Allocated expenses from Equitex		91,000
Depreciation and amortization	1,284,661	1,233,968
Provision for losses	66,632	462,500
Other	1,632,194	967,456
Stock-based compensation	9,500	252,000

	$6,496,681	$6,752,919

Corporate operating expenses include Chex’s Minneapolis administrative office, which supported the operating locations and also includes for part of the year ended December 31, 2005, those expenses associated with FFI’s London and Chicago offices. As of June 2005, the London and Chicago offices have been closed and the Company will incur no further expenses related to these locations.

Salaries and related costs decreased for year ended December 31, 2005 compared to the year ended December 31, 2004 period primarily as a result of the elimination of the corporate staffing of FFI’s London office.

Accounting, legal and consulting expenses increased for the year ended December 31, 2005 compared to the year ended December 31, 2004. The increase for the year ended December 31, 2005 was primarily the result of an increase in consulting fees of approximately $107,000. In 2004 FFI hired marketing and sales consultants to assist the Company in entering the stored-value card international market in the gaming and retail industries. As a result of no revenues being generated to offset these operating costs in June 2005, the Company terminated certain sales and marketing consulting and advisory agreements that previously required the Company to pay approximately $36,000 per month. In addition, FastFunds has entered into various consulting agreements with a financial advisor and individuals who provide various consulting services to the Company. These continuing agreements require the Company to pay approximately $15,000 per month.

The stock based compensation expense of $9,500 for the year ended December 31, 2005 was a result of the Company’s issuing 20,000 options to purchase FastFunds common stock at $1.10 per share to an officer of the Company for services. The stock-based compensation expense of $252,000 for the year ended December 31, 2004 was a result of Equitex distributing to Chex employees 280,000 of the 800,000 warrants to purchase FastFunds common stock at $0.10 per share it received in the Merger. The warrants were determined to have a fair value of $1.00 on the distribution date.

Travel and entertainment expense decreased for the year ended December 31, 2005 compared to December 31, 2004 primarily as a result of the elimination of travel associated with consultants and the closure of the Company’s London and Chicago offices.

Prior to July 1, 2004 Equitex was incurring certain general and administrative expenses on behalf of Chex that were allocated by Equitex to Chex. Beginning July 1, 2004, Chex and FastFunds began incurring these expenses on their own behalf, and accordingly, there is no longer an allocation from Equitex.

Depreciation and amortization increased for the year ended December 31, 2005 compared year ended December 31, 2004 primarily as a result of increased depreciation as a result of additional fixed assets, as well as the amortization of deferred loan costs.

The provision for losses decreased to $66,632 for the year ended December 31, 2005 from $462,500 for the year ended December 31, 2004. The 2005 provision for losses was comprised of allowances of $100,000 and $65,532 on notes and accounts receivable, offset by a $90,000 reduction on the note receivable allowance of a deceased officer. The 2004 provision for losses was comprised of a $236,500 allowance on a note receivable, as well as $226,000 on a note receivable from a deceased officer.

Other costs included in corporate operating expenses increased for the year ended December 31, 2005 compared to the year ended December 31, 2004. The increase for the year ended December 31, 2005 was caused by the loss on disposal of approximately $296,000 of hardware and software assets. Additional expenses were incurred related to a contract buyout of approximately $220,000, director’s compensation of $150,000, costs of $108,000 incurred in connection with the closure of the Company’s London and Chicago offices and directors and officers insurance of approximately $106,000.

OTHER INCOME (EXPENSE)

Other expense, net for the year ended December 31, 2005 was $3,143,294 compared to $1,455,411 for the year ended December 31, 2004. Interest expense for the year ended December 31, 2005 was $3,530,698 compared to $1,910,974 for the year ended December 31, 2004. The primary reason for the increase was an increase in interest expense of approximately $1,314,000 related to the beneficial conversion features on convertible promissory notes. Interest income decreased to $387,404 for the year ended December 31, 2005, from $455,563 for the year ended December 31, 2004. The decrease was due primarily to the interest income of $96,111 recorded in the 2004 period on the $2.0 million iGames Note.

INCOME TAX EXPENSES

Income tax expense for the year ended December 31, 2005 was $1,021,506 compared to $521,889 for the year ended December 31, 2004. The 2005 amount is primarily related to $993,000 the Company recorded as deferred income tax expense as a result of the Asset Sale in January 2006. In 2004, during the quarter ended June 30, 2004, management reassessed the realization of its recorded deferred tax assets. Based on this assessment, management concluded, that it was more likely than not that existing deferred tax assets would not be realizable, and determined a valuation allowance was required for recorded deferred tax assets. Accordingly, the Company’s valuation allowance was increased by $473,000 during the second quarter of 2004, which resulted in an increase to the provision for income taxes of the same amount.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2004 VS. DECEMBER 31, 2003

REVENUES

Consolidated revenues for the year ended December 31, 2004 were $15,233,735 compared to revenues of $18,100,788 for the year ended December 31, 2003.

Chex recognizes revenue at the time certain financial services are performed. For the periods reflected below, revenues were derived from check cashing fees, credit and debit card advance fees, and automated teller machine (“ATM”) surcharge and transaction fees. Chex revenues were comprised of:

	2004			2003

	Number of Transactions	Dollars Handled	Earned Revenues	Number of Transactions	Dollars Handled	Earned Revenues
Personal checks	674,195	$125,011,732	$6,361,227	796,594	$157,086,984	$8,027,449
“Other” checks	261,662	88,555,373	822,140	373,869	149,762,190	1,061,680
Credit cards	219,354	76,272,507	3,544,278	368,922	125,955,019	4,819,287
Debit cards	36,442	11,201,804	174,592	65,141	23,785,520	451,503
ATM transactions	2,008,275	176,176,451	3,807,382	3,620,947	353,699,208	3,178,163
NSF Collection fees	-	-	413,142	-	-	510,375
Other	-	-	110,974	-	-	52,331

	3,199,928	$477,217,867	$15,233,735	5,225,473	$810,288,921	$18,100,788

In January 2004, Chex was advised that 5 existing casino locations were terminating the agreements for Chex to provide its services. These locations accounted for $4,089,557 in revenues for the year ended December 31, 2003. Accordingly, Chex experienced a decline in 2004 revenues compared to 2003 revenues due to the loss of these contracts and the absence until the third quarter of 2004, of any significant new contracts to replace the revenues lost. In the third quarter of 2004, Chex entered into new contracts resulting in approximately $778,000 of revenues for 2004.

LOCATION EXPENSES

Operating expenses were $11,291,510 for the year ended December 31, 2004 compared to $12,710,236 for the year ended December 31, 2003. Chex expenses were comprised as follows:

	2004	2003
Fees to casinos	$5,312,522	$6,300,398
Salaries and related costs	3,098,663	4,102,398
Processing fees	838,292	210,351
Returned checks, net of collections	623,871	495,500
Selling, general and administrative	1,418,162	1,601,589

	$11,291,510	$12,710,236

Fees to casinos were comprised of compensation paid to the casino pursuant to the terms of each financial services agreement that the company had entered into with the respective establishment. Due to the terminated locations, fees to casinos decreased from 2003 to 2004.

Chex employed personnel at the locations where it provided check cashing services. Due to the terminated locations, which had salaries and related costs of approximately $760,000 in 2003, Chex reduced staffing needs in 2004.

For the periods reflected above, general location operating expenses include bank charges, depreciation, communications, insurance licensing, collections, and travel and entertainment. For the year ended December 31, 2004, these expenses decreased compared to the year ended December 31, 2003 primarily as a result of the terminated locations, which accounted for approximately $213,000 of costs in 2003.

CORPORATE OPERATING EXPENSES

	2004	2003
Salaries and related costs	$2,168,770	$1,825,031
Accounting, legal and consulting	934,571	173,180
Travel and entertainment	422,595	318,206
Advertising	220,059	365,172
Allocated expenses from Equitex	91,000	303,000
Depreciation and amortization	1,233,968	941,144
Provision for (recovery of) losses	462,500	(157,800)
Other	967,456	581,078
Stock-based compensation	252,000
Discount on note receivable		256,316

	$6,752,919	$4,605,327

Corporate operating expenses included Chex’s Minneapolis administrative office, which supported the 48 operating locations of the Company prior to the Asset Sale, and also included for the year ended December 31, 2004 those expenses associated with the opening of the FastFunds International, Inc. London and Chicago offices.

Salaries and related costs increased in 2004 period compared to 2003 period as a result of the hiring of the Company’s former Chief Executive Officer, as well as the corporate staffing of FastFunds International, Inc. London office. The expenses included in 2004 for the above items were approximately $89,000 and $167,000, respectively.

Accounting, legal and consulting expenses increased by $761,391 during the year ended December 31, 2004 compared to the year ended December 31, 2003. Accounting fees increased by approximately $124,000 as additional expenses were incurred in 2004 compared to 2003 as a result of the Merger, upon which Chex (as the accounting acquirer to the transaction) became a public reporting company. Legal fees increased by approximately $248,000 for the year ended December 31, 2004 primarily as a result of costs related to the Merger, compliance costs of being a public reporting company, as well as legal costs associated with lawsuits. Consulting fees were approximately $335,000 for the year ended December 31, 2004. FastFunds International hired marketing and sales consultants to assist the Company in entering the store-valued card international market in the gaming and retail industries. In addition, we have consulting agreements with a financial advisor and individuals who provide SEC consulting services to the Company.

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

For the year ended December 31, 2004 the valuation allowance on the note receivable from the estate of a deceased officer was increased by $226,000 compared to a decrease of the allowance of $157,800 for the year ended December 31, 2003. Shares of Equitex common stock secure the note and the allowance is adjusted accordingly based on the value of the underlying collateral. Additionally, the Company recorded a valuation allowance of $236,500 on a note receivable from a customer in the fourth quarter of 2004.

Other costs included in corporate operating expenses increased by $386,378 for the year ended December 31, 2004 compared to December 31, 2003. The primary reason for the increase was the indemnification fee of $100,000 associated with the June 7, 2004 Merger. Other increases were the additional rent and occupancy costs of approximately $78,000 for the London and Chicago offices, as well as other office expenses such as, telecommunication and supplies.

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

OTHER INCOME AND EXPENSES

Other expense, net for the year ended December 31, 2004 was $1,455,411 compared to $1,103,215 for the year ended December 31, 2003. Interest expense for the year ended December 31, 2004 was $1,910,974 compared to $1,324,749 for the year ended December 31, 2003. The primary reasons for the increase were interest expense of approximately $245,000 related to the $5,000,000 note payable issued in March 2004 and approximately $373,000 expensed as interest related to the beneficial conversion features on convertible promissory notes. Interest income increased to $455,563 for the year ended December 31, 2004, from $221,534 for the year ended December 31, 2003. The increase was due primarily to the interest income of $96,111 recorded on the $2.0 million iGames Note, and the higher note and advances receivable from Equitex resulting in additional interest income.

INCOME TAX EXPENSES

Income tax expense for the year ended December 31, 2004 was $521,889 compared to $187,000 for the year ended December 31, 2003. The primary reason for this increase was because during the quarter ended June 30, 2004, management assessed the realization of its recorded deferred tax assets. Based on this assessment, management concluded, that it was more likely than not that existing deferred tax assets would not be realizable, and determined a valuation allowance was required for recorded deferred tax assets. Accordingly, the Company’s valuation allowance was increased by $473,000 during the second quarter of 2004, which resulted in an increase to the provision for income taxes of the same amount.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(R) Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for the Company beginning with the first quarter of 2006. Management is evaluating the provisions of this standard. Depending upon the number and terms of options that may be granted in future periods and the method of transition to be selected from applicable alternatives, the implementation of this standard could have a material impact on the Company’s financial position and results of operations.

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

The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed relate to interest rates on debt. The Company has both fixed and variable rate debt. Chex has $16,487,180 (before certain discounts on notes) of debt outstanding as of December 31, 2005, of which $11,301,497 has been borrowed at fixed rates ranging from 9% to 15%. This fixed rate debt is subject to renewal quarterly or annually and is payable upon demand with 90 days written notice by the debt holder. Additionally, $3,738,936, $1,162,500, and $200,000 of the total debt at December 31, 2005 have fixed rates of 7%, 9.5% and 5%, respectively. Chex also has $84,247 of obligations under capital leases with fixed rates ranging from 6.5% to 7.0% at December 31, 2005.

As most of the Company’s average outstanding indebtedness is renewed annually and carries a fixed rate of interest, a change in interest rates is not expected to have a material impact on the consolidated financial position, results of operations or cash flows of the Company during the year ending December 31, 2006. Additionally, as of March 31, 2006, the total fixed and variable debt outstanding is approximately $5,300,000, as proceeds from the Asset Sale were utilized to reduce the indebtedness of the Company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements are listed under Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On July 7, 2004, our Board of Directors appointed the independent registered public accounting firm of GHP Horwath, P.C. (formerly Gelfond Hochstadt Pangburn, P.C.) as the Company’s independent auditors. Mantyla McReynolds, the Company’s prior independent auditing firm was dismissed effective June 7, 2004 and notified of their dismissal on July 9, 2004.

During the fiscal year ended December 31, 2003 and interim periods subsequent to December 31, 2003, there were no disagreements with Mantyla McReynolds on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events.

Mantyla McReynolds’ reports on the financial statements for the year ended December 31, 2003 contained a going concern emphasis paragraph, describing substantial doubt about SVI’s ability to continue as a going concern. With the exception of the foregoing, the report of Mantyla McReynolds contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the two most recent fiscal years through July 7, 2004, the Company did not consult with GHP Horwath, P.C. regarding either (i) the application of accounting principles to a specific completed or contemplated transaction; or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a) (1) (iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a) (1) (v) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES.

The Company carried out an evaluation, with the participation of our chief executive and chief financial officers, of the effectiveness, as of a date within 90 days prior to the filing of this annual report, of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934). Based upon that evaluation, made at the end of the period, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission, and that there has been no significant change in such internal controls, or other factors which could significantly affect such controls including any corrective actions with regard to significant deficiencies or material weaknesses, since our evaluation. Nevertheless, due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. The Company periodically assesses the cost versus benefit of adding the resources that would remedy or mitigate this situation, and currently does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the Company’s operations.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

(a)(b)(c)	Identification of directors, executive officers and certain significant persons

Name	Age	Offices Held	Length of service
Henry Fong	70	Chairman	Since June 2004

Michael S. Casazza	56	Chief Executive Officer	Since May 2005

John McMahon	43	Director	Since November 2004

Thomas B. Olson	40	Secretary	Since June 2004

James Welbourn	56	Director and President	Since June 2004

Aaron A. Grunfeld	59	Director	Since June 2004

Graham Newall	50	Chief Executive Officer	From July 2004 through May 2005

Ijaz Anwar	35	Chief Financial Officer	Since June 2004, Resigned February 22, 2006
		Chief Operating Officer	Since July 2004, Resigned February 22, 2006

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

HENRY FONG
Mr. Fong became the Company’s chairman and chief executive officer upon the effectiveness of the Merger. In July 2004, Mr. Graham Newall was hired as the chief executive officer. Mr. Fong has served in a variety of roles for other public corporations. Mr. Fong has been the president, treasurer and a director of Equitex since its inception. Mr. Fong has been president and a director of Equitex 2000, Inc. since its inception in 2001. Mr. Fong has been President and a Director of Torpedo Sports USA, Inc. since March 2002. Torpedo Sports USA, Inc. is a publicly traded manufacturer and distributor of recreational equipment. Mr. Fong has been president and a director of Inhibiton Therapeutics, Inc. since its inception in May 2004. Inhibiton Therapeutics, Inc. is a publicly traded company performing research and development on new cancer therapies. From December 2000 to January 2002, Mr. Fong was a director of Popmail.com, Inc., a publicly traded Internet marketing company. From 1959 to 1982 Mr. Fong served in various accounting, finance and budgeting positions with the Department of the Air Force. During the period from 1972 to 1981 he was assigned to senior supervisory positions at the Department of the Air Force headquarters in the Pentagon. In 1978, he was selected to participate in the Federal Executive Development Program and in 1981, he was appointed to the Senior Executive Service. In 1970 and 1971, he attended the Woodrow Wilson School, Princeton University and was a Princeton Fellow in Public Affairs. Mr. Fong received the Air Force Meritorious Civilian Service Award in 1982. Mr. Fong has passed the uniform certified public accountant exam. In March 1994, Mr. Fong was one of twelve CEOs selected as Silver Award winners in FINANCIAL WORLD magazine’s corporate American “Dream Team.”

THOMAS B. OLSON
Mr. Olson became the Company’s secretary upon the effectiveness of the Merger. Mr. Olson also serves as secretary of Equitex since January 1988 and has been a director of Chex since May 2002. Since March 2002, Mr. Olson has been the secretary of Torpedo Sports USA, Inc., a publicly traded manufacturer and distributor of recreational equipment. Mr. Olson has been Secretary of Equitex 2000, Inc. since its inception in 2001. Mr. Olson has been secretary of Inhibiton Therapeutics, Inc. since its inception in May 2004. Inhibiton Therapeutics, Inc. is a publicly traded company performing research and development on new cancer therapies. From August 2002 to July 2004, Mr. Olson was the secretary of El Capitan Precious Metals, Inc., a publicly traded company with ownership interest in a mining property. Mr. Olson has attended Arizona State University and the University of Colorado at Denver.

AARON A. GRUNFELD
Mr. Grunfeld became a director of the Company’s upon the effectiveness of the Merger. Mr. Grunfeld is also a director of Equitex since November 1991. Mr. Grunfeld has been a director of Equitex 2000, Inc. since its inception in 2001. Mr. Grunfeld has been engaged in the practice of law since 1971 and has been of counsel to the firm of Resch Polster Alpert & Berger, LLP, Los Angeles, California since November 1995. From April 1990 to November 1995, Mr. Grunfeld was a member of the firm of Spensley Horn Jubas & Lubitz, Los Angeles, California. Mr. Grunfeld received an A.B. in Political Science from UCLA in 1968 and a J.D. from Columbia University in 1971. He is a member of the California Bar Association.

JOHN MCMAHON
Mr. McMahon became a director of the Company’s in November 2004. Our business advisor, pursuant to the provision of certain convertible promissory notes, nominated Mr. McMahon. Since January 1998, Mr. McMahon has been the president and chief financial officer of Emerald Ventures, Inc., a private investment holding company. In June 1999, Mr. McMahon was appointed senior Vice President, Chief Financial Officer and Treasurer of Emerald Casino, Inc. (“Emerald”), an owner of a license to operate a riverboat casino in the state of Illinois. In July 2002, certain creditors filed an involuntary Chapter 7 bankruptcy petition against Emerald, which was converted by Emerald to a voluntary Chapter 11 case. The bankruptcy court confirmed a plan of reorganization in July 2004. In May 2005, the Illinois Gaming Board reversed its decision to support the plan of reorganization and subsequently revoked Emerald’s license. The Emerald matter is subject to several pending appeals and court cases. Mr. McMahon served as Senior Vice President, Chief Financial Officer and Treasurer of Blue Chip Casino, Inc. from July 1996 until November 1999, when Blue Chip was sold to Boyd Gaming Corporation. From June 1995 until July 1996, he was Vice President of Flynn Enterprises, Inc., a venture capital, hedging and consulting firm. From October 1994 to June 1995 Mr. McMahon was responsible for treasury operations for Discovery Zone, Inc. a publicly traded company in the business of developing and franchising indoor children’s playgrounds. For more than five years prior thereto, Mr. McMahon held a variety of increasingly responsible Corporate Finance positions for Waste Management, Inc. a publicly traded global waste services company.

MICHAEL S. CASAZZA
Mr. Casazza became a director of Equitex in February 2004. From 1998 to the present, Mr. Casazza has been chairman of the board and president of A&M Trucking, Inc., a privately-held trucking company based in Denver, Colorado. From 1993 to 1997, and from 1990 to 1996, Mr. Casazza was president and chief executive officer of California Pro Sports, Inc. and MacGregor Sports and Fitness, respectively, both publicly-held manufacturers of sporting goods equipment. Prior to 1990, Mr. Casazza also held senior executive level positions with Dunlop Sports Corporation and Wilson Sporting Goods. Mr. Casazza received his Bachelors degree in Business Administration from St. Bonaventure University in 1972.

GRAHAM NEWALL
Mr. Newall was appointed Chief Executive of FastFunds Financial Corporation in July 2004. In 2001 Mr. Newall founded Pay2 Ltd, designing and developing a payment system based upon a Visa or MasterCard stored value card linked to an e-wallet or a bank account. From August 2001 through May 2004, Mr. Newall was the Chief Executive Officer of PayGard, Inc., a private financial services provider operating the Pay2 payment system. Mr. Newall began his career in banking in 1978 with Australian Investment Bank Capel Court Corporation. During the early eighties Graham specialized in Financial Futures at Bankers Trust Australia and became a director of the Investment Banking arm of National Royal Bank from 1986 through 1990. In May 1990 Mr. Newall led a team to found BZW Australia Futures and in 1991 became the chief executive officer and Global Head of BZW Futures a division of Barclay’s Bank PLC.In early 1998, Mr. Newall joined Bank Austria Creditanstalt Futures as managing director and developed a technology driven trading platform clearing futures and options over the Internet. Mr. Newall joined Earthport PLC in March 1999 and was the principal conceptual architect of the Earthport payment system. Mr. Newall was a founding director of the re-structured London Clearing House and a director of the Futures Industry Association in Washington DC. Mr Newall has an MBA from the University of Surrey. Mr. Newall resigned May 2005.

JAMES P. WELBOURN
Mr. Welbourn became a director and president of the Company upon effectiveness of the Merger. Mr. Welbourn is a founder of Chex and was the president and chief executive officer of Chex since it’s inception in 1992 through January 31, 2005. He also serves as chairman of the Chex board of directors. Mr. Welbourn also serves on the board of directors of Denaris, Inc., a subsidiary of Equitex, whose primary business is developing private network and specialty use programs for “Stored Value Cards” and on the board of directors of Paymaster Jamaica, a Kingston, Jamaica company that provides bill pay and other products and service throughout the island. Mr. Welbourn graduated from Marquette University with a degree in Education and earned his MBA degree from George Williams College. Mr. Welbourn has been selected as an honored professional of the National Directory of Who’s Who in Executive and Professionals from 1996 through 2002 and was appointed to the Business Advisory Council in 2001 and the Presidents Business Commission in 2002.

IJAZ ANWAR
Mr. Anwar became the chief financial officer of the Company upon the effectiveness of the Merger. In July 2004, Mr. Anwar also became the chief operating officer of the Company. Mr. Anwar has been employed by Chex Services since January 2001 in various capacities, most recently as its chief financial officer and chief operating officer. Mr. Anwar combines over twelve years of management experience with his background in accounting and finance. Recently, Mr. Anwar has participated in a number of merger and acquisition transactions, where he has evaluated economic and investment strategies. He has held various management positions within the entertainment industry and has also overseen a multi-million dollar finance operation for an international hotel chain. Mr. Anwar received his Bachelor of Science degree from the University of Houston and completed his coursework in accounting from the university’s Department of Accounting and Taxation. He has passed the Certified Public Accountants Exam and is a member of the American Institute of Certified Public Accountants (AICPA), as well as the Minnesota Society of Certified Public Accountants. Mr. Anwar resigned February 22, 2006.

(f)	Involvement in certain legal proceedings.

Not applicable.

(g)	Promoters and control persons.

Not applicable.

(h)	Audit committee financial expert.

(i)	Identification of the audit committee

The Company does not currently have an audit committee of the board of directors, as none is required, and the board believes it can effectively serve in that function, and therefore currently does. It is also believed certain individuals on the Board of Directors may have the necessary attributes to serve as the Financial Expert on an audit committee.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater-than-10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe that during 2005, based solely on a review of the copies of such forms furnished to us during 2005 and written representations from the executive officers, directors and greater-than-10% beneficial owners of our common stock, have complied with all Section 16 filing requirements.

CODE OF ETHICS

We have adopted a Code of Ethics for our senior financial management, which includes our chief executive officer and chief financial officer as principal executive and accounting officers, that has been filed as an exhibit to this report.

ITEM 11. EXECUTIVE COMPENSATION.

(a)
Mr. Michael Casazza became our chief executive officer on May 26, 2005. In July 2005, the Company’s Board of Directors authorized a proposal for a stock based compensation plan (the “Plan”) for the Company’s CEO. In August 2005, the Board of Directors retained an independent consultant to review the Plan for reasonableness. As a result of that review, in September 2005, the Board of Directors approved the Plan, which consists of the following: i) a warrant to purchase up to 125,000 shares of the Company’s $.001 par value common stock for a period of three years at an exercise price of $1.81 per share (the 10 day average market price of the stock from the date of the proposal); ii) a number of shares of common stock of the Company based on 5% of the increase in the market value of the Company’s common stock on an annual basis; and, iii) a grant of 125,000 options under FastFunds 2004 Stock Option Plan. Each option at an exercise price of $1.10 (the market value of the common stock on the date of grant) with an expiration of September 2015.

Mr. Graham Newall became our chief executive officer in July 2004. Mr. Newall received an annual salary of $175,000. During 2004 Mr. Newall received compensation of $87,500. Mr. Newall resigned on May 26, 2005. During 2005 Mr. Newall received compensation of $87,500.

Mr. Jim Welbourn has been the president of Chex since 1992. Pursuant to an employment agreement that expired in January 2005, Mr. Welbourn received base compensation of $48,500, $166,418, and $172,720 for the years ended December 31, 2005, 2004 and 2003, respectively. Mr. Welbourn was also paid a bonus of $200,000 for the year ended December 31, 2003. Additionally, Mr. Welbourn received commissions for the years ended December 31, 2005, 2004 and 2003 of $40,309, $33,205 and $29,746, respectively.

Mr. Ijaz Anwar became the chief financial officer of FastFunds in June 2005 and became the chief operating officer of FastFunds in July 2004. From September 2002 until February 2006, Mr. Anwar served as the chief financial officer and treasurer of Chex and from March 2002 through August 2002 Mr. Anwar served as the controller of Chex. Mr. Anwar resigned from his positions with Chex and FastFunds effective as of February 22, 2006.

Mr. Anwar entered into an employment agreement with Chex on March 1, 2003. Under that agreement, Mr. Anwar received a base compensation of $141,115, $119,011 and $117,346 for the years ended December 31, 2005, 2004 and 2003, respectively. Mr Anwar also received an auto allowance of $8,400 for the years ended December 31, 2005 and 2004, and $8,561 for the year ended December 31, 2003. The employment agreement terminated upon Mr. Anwar’s resignation from the Company on February 22, 2006.

Mr. Henry Fong became the Company’s chairman upon the effectiveness of the Merger. Mr. Fong has not received any compensation from the Company.

(b) Summary compensation table.

The following table sets forth information regarding compensation paid to our officers during the years ended December 31, 2005, 2004 and 2003:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Long-Term Compensation Options/SARS	All Other Compensation
Michael S. Casazza (1) Chief Executive Officer	2005	$0	$0	$0	$0	$0

Graham Newall (2) Chief Executive Officer	2005	87,500	0	0	0	0
	2004	87,500	0	0	0	0

James P. Welbourn (3) President	2005	48,500	0	46,620	0	0
	2004	166,418	0	41,605	0	7,987
	2003	172,720	200,000	38,308	0	7,908

Ijaz Anwar (4) Chief Financial Officer	2005	141,115	0	8,400	0	2,912
	2004	119,011	0	8,400	0	4,760
	2003	117,346	0	8,561	0	4,628

(1)	Mr. Casazza became the chief executive officer May 26, 2005.

(2)	Mr. Newall resigned effective May 26, 2005.

(3)
Mr. Welbourn’s other annual compensation is comprised of earned commissions of $40,390, $33,205 and $29,746 for the years ended December 31, 2005, 2004 and 2003, respectively, and an automobile allowance of $6,230, $8,400 and $8,562 for the years ended December 31, 2005, 2004 and 2003, respectively. Mr. Welbourn’s all other compensation of $7,987 and $7,908 is a result of employer 401(k) match for the years ended December 31, 2004 and 2003.

(4)	Mr. Anwar’s other annual compensation is comprised of auto allowances. Mr. Anwar’s all other compensation represents employer 401(k) match. Mr. Anwar resigned February 22, 2006.

(c)	Option/SAR grants table.

Option/SAR Grants in Last Fiscal Year

		Individual Grants		Potential realizable value at assumed annual rates of stock appreciation for option term
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name	Number of Securities Underlying Options/ SARs Granted (#)	Percent of total options/ SARs granted to employees in Fiscal Year	Exercise of Base Price ($/Sh)	Expiration Date	5%	10%

Michael S. Casazza	125,000	100%	$1,81	9/2008	$29,632	$63,814
Michael S. Casazza	125,000	100%	$1.10	9/2015	$97,672	$254,804

(d)	Aggregated Option/SAR exercises and fiscal year-end Option/SAR value table.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-End (#) Exercisable/ Unexercisable

Michael Casazza	-0-	-0-	250,000/-0-	$0/-0-
Ijaz Anwar	-0-	-0-	70,000/-0-	$67,200/-0-
James Welbourn	100,045	$525,236	108,000/-0-	$103,680/-0-

(e)	Long Term Incentive Plans -- awards in last fiscal year.

Not applicable.

(f)	Defined benefit or actuarial plan disclosure.

Not applicable.

(g)	Compensation of directors.

(1)
In September 2005 the Board of Directors of the Company authorized a new compensation plan to the four Directors, which includes the grant of 30,000 options to each director on an annual basis, as well as annual compensation of $25,000 to each director, to be paid in monthly installments. At December 31, 2005, $33,200 is included in accrued liabilities for the unpaid cash component. The Company paid the amount in February 2006. Additionally, members of the Board of Directors receive reimbursement for expenses incurred in attending board meetings or for other services related to their responsibilities as board members.

(h)	Employment contracts and termination of employment and change-in-control arrangements.

We have no plan or arrangement with respect to any officer’s of the Company that will result from a change in control of the Company or a change in the individual’s responsibilities following a change in control. For descriptions of applicable employment agreements and arrangements, please refer to the above paragraph (a) of this Item.

(i)	Report on repricing of Options/SARs.

Not applicable.

(j)	Additional information with respect to compensation committee interlocks and insider participation in compensation decisions

Not applicable.

(k)	Board compensation committee report on executive compensation

We have no compensation committee of our board of directors. For the year ended December 31, 2005, our board of directors did not formally review executive compensation primarily because our president and chief financial and operating officer were performing under employment agreements executed prior to the Merger. Our board of directors, in the absence of a formal compensation committee, intends to review executive compensation during the year ended December 31, 2006.

(l)	Performance graph

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)(b)	Security Ownership of Certain Beneficial Owners and Security Ownership of Management.

The following table contains information at March 20, 2006, as to the beneficial ownership of shares of our common stock by each person who, to our knowledge at that date, was the beneficial owner of five percent or more of the outstanding shares of the class, each person who is a director or a named executive officer of the Company under the summary compensation table and all persons as a group who are current executive officers and directors, and as to the percentage of outstanding shares so held by them at March 20, 2006.

Name and Address of Beneficial Owner	Shares of Common Stock Owned (1)	Shares of Common Stock Underlying Options (1)	Shares f Common Stock Underlying Preferred Stock (1)	Shares of Common Stock Underlying Warrants (1)	Total	Percentage of Common Stock Owned (4)
Equitex, Inc. 7315 E Peakview Ave Englewood CO 80111`	12,417,344	0	0	85,000	12,502,344	86.9%

Henry Fong 7315 E Peakview Ave Englewood CO 80111	12,427,344 (2)	60,000		245,000 (2)	12,732,344	87.2%

Aaron A. Grunfeld 10390 Santa Monica Blvd Fourth Floor Los Angeles CA 90025	0	60,000	0	35,000	95,000	0.7%

Ijaz Anwar 14013 51st Ave North Plymouth MN 55446	63,457	0	0	0	63,457	0.4%

John P.McMahon 11100 Wayzata Blvd Suite 111 Minnetonka MN 55305	0	60,000	0	0	60,000	0.4%

Thomas Olson 7315 E Peakview Ave Englewood CO 80111	0	20,000	0	25,000	45,000	0.3%

James Welbourn 319 Clematis St #803 West Palm Beach FL 33401	55,045	60,000	0	102,000	217,045	1.5%

Michael S. Casazza 906 Thornblade Blvd Greer, SC 29650	14,000	125,000		125,000	264,000	1.8%

All officers and directors as a group (seven persons)	12,559,846 (3)	385,000	0	532,000 (3)	13,476,846	88.6%

(1)	The beneficial owners exercise sole voting and investment power.

(2)(3)
Includes 12,417,344 shares and 85,000 shares underlying warrants owned by a corporation in which Mr. Fong is an officer and director. Mr. Fong disclaims beneficial ownership of the shares and shares underlying the warrants owned by Equitex.

(4)	As of March 20, 2006, 15,294,473 shares of our common stock were outstanding.

(c)	Changes in control.

We are unaware of any arrangements that may, at a subsequent date, result in a change in control of our company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

WARRANT ISSUED TO EQUITEX IN CONNECTION WITH MERGER

In connection with the Merger, the Company issued a five-year warrant to Equitex for the purchase of an aggregate of 800,000 shares of Company common stock at a purchase price of $0.10 per share. Equitex has subsequently distributed 715,000 of these warrants to purchase common stock and owns 85,000 warrants to purchase common stock.

(a)	Transactions with Management and Others.

In August 2004, FastFunds International, Inc. entered into a month-to-month lease for office space in Chicago, Illinois with a director of the Company as landlord under such lease. The lease was cancelled in March 2005.

(b)	Certain business relationships.

Not applicable.

(c)	Indebtedness of management.

One of the Company’s directors has a note payable to the Company at December 31, 2005 in the amount of $485,936, which is presented as a reduction of stockholders’ equity in the Company’s balance sheet as of December 31, 2005.

(d)	Transactions with promoters.

Not applicable.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

GHP Horwath, P.C. served as our independent registered public accounting firm for the years ended December 31, 2005 and 2004.

AUDIT FEES

Fees billed and expected to be billed by GHP Horwath, P.C. for audit and review services related to the years ended December 31, 2005 and 2004 were approximately $130,000 and $115,000, respectively, which includes out-of-pocket costs incurred in connection with these services.

AUDIT-RELATED FEES

Fees billed by GHP Horwath, P.C. for audit-related services related to the years ended December 31, 2005 and 2004 were approximately $0 for each year.

TAX FEES

Fees billed and expected to be billed by GHP Horwath, P.C. for tax return preparation services related to the years ended December 31, 2005 and 2004 were approximately $20,000 for each year.

ALL OTHER FEES

Fees billed by GHP Horwath, P.C. were approximately $0 and $2,000 for the years ended December 31, 2005 and 2004. Fees in 2004 were incurred for time and out of pocket costs related to responding to a plaintiff’s subpoena related to certain Company litigation against the Company.

Pursuant to our Audit Committee Charter, before the accountant is engaged by us to render audit or non-audit services, our audit committee approves the engagement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this report immediately following the signature page.

Page

1.	Financial Statements and Supplementary Data

	Report of Independent Registered Public Accounting Firm	F-1

Consolidated financial statements:

	Consolidated balance sheets - December 31, 2005 and 2004	F-2

	Consolidated statements of operations - years ended December 31, 2005, 2004 and 2003	F-3

	Consolidated statements of changes in stockholders’ equity (deficiency) years ended December 31, 2005, 2004 and 2003	F-4 - F-6

	Consolidated statements of cash flows - years ended December 31, 2005, 2004 and 2003	F-7 - F-8

	Notes to consolidated financial statements	F-9 - F-36

2.	Financial Statements Schedules.

Financial statements and exhibits - Schedule 11, Valuation and Qualifying Accounts, is omitted because the information is included in the consolidated financial statements and notes.

3.	Exhibits.

Exhibit No.	Description
2.1
Asset Purchase Agreement among Game Financial Corporation, Chex Services, Inc. and FastFunds Financial Corporation, dated as of December 22, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report filed on December 27, 2005).

3.1	Articles of Incorporation of FastFunds Financial Corporation (incorporated by reference to Exhibit 3.(I) of the registrant's Registration Statement on Form 10-SB filed on August 7, 2001).

3.2	Bylaws of FastFunds Financial Corporation (incorporated by reference to Exhibit 3 of the registrant's Registration Statement on Form 10-SB filed on August 7, 2001).

9.1
Voting Agreement between Game Financial Corporation, FastFunds Financial Corporation and Equitex, Inc., dated December 22, 2005 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report filed on December 27, 2005).

10.1	Welbourn Employment Agreement (incorporated by reference to Exhibit 10.2 to the registrant's Form 10-KSB for the period ended December 31, 2004).

10.2
Secured Promissory Note in the amount of $5,000,000, issued by Chex Services, Inc. in favor of Equitex, Inc., dated March 8, 2004 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 22, 2004).

10.3
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

10.7
Transition Service Agreement between Game Financial Corporation, Chex Services, Inc. and FastFunds Financial Corporation, dated as of January 31, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report filed on February 6, 2006).

10.8
$5 million Secured Promissory Note of Equitex, Inc. in favor of FastFunds Financial Corporation, dated as of March 14, 2006 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report filed on March 20, 2006).

10.9
Stock Pledge Agreement between Equitex, Inc. and FastFunds Financial Corporation, dated as of March 14, 2006 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report filed on March 20, 2006).

10.10
Agreement (for profit participation) between Equitex, Inc. and FastFunds Financial Corporation, dated as of March 14, 2006 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report filed on March 20, 2006).

14	Code of Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s Form 10-KSB for the period ended December 31, 2004).

16.1	Letter Regarding Change in Certifying Accountant.(incorporated by reference to Exhibit 10.5 to the registrant's Current Report on Form 8-K filed on July 14, 2004).

21.1	List of Subsidiaries (Filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Filed herewith).

32.1	Certifications under Section 906 of Sarbanes-Oxley Act of 2002 (Filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 6, 2006	FASTFUNDS FINANCIAL CORPORATION
(Registrant)

By /S/ MICHAEL CASAZZA

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 6, 2006	/S/ MICHAEL CASAZZA
Michael Casazza, Chief Executive Officer

Date: April 6, 2006	/S/ JAMES P. WELBOURN
James P. Welbourn, Director

Date: April 6, 2006	/S/ AARON A. GRUNFELD
Aaron A. Grunfeld, Director

Date: April 6, 2006	/S/ JOHN P. MCMAHON
John P. McMahon, Director

Date: April 6, 2006	/S/ HENRY FONG
Henry Fong, Director

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated financial statements:

Consolidated balance sheets	F-2

Consolidated statements of operations	F-3

Consolidated statements of changes in stockholders’ equity (deficiency)	F-4 - F-6

Consolidated statements of cash flows	F-7 - F-8

Notes to consolidated financial statements	F-9 - F-36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
FastFunds Financial Corporation

We have audited the accompanying consolidated balance sheets of FastFunds Financial Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FastFunds Financial Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on January 31, 2006, the Company sold substantially all of the assets of Chex Services, Inc., a wholly-owned subsidiary of the Company that has conducted most of the Company’s business operations.

/s/ GHP HORWATH, P.C.

Denver, Colorado
March 29, 2006

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$8,273,253	$8,438,341
Accounts receivable, net	163,044	1,010,518
Prepaid amounts on casino contracts (Note 7)	12,348	268,929
Deferred tax assets (Note 8)	1,874,000
Current portion of notes, advances and interest receivable, including related parties of $25,461 (2005) and $7,900 (2004) (Note 3)	75,461	61,900
Other current assets	375,646	230,325

Total current assets	10,773,752	10,010,013

Notes and interest receivable, including related parties of $268,390 (2005) and $247,890 (2004), net of current portion (Note 3)	268,390	2,640,391
Property and equipment, net (Note 4)	1,077,802	1,322,737
Intangible and other assets, net (Note 5)	2,183,902	3,105,618
Goodwill (Note 5)	5,636,000	5,636,000

	9,166,094	12,704,746

	$19,939,846	$22,714,759

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Checks issued in excess of cash in bank (Note 6)	$1,105,379
Accounts payable	430,873	$323,949
Accrued expenses	1,703,619	908,952
Accrued liabilities on casino contracts (Note 7)	649,441	574,516
Convertible promissory notes (Note 6)	1,162,500	185,335
Notes and loans payable, including related party of $105,105 (2004) (Note 6)	11,301,497	11,402,602
Current portion of long-term debt (Note 6)	2,141,475	1,315,217

Total current liabilities	18,494,784	14,710,571

Long-term debt, net of current portion (Note 6)	1,639,331	3,044,016
Deferred tax liability (Note 8)	2,867,000

	4,506,331	3,044,016

	23,001,115	17,754,587
Commitments and contingencies (Notes 6 and 7)

Stockholders' equity (deficiency) (Note 9):
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding
Common stock, $.001 par value; 250,000,000 shares authorized; 10,513,672 shares (2005) and 10,428,627 (2004) shares issued and outstanding	10,514	10,429
Additional paid-in capital	14,812,356	15,054,695
Stock subscription receivable	(135,000)	(216,000)
Investment in parent	(14,905)	(308,488)
Notes, advances and interest receivable, related parties	(6,990,700)	(4,743,277)
Accumulated deficit	(10,743,534)	(4,837,187)

Total stockholders' equity (deficiency)	(3,061,269)	4,960,172

	$19,939,846	$22,714,759

See notes to consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003

Fee revenue	$18,531,141	$15,233,735	$18,100,788

Location expenses:
Fees to casinos	6,458,907	5,312,522	6,300,398
Salaries and benefits	3,120,414	3,098,663	4,102,398
Selling, general and administrative	1,517,201	1,418,162	1,601,589
Processing fees	2,154,421	838,292	210,351
Returned checks	525,064	623,871	495,500

Total location expenses	13,776,007	11,291,510	12,710,236

Location gross margin	4,755,134	3,942,225	5,390,552

Selling, general and administrative	5,560,765	5,429,504	3,766,811
Amortization of intangible and other assets (Note 5)	925,916	860,915	740,000
(Recovery of) provision for losses on related party notes receivable (Note 3)	(90,000)	226,000	(157,800)
Provision and discount on note receivable, other (Note 3)	100,000	236,500	256,316

Total corporate operating expenses	6,496,681	6,752,919	4,605,327

(Loss) income from operations	(1,741,547)	(2,810,694)	785,225

Other income (expense):
Interest expense including related party interest of $273,778 (2005) and $275,114 (2004)	(3,530,698)	(1,910,974)	(1,324,749)
Interest income including related party interest of $386,953 (2005), $346,957 (2004) and $167,971 (2003)	387,404	455,563	221,534

Total other expense	(3,143,294)	(1,455,411)	(1,103,215)

Loss before income taxes	(4,884,841)	(4,266,105)	(317,990)
Income tax expense (Note 8)	(1,021,506)	(521,889)	(187,000)

Net loss	$(5,906,347)	$(4,787,994)	$(504,990)

Basic and diluted net loss per share	$(0.56)	$(0.54)	$(0.07)

Weighted average number of common shares outstanding:
Basic and diluted	10,488,276	8,933,269	7,700,000

See notes to consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Common stock		Additional paid-in	Stock subscription	Investment in	Notes, adbvances and interesr receivable, related	(Accumulated deficit) retained	Total stockholders' equity
	Shares	Amount	capital	receivable	parent	parties	earnings	(deficiency)

Balances, January 1, 2003	7,700,000	$7,700	$10,247,092		$(866,714)	$(566,385)	$455,797	$9,277,490

Receipt of Equitex, Inc. common stock in exchange for dividends payable					(8,884)			(8,884)

Sales of Equitex, Inc. common stock (Note 9)			20,440		115,968			136,408

Contribution of capital from Equitex, Inc. for allocated expenses and reduction of income tax payable (Note 9)			925,000					925,000

Purchases of Equitex, Inc. common stock (Note 9)					(312,050)			(312,050)

Sale of Equitex, Inc. common stock for cash and note receivable (Note 9)			555,596	$(800,000)	460,000			215,596

Increase in notes, advances and interest receivable, affiliates (Note 9)						(1,544,883)		(1,544,883)

Net loss							(504,990)	(504,990)

Balances, December 31, 2003	7,700,000	$7,700	$11,748,128	$(800,000)	$(611,680)	$(2,111,268)	$(49,193)	$8,183,687

(Continued)

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (CONTINUED)

	Common stock		Additional paid-in	Stock subscription	Investment in	Notes, advances and interest receivable, related	(Accumulated deficit) retained	Total stockholders' equity
	Shares	Amount	capital	receivable	parent	parties	earnings	(deficiency)

Distribution of Equitex, Inc. common stock in exchange for receivable due from Equitex, Inc. (Note 9)			29,180		21,570	(50,750)		-

Proceeds received in connection with stock subscription receivable (Note 9)				200,000				200,000

Cancellation of portion of stock subscription receivable and return of common stock (Note 9)			(250,000)	600,000	(350,000)			-

Acquisition of Seven Ventures, Inc.	584,670	585	(8,700)					(8,115)

Sales of Equitex, Inc. common stock (Note 9)			174,267		745,247			919,514

Purchases of Equitex, Inc. common stock (Note 9)					(113,625)			(113,625)

Conversion of notes payable to common stock (Notes 6 and 9)	2,000,000	2,000	198,000					200,000

Beneficial conversion feature on convertible promissory notes (Note 6)			200,000					200,000

Exercise of warrants (Note 9)	50,000	50	4,950					5,000

Issuance of common stock in exchange for stock subscription receivable (Note 9)	40,000	40	215,960	(216,000)				-

Issuance of common stock upon cash-less exercise of warrants (Note 9)	53,957	54	(54)					-

Contribution of capital from Equitex, Inc. for allocated expenses, fair value of warrants and deferred loan costs (Note 9)			716,900					716,900

Warrants issued in connection with convertible promissory notes (Note 6)			113,097					113,097

Beneficial conversion features issued in connection with convertible promissory notes (Note 6)			1,660,967					1,660,967

Increase in notes, advances and interest receivable due from affliliates (Note 9)						(1,783,745)		(1,783,745)

Reclassification of related party receivables (Note 9)						(797,514)		(797,514)

Issuance of warrants to employees for services (Note 1)			252,000					252,000

Net loss							(4,787,994)	(4,787,994)

Balances, December 31, 2004	10,428,627	$10,429	$15,054,695	$(216,000)	$(308,488)	$(4,743,277)	$(4,837,187)	$4,960,172

(Continued)

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (CONTINUED)

	Common stock		Additional paid-in	Stock subscription	Investment in	Notes, advances and and interest receivable, related	(Accumulated deficit) retained	Total stockholders' equity
	Shares	Amount	capital	receivable	parent	parties	earnings	(deficiency)

Return and retirement of 15,000 shares of common stock in exchange for reduction of stock subscription receivable (Note 9)	(15,000)	(15)	(80,985)	81,000				-

Sale of Equitex, Inc. common stock (Note 9)			(73,254)		293,583			220,329

Issuance of common stock upon cashless exercise of warrants (Note 9)	100,045	100	(100)					-

Distribution of warrants in connection with previous sales of Equitex, Inc. common stock (Note 9)			(97,500)					(97,500)

Increase in notes, advances, and interest receivable due from related parties, net (Note 9)						(2,247,423)		(2,247,423)

Options issued for services (Note 9)			9,500					9,500

Net loss							(5,906,347)	(5,906,347)

Balances, December 31, 2005	10,513,672	$10,514	$14,812,356	$(135,000)	$(14,905)	$(6,990,700)	$(10,743,534)	$(3,061,269)

See notes to consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003

Cash flows from operating activities:
Net loss	$(5,906,347)	$(4,787,994)	$(504,990)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,747,923	1,408,449	1,093,480
Non-cash interest expense	126,456	104,502
Stock-based compensation	9,500	252,000
Provision for (recovery of) losses, including bad debt	112,473	527,500	(157,800)
Discount on note receivable			256,316
Amortization of discount on convertible promissory notes payable related to beneficial conversion features	1,588,729	373,200
Allocated expenses from parent		91,000	390,000
Deferred income tax expense	993,000	473,000	62,000
Decrease (increase) in assets:
Accounts receivable	790,841	243,941	(28,762)
Interest and other receivables	(606,198)	(456,907)	(215,697)
Prepaid amounts on casino contracts	256,581	(86,431)	7,219
Other current assets	(145,321)	(113,271)	31,990
Increase (decrease) in liabilities:
Accounts payable	162,491	116,872	(336,117)
Accrued expenses	889,829	462,387	(300,314)
Accrued liabilities on casino contracts	74,925	(12,583)	(35,262)

Net cash provided by (used in) operating activities	94,882	(1,404,335)	262,063

Cash flows from investing activities:
Purchases of property and equipment	(729,077)	(553,277)	(411,522)
Repayments on notes receivable	813,063	18,973	380,517
Advances on notes receivable	(86,073)	(2,004,673)	(811,316)

Net cash used in investing activities	(2,087)	(2,538,977)	(842,321)

Cash flows from financing activities:
Checks issued in excess of cash in bank	1,105,379
(Decrease) increase in bank overdraft		(2,497,766)	2,497,766
Net repayments on line of credit			(1,000,000)
Borrowings on convertible promissory notes		1,774,064
Repayments on convertible promissory notes	(611,564)
Borrowings on notes and loans payable	2,036,000	8,047,530	1,825,000
Repayments on notes and loans payable	(2,137,105)	(2,487,105)	(3,341,599)
Borrowings on long-term debt		400,000
Repayments of long-term debt	(704,883)	(706,043)	(253,386)
Proceeds received on stock subscription receivable		200,000
Proceeds from exercise of warrants		5,000
Purchase of parent's common stock		(113,625)	(312,050)
Proceeds from sale of parent's common stock	220,329	919,514	352,004
Repurchase of warrants	(50,000)
Payments of deferred loan costs	(4,200)	(472,925)
Notes and advances to related parties	(111,839)	(1,457,833)	(1,464,025)
Payments received on notes and advances to related parties			595,000

Net cash (used in) provided by financing activities	(257,883)	3,610,811	(1,101,290)

(Continued)

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2005	2004	2003

Decrease in cash and cash equivalents	(165,088)	(332,501)	(1,681,548)
Cash and cash equivalents, beginning	8,438,341	8,770,842	10,452,390

Cash and cash equivalents, ending	$8,273,253	8,438,341	8,770,842

Supplemental disclosure of cash flow information:

Cash paid for interest	$1,430,300	1,299,269	1,376,324

Cash paid for income taxes	$28,506	12,242	190,000

Supplemental disclosure of non-cash investing and financing activities:

Property and equipment sold to third party in exchange for extinguishment of accounts payable	$152,000

Return and retirement of common stock in exchange for stock subscription receivable	$81,000

Repurchase of FFFC warrants from parent in exchange for reduction in related party note receivable	$47,500

Accounts payable allocated to parent related to legal fees in the iGames litigation	$96,427

Assumption of iGames note receivable and accrued interest by parent and related increase in receivable due from parent due to indemnification (Note 3)	$1,815,352

Issuance of common stock by parent to a third party for settlement of a Chex obligation in exchange for reduction in receivable (Note 6)	$95,153

Contribution of capital from parent for allocated expenses, fair value of warrants and deferred loan costs		$625,900

Cancellation of portion of stock subscription receivable		$250,000

Return of parent's common stock in exchange for stock subscription receivable		350,000

		$600,000

Conversion of notes payable to common stock		$200,000

Issuance of common stock in exchange for stock subscription receivable		$216,000

Distribution of parent's common stock to third parties in exchange for receivable due from parent		$50,750

Warrants issued in connection with convertible promissory notes		$113,097

Beneficial conversion features issued in connection with convertible promissory notes		$1,660,967

		$1,774,064
Contribution of capital from parent for reduction of income tax payable			$535,000

Sale of parent's common stock for note receivable			$800,000

Receipt of parent's common stock in exchange for dividend payable			$8,884

See notes to consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

1.	Business and organization, recent events and management’s plans:

Business and organization:

FastFunds Financial Corporation (“FFFC”) is a holding company operating through its wholly-owned subsidiary Chex Services, Inc. (“Chex”). FFFC was previously organized as Seven Ventures, Inc. (“SVI”). Effective June 7, 2004, Chex merged with SVI (the “Merger”), a Nevada corporation formed in 1985, whereby Equitex, Inc., a publicly-traded SEC registrant incorporated in Delaware (“Equitex”), exchanged its 100% ownership interest in Chex for 93% of SVI’s outstanding common stock. As a result of the Merger, Chex became a wholly-owned subsidiary of SVI. At the date of the Merger, SVI was a public shell with no significant operations. The acquisition of Chex by SVI has been recorded as a reverse acquisition based on factors demonstrating that Chex represents the accounting acquirer. Equitex received 93% of the post-acquisition outstanding common stock of SVI. In addition, at closing, management personnel and the board members consisted of individuals previously holding positions with Chex and/or Equitex. The transaction is equivalent to the issuance of stock by Chex for the net monetary assets of SVI. The historical stockholder’s equity of Chex prior to the exchange has been retroactively restated (a recapitalization) for the equivalent number of shares received in the exchange after giving effect to any differences in the par value of the SVI and Chex common stock, with an offset to additional paid-in capital. The restated consolidated accumulated deficit of the accounting acquirer (Chex) has been carried forward after the exchange. On June 29, 2004, SVI changed its name to FFFC.

In 2001, Equitex acquired all of Chex’s issued and outstanding common stock in exchange for 1,992,001 shares of Equitex common stock valued at $10,119,000 ($5.08 per share). In connection with the acquisition, and in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 54, Application of “Push-down” Basis of Accounting in Financial Statements of Subsidiaries Acquired by Purchase, the accounts of Chex have been adjusted using the push-down basis of accounting. An allocation of the purchase price was made to major categories of assets and liabilities, of which $5,636,000 was allocated to goodwill and $5,000,000 was allocated to identifiable intangible assets (Note 5).

FFFC’s wholly-owned subsidiaries (collectively referred to as the “Company”) include the following:

Chex, a Minnesota corporation, provides financial services, primarily check cashing, automated teller machine (ATM) access, and credit card advances to customers primarily at Native American owned casinos and gaming establishments. As of December 31, 2005, 2004 and 2003, the Company operated at 46, 48 and 44 establishments, respectively. As of December 31, 2005, the Company operated in gaming establishments located in California, Connecticut, Illinois, Michigan, Minnesota, Nebraska, New Mexico, North Dakota, South Dakota and Wisconsin.

Collection Solutions, Inc. (“Collection Solutions”), a Minnesota corporation, formed for the purpose of providing collection services for the Company, customers of the Company, and other entities both within and outside the gaming industry. Collection Solutions is licensed as a collection agency in Minnesota.

FastFunds International, Inc. (“FFI”), a Delaware corporation based in London. FFI was formed to build a presence in Europe for the Company’s stored value card program.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

1.	Business and organization, recent events and management’s plans (continued):

Business and organization (continued):

FFC FastFunds (Cyprus) Limited (“FFC”), formed in September 2004, under the Laws of Cyprus. FFC was formed to have a presence in Cyprus to work with a financial institution regarding the issuance of stored value cards throughout Europe.

FastFunds International Limited (“FFIL”), formed in October 2004 with the Registrar of Companies for England and Wales. FFIL was formed in order to have a local presence in the European community.

Collection Solutions, FFI, FFC and FFIL generated no revenues for the years ended December 31, 2005 and 2004. All significant intercompany accounts and transactions have been eliminated in consolidation.

Recent events:

Sale of Assets:

On December 22, 2005, FFFC and Chex entered into an Asset Purchase Agreement (the “APA”) with Game Financial Corporation (“Game”), pursuant to which FFFC and Chex agreed to sell all of its cash access contracts and certain related assets, which represent substantially all the assets of Chex (the “Asset Sale”). Such assets also represent substantially all of the operating assets of the Company on a consolidated basis. On January 31, 2006, FFFC and Chex completed the Asset Sale for $14 million pursuant to the APA and received net cash proceeds of $13,710,630 and realized a pre-tax gain of approximately $4 million, after reduction for certain transaction related expenses. Management believes that available net operating losses can be utilized to offset a portion of income taxes attributable to this gain (Note 8). Accordingly, the Chex operations will be retroactively reclassified as discontinued in future consolidated financial statements of the Company.

Additionally, FFFC and Chex entered into a Transition Services Agreement  (the “TSA”) with Game pursuant to which FFFC and Chex agreed to provide certain services to Game to ensure a smooth transition of the sale of the cash-access financial services business. Pursuant to the TSA, FFFC and Chex are to provide the necessary services for a minimum of three months and Game will pay FFFC $150,000 per month. Equitex agreed to serve as a guarantor of FFFC’s and Chex’s performance obligations under the TSA.

Pro forma information:

Due to the significance of the Asset Sale and the effect on the Company’s financial position and results of operations, the following unaudited pro forma condensed consolidated balance sheet gives effect to the Asset Sale as if it had been consummated December 31, 2005. The unaudited pro forma condensed consolidated balance sheet reflects the sale of certain assets of Chex for $14 million in cash and the assumption of certain liabilities by Game, net of certain transactions related costs. As a result of this transaction, the unaudited gain on the sale included in pro forma equity at December 31, 2005, is approximately $4.0 million.

	Unaudited	2005
	pro forma	historical

Assets

Cash and cash equivalents	$21,031,219	$8,273,253
Property and equipment	80,810	1,077,802
Intangible and other assets	274,638	2,183,902
Goodwill		5,636,000
Deferred tax asset		1,874,000

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

1.	Business, organization, recent events and management’s plans (continued):

Pro forma information (continued):

Other assets	580,237	894,889

	$21,966,904	$19,939,846

Liabilities and Stockholders’ Equity (Deficiency)

Deferred tax liability		$2,867,000
Other liabilities	$20,025,068	20,134,115
Stockholders’ equity (deficiency)	1,941,836	(3,061,269)

	$21,966,904	$19,939,846

Issuance and Receipt of Parent’s Common Stock:

On January 30, 2006, FFFC issued 4,717,344 shares of its unregistered common stock to Equitex in exchange for an outstanding notes payable with accrued interest in the aggregate amount of $3,905,961. The shares were valued at $0.83, which represented a 10% discount to the closing price of $0.92 on the conversion date. As a result of this transaction, Equitex’s ownership of FFFC increased to approximately 81% (Note 6).

On March 29, 2006, Equitex agreed to issue 1,200,000 shares of its common stock to FFFC in satisfaction of $6,496,268 in notes, advances and interest payable that Equitex and its majority-owned subsidiary (“Denaris”) owed FFFC and Chex (Note 9).

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

1.	Business, organization, recent events and management’s plans (continued):

Management’s plans:

The Company incurred net losses of $5,906,347 and $4,787,994 for the years ended December 31, 2005 and 2004, respectively. Although the net losses included certain non-cash net expenses of approximately $4,578,000 (2005) and $3,230,000 (2004), the Company incurred significant costs related to FFIL’s international marketing strategy and expansion plans, including costs in 2004 associated with the development of proprietary software. Based on the losses it was becoming increasingly difficult for the Company to continue to fund its current operations and any future growth. Additionally, due to intense competition in the market and the lack of assurance that the Company would be able to obtain renewals of its existing casino contracts, or to obtain contracts with new customers and the Company’s difficulty in attracting and retaining experienced employees, the Company decided to complete the Asset Sale.

Management believes that the Asset Sale and its plans will provide sufficient resources to fund its 2006 debt payments, and working capital needs, which will consist of payment of salaries, rent and utilities necessary to perform under the TSA, and meet its reporting compliance obligations as a SEC issuer ,through at least through December 31, 2006.

On February 28, 2006, Equitex held a special meeting of shareholders at which two proposals were ratified authorizing the acquisition (the “Acquisition”) of Hydrogen Power, Inc. (“HPI”), through a newly formed wholly-owned Equitex subsidiary, as well as certain related common stock issuances. Per the terms of the Acquisition as amended, Equitex was obligated to deliver $5 million as a condition to close. On March 14, 2006, FFFC loaned Equitex the $5 million for one year at 10% per annum interest. As security for the loan, Equitex pledged as collateral all of the common stock of HPI. In addition, FFFC is to receive a profit interest from the operations of HPI equal to 10% of the net profit of HPI, as defined in the relevant loan documents.

2.	Summary of significant accounting policies:

Cash and cash equivalents:

For the purpose of the financial statements, the Company considers all highly-liquid investments with an original maturity three-months or less to be cash equivalents.

Cash and cash equivalents also include cash in the process of collection (“CIPC”). CIPC includes ATM advances, as well as credit card advances made to customers. ATM advances made to customers included in CIPC totaled approximately $1,659,000 and $809,000 as of December 31, 2005 and 2004, respectively. Credit card advances made to customers included in CIPC totaled approximately $1,588,000 and $745,000 as of December 31, 2005 and 2004, respectively.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

2.	Summary of significant accounting policies (continued):

Notes receivable:

The Company has made advances to various officers, affiliates and employees of the Company under various loan agreements (Notes 3 and 9). The advances made to officers were made prior to the acquisition of Chex by Equitex in December 2001. These loans have a face value of approximately $690,000 and $2,176,000 as of December 31, 2005 and 2004, respectively. A portion of the notes have been collateralized by Equitex common stock, including registered and unregistered shares. The Company’s allowance for doubtful notes receivable is adjusted based on the value of the underlying collateral. Due to the level of risk associated with this common stock, it is reasonably possible those changes in the value of the common stock will occur in the near term and that such changes could materially affect the value of the collateral underlying the notes. After all attempts to collect a note receivable have failed, the note receivable is written-off against the allowance. During 2005, the Company reduced the allowance by $90,000 and wrote-off the remaining allowance of $1,189,300 upon the receipt of $295,721. Based on management’s evaluation of repayment intentions, and in consideration of SAB topic 4-E regarding receivables due from underwriters, promoters, directors and employees, $485,936 of the total face value amount is presented as a reduction of stockholders’ equity at December 31, 2005 and 2004. The allowance for doubtful notes receivable was $1,279,300 as of December 31, 2004. There is no allowance for doubtful notes receivable at December 31, 2005.

Revenue recognition:

Revenue is recognized from financial services at the time the service is provided. Revenues are derived from check cashing fees, credit and debit card advance fees and automated teller machine (“ATM”) surcharge and transaction fees.

Revenue generated at casino locations is recorded at gross amounts.  Contingent rent paid to casinos is recorded as part of location expense.

In general, check cashing fees are comprised of a fee based upon a percentage of the face amount of total checks cashed, and is recognized at the point a transaction is generated by the casino cage.

Credit and debit card advance fees are comprised of the fee charged to patrons for credit and debit card cash advances and is recognized at the point a transaction is generated by the casino cage for the patron’s transaction or cash is dispensed from an ATM.

ATM surcharge and transaction fees are comprised of upfront patron transaction fees or surcharges assessed by the Company at the time the transaction is initiated and the Company's share of a percentage of interchange fees paid to the Company by the patron’s issuing bank or other financial institution based on the total number of transactions occuring during the month. These issuing banks share the interchange revenue with the Company. The Company receives these fees from banks on a net basis and records this revenue on a net basis. Upfront patron transaction fees are recognized when a transaction is initiated, and interchange revenue is recognized net monthly.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

2.	Summary of significant accounting policies (continued):

Returned checks:

The Company charges operations for potential losses on returned checks in the period in which the amounts are deemed uncollectible, generally when such checks are returned. Recoveries on returned checks are credited to operations in the period when the recovery is received.

Fair value of financial instruments:

The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate methodologies; however, considerable judgment is required in interpreting information necessary to develop these estimates. Accordingly, the Company’s estimates of fair values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The fair values of cash and cash equivalents, current non-related party accounts receivable, and accounts payable approximate their carrying amounts because of the short maturities of these instruments.

The fair values of notes and advances receivable from non-related parties approximate their net carrying values because of the allowances recorded as well as the short maturities of these instruments. The fair values of receivables from related parties are not practicable to estimate, based upon the related party nature of the underlying transactions.

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

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

2.	Summary of significant accounting policies (continued):

Property and equipment (continued):

Office equipment and furniture	3 to 7 years
Computer hardware and software	3 to 5 years

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

Investment in parent:

At December 31, 2005 and 2004, the Company has an investment in common stock of its parent Company, Equitex (Note 9). The Company presents its investment in Equitex common stock as a component of stockholders' equity at cost in a manner similar to treasury stock.

The Company presents its investment in Equitex common stock as a component of stockholders’ equity in a manner similar to that of treasury stock. This presentation is based upon the Company’s consideration of the provisions of Emerging Issues Task Force (“EITF”) Issue No. 98-2, Accounting by a Subsidiary or Joint Venture for an Investment in the Stock of its Parent Company or Joint Venture Partner. This EITF discusses that in the separate financial statements of a subsidiary; an investment in the common stock of a parent whose only significant asset is its investment in the subsidiary is essentially the same as stock of the subsidiary and should be classified as a reduction to stockholders’ equity.

Goodwill, intangible assets and amortization:

In connection with Equitex’s acquisition of Chex and in accordance with SAB No. 54, goodwill and intangible assets have been “pushed down”. Goodwill represents the excess of the purchase price paid by Equitex over the estimated fair values of the Company’s net tangible and identifiable intangible assets acquired. As discussed below, goodwill and intangible assets with indefinite lives are not amortized pursuant to recently issued accounting standards. Identifiable intangible assets with finite lives are being amortized on a straight-line basis over three to seven years (Note 5).

The Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 no longer allows the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually, or whenever there is an indication of impairment. Intangible assets with finite lives continue to be amortized over their estimated useful lives and are reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, discussed below.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

2.	Summary of significant accounting policies (continued):

Legal defense costs:

The Company does not accrue for estimated future legal and related defense costs, if any, to be incurred in connection with outstanding or threatened litigation and other disputed matters but rather, records such as period costs when the services are rendered.

Advertising:

Advertising costs are expensed as incurred. Total advertising costs were approximately $160,000, $232,000 and $386,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Loss per share:

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. The historical income (loss) per share of Chex prior to the merger has been presented to reflect the new capital structure. Stock options, warrants, and common stock underlying convertible promissory notes are not considered in the calculations for the periods ended December 31, 2005 and 2004, as the impact of the potential common shares, which total 4,807,064 (2005) and 6,243,128 (2004), would be to decrease loss per share. Therefore, there is no diluted loss per share in 2005 and 2004. Chex did not have any options, warrants or other potentially dilutive securities outstanding for 2003.

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

Stock-based compensation:

SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), defines a fair-value based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and guidance provided in SFAS Interpretation (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation. Accordingly, compensation cost for employee stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

2.	Summary of significant accounting policies (continued):

Stock-based compensation (continued):

In December 2004, the FASB issued SFAS No. 123(R) Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for the Company beginning with the first quarter of 2006. Management is evaluating the provisions of this standard. Depending upon the number and terms of options that may be granted in future periods and the method of transition to be selected from available alternatives, the implementation of this standard could have a material impact on the Company’s future financial position and results of operations.

In 2005, the Company granted to officers and directors 385,000 options to purchase shares of common stock at an exercise price of $1.10 per share (the market value of the common stock at the date of the grant).

In connection with the Merger, Equitex received warrants to purchase 800,000 shares of SVI (now FFFC) common stock at an exercise price of $0.10 per share, expiring June 2009. Of the warrants received by Equitex, 640,000 were subsequently transferred to officers, directors and a consultant of Equitex and Chex for services performed. The warrants were determined to have a fair value of $1.00 at the date of the grant. Of these warrants, 280,000 were issued to Chex officers, resulting in $252,000 of compensation expense in 2004. Additionally, during 2005 FFFC purchased 85,000 of the warrants at $1.15 per warrant. FFFC paid Equitex $50,000 and reduced the amount owed from Equitex by $47,500.

In 2004, Equitex issued options to purchase 97,500 shares of its common stock to employees of Chex for services performed. The options were issued with an exercise price of $5.10 per share (the market value of the Company stock at the date of the grant) and expire in July 2009.

In 2003, Equitex issued options to purchase 126,667 shares of its common stock to employees of Chex for services performed. The options were issued with an exercise price of $4.08 per share (the market value of the common stock at the date of the grant) and expire in May 2008.

Had compensation cost for stock-based awards issued to employees been determined based on the fair values at the grant dates for awards under the plans consistent with the fair-value based method of accounting prescribed by SFAS No. 123, the Company’s results would have been changed to the pro-forma amounts indicated below:

	Year Ended December 31,
	2005	2004	2003

Net loss	$(5,906,347)	$(4,787,994)	$(504,990)

ADD: Stock based employee compensation expense included in reported net income	9,500	252,000

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

2.	Summary of significant accounting policies (continued):

Stock-based compensation (continued):

	Year Ended December 31,
	2005	2004	2003
DEDUCT: Total stock-based employee compensation expense determined under fair value based method for all awards	(181,500)	(265,000)	(214,000)

Pro-forma net loss	$(6,078,347)	$(4,800,994)	$(718,990)

Net loss per share:
Basic and diluted, as reported	$(0.56)	$(0.54)	$(0.07)

Basic and diluted pro forma	$(0.58)	$(0.54)	$(0.09)

The fair value of options granted to purchase FFFC and Equitex common stock were estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for the grants in the years ended December 31, 2005, 2004 and 2003.

	2005	2004	2003
Expected dividend yield	0	0	0
Expected stock price volatility	111%	74%	74%
Risk fee interest rate	2.0%	2.0%	1.15%
Expected life of options	1 year	1 year	2.5 years

Reclassifications:

Certain amounts reported in the 2004 and 2003 consolidated financial statements have been reclassified to conform to the 2005 presentation.

3.	Notes, advances and interest receivable:

Notes receivable at December 31, 2005 and 2004, consist of the following:

	2005	2004

Note receivable from iGames Entertainment, Inc. (iGames) [A]		$2,000,000

Notes receivable from the estate of a deceased officer; a valuation allowance of $1,279,300 was recorded against this receivable at December 31, 2004; received $295,721 in April 2005 from the sale of all shares pledged as collateral [B]		1,484,691

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

3.	Notes, advances and interest receivable:

Notes receivable at December 31, 2005 and 2004, consist of the following:

	2005	2004

Note receivable; non-interest bearing; net of $256,316 discount; imputed interest rate of 12%; through December 2010; collateralized by mortgages on three parcels of real property in Florida, a valuation allowance of $336,500 and $236,500 has been recorded against this receivable at December 31, 2005 and 2004, respectively, currently in default and non-performing [B], [C]	$336,500	336,500

Notes receivable from Equitex 2000, Inc., an affiliate of Equitex; interest at 10%; unsecured; due on demand [B]	205,000	205,000

Note receivable from Coast ATM, LLC; interest at 10%; maturity November 2005, currently in default	50,000

Note receivable from a former shareholder; non-interest bearing; unsecured and due on demand; during the fourth quarter 2005 the Company has wrote-off the note as it was deemed uncollectible [B]		45,000

Notes receivable from various Chex employees; non-interest bearing, unsecured and due on demand, or in weekly deductions from payroll	25,461	7,900
	616,961	4,079,091
Interest receivable, includes related party interest of $63,390 (2005) and $42,890 (2004) [B]	63,390	139,000
Less current maturities	(75,461)	(61,900)
Notes receivable, net of current portion, before valuation allowance	604,890	4,156,191
Less valuation allowance	(336,500)	(1,515,800)

Notes receivable, long-term	$268,390	2,640,391

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

3.	Notes, advances and interest receivable (continued):

[A]
In January 2004, Chex advanced iGames $2,000,000 under a Term Loan Note (the “Note”). Interest accrued at 10% per annum, and the maturity date was scheduled to occur in January 2005, as defined in the Note. The Note was to be secured by a pledge of capital stock of the borrower pursuant to a stock pledge agreement. The stock pledge agreement was not executed, which resulted in an event of default under the terms of the Note. In March 2004, Chex commenced litigation relating to the collection of the Note plus a termination fee, accrued interest and other fees, due from iGames under the term note executed in January 2004. In addition, in March 2004, the Company commenced a lawsuit in Delaware state court (New Castle County) relative to the termination of the Stock Purchase Agreement (“SPA”). iGames commenced a lawsuit in the United States District Court for the District of Delaware alleging the Company and Equitex breached both the January 2004 term note and the SPA. All of the matters were consolidated so that all of the disputes were to be heard before the United States District Court for the District of Delaware. Effective July 21, 2005, Chex, Equitex and iGames resolved the litigation by executing the Settlement Agreement under which Chex received $500,000. In conjunction with the Settlement Agreement, FFFC received a contingent warrant to purchase up to 500,000 shares of iGames common stock at $0.50 per share. The warrant is not exercisable until iGames has achieved $1,000,000 in net income during any given fiscal year. Equitex indemnified Chex for all litigation costs and potential losses associated with the SPA in conjunction with the June 7, 2004 merger agreement. Accordingly, prior to receipt of the $500,000, Chex reduced the iGames receivable from $2 million to $500,000, and accrued interest receivable related to iGames was reduced by $96,111. As a result of the indemnification by Equitex, the Company has recorded a receivable of $1,815,352 (which includes $219,241 in legal fees paid by Chex related to the iGames litigation) from Equitex, which is included in notes, advances and interest receivable from related parties (Note 9).

[B]
Demand notes receivable and interest receivable aggregating to $268,390 and $1,141,393, at December 31, 2005 and 2004, respectively have been classified as non-current assets, as it is management’s intention not to demand payment within the next year.

[C]	The Company is no longer accruing interest on these loans due to uncertainty as to collection.

Changes in the allowance for notes receivable for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

Balances, beginning of year	$1,515,800	$1,053,300	$1,211,100
Additions charged to costs and expenses (deducted from notes receivable)	100,000	462,500
Deductions credited to costs and expenses (added to notes receivable)	(90,000)		(157,800)
Deductions to the allowance for final settlements	(1,189,300)

Balances, end of year	$336,500	$1,515,800	$1,053,300

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

3.	Notes, advances and interest receivable (continued):

Changes in the discount on a note receivable originally recorded in 2003 for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

Balances, beginning of year	$256,316	$256,316	$0
Additions			256,316

Balances, end of year	$256,316	$256,316	$256,316

4.	Property and equipment:

Property and equipment at December 31, 2005, 2004 and 2003 are as follows:

	2005	2004

Furniture and equipment	$2,904,519	$2,481,648
Computer hardware and software	614,171	757,832
Leasehold improvements	52,765	52,765
	3,571,455	3,292,245
Less accumulated depreciation and amortization	(2,493,653)	(1,969,508)

	$1,077,802	$1,322,737

The amounts above include equipment under capital leases with a gross carrying value of approximately $302,000 at December 31, 2005 and 2004, and accumulated depreciation of approximately $157,000 and $99,000 at December 31, 2005 and 2004, respectively.

The 2004 amount above include long-lived assets of $158,914 located in London, England consisting primarily of computer hardware and software. The Company disposed of the assets during 2005.

Depreciation expense was $518,607 and $547,534, respectively, for the years ended December 31, 2005 and 2004.

5.	Goodwill, intangible and other assets:

At December 31, 2005 and 2004, goodwill was $5,636,000, none of which is deductible for income tax purposes based on the tax structuring of the acquisition of Chex by Equitex in December 2001. In addition, intangible assets are not deductible for income tax purposes based on the tax structuring of the acquisition of Chex by Equitex. Intangible and other assets are as follows:

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

5.	Goodwill, intangible and other assets (continued):

	2005			2004
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	Carrying	Accumulated	carrying
	amount	Amortization	amount	Amount	amortization	amount

Casino contracts	$4,300,000	$2,549,440	$1,750,560	$4,300,000	$1,949,440	$2,350,560
Non-compete agreements	350,000	291,300	58,700	350,000	227,300	122,700
Customer lists	250,000	250,000		250,000	250,000
Trade names	100,000		100,000	100,000		100,000

Total intangible assets	5,000,000	3,090,740	1,909,260	5,000,000	2,426,740	2,573,260
Loan costs	641,625	387,431	254,194	637,625	125,515	512,110
Other assets	20,448		20,448	20,248		20,248

	$5,662,073	$3,478,171	$2,183,902	$5,657,873	$2,552,255	$3,105,618

Casino contracts represent the Company’s renewable agreements with Native American owned gaming establishments to operate in those establishments for initial terms of one to five years. Casino contracts have historically been renewed by gaming establishments and are amortized using the straight-line method over seven years. The non-compete agreements with members of management are amortized using the straight-line method over five years. Customer lists relate to core customers that rely on the use of the Company’s facilities and have been fully amortized. Trade names consist of the Chex Services and Fast Funds names, which are believed to be readily identified and known in the marketplace by customers. Trade names are considered to have an indefinite life and are therefore not amortized. Other assets primarily represent long-term deposits and deferred loan costs.

Loan costs are amortized over the terms of the related loans, which range from nine to forty-five months.

Aggregate amortization expense for intangible assets was $664,000, $735,400 and $740,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Effective January 31, 2006, the Company sold substantially all of its operating assets in connection with the Asset Sale and accordingly, subsequent to January 31, 2006, the Company will have no further amortization expense on the intangible assets. Estimated amortization expense for intangible assets for January 2006 is $55,000.

6.	Convertible promissory notes, notes payable and long-term debt:

Convertible promissory notes, notes payable and long-term debt at December 31, 2005 and 2004, consist of the following:

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

6.	Convertible promissory notes, notes payable and long-term debt (continued):

	2005	2004

Convertible promissory notes:

Convertible promissory notes; interest at 9.5%, net of discounts [A]	$1,162,500	$185,335

Notes payable:

Notes payable to individuals; interest rates ranging from 9% to 15%; interest and principal payable monthly or quarterly; the notes are unsecured and mature on various dates through December 2006; the notes are subject to repayment with ninety days notice at the option of the holder; subsequent to December 31, 2005, through March 29, 2006, the Company repaid approximately $6.5 million of these notes payable	$11,301,497	$11,402,602

Long-term debt:

Note payable to Equitex, net of discount [B]	$3,496,559	$3,989,446

Convertible promissory notes; interest at 5% [C]	200,000	200,000

Obligations under capital leases; imputed interest rates ranging from 6.5% to 7%; due at various dates through October 2007; collateralized by equipment	84,247	169,787
	3,780,806	4,359,233
Less current portion	(2,141,475)	(1,315,217)

Long-term debt, net of current portion	$1,639,331	$3,044,016

The weighted average interest rate on short-term borrowings was 10.2%, 10.5% and 9.8% in 2005, 2004 and 2003, respectively.

Aggregate maturities of long-term debt for each of the following succeeding years are as follows:

Year	Amount
2006	$2,141,475
2007	1,639,331

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

6.	Convertible promissory notes, notes payable and long-term debt (continued):

[A]
In December 2004, FFFC closed on $1,774,064 of unsecured convertible promissory notes (the “Convertible Notes”) with various note holders (the “Holders”). The Convertible Notes carry a stated interest rate of 9.5% per annum, had a 9-month term and are convertible at the Holders’ option, including any unpaid interest, into shares of FFFC common stock at $1.00 per share for a three-year period commencing on the due date. During the year ended December 31, 2005, the Company repaid $611,564 of these notes and subsequent to December 31, 2005, the Company has repaid an additional $862,500. The Company and Equitex are currently in negotiations to settle the remaining $300,000 (which are past due and are due on demand) of the Convertible Notes. Such settlement may include the issuance of Equitex common stock and warrants. The Holders also received warrants to purchase 1,774,064 shares of FFFC common stock at an exercise price of $2.00 per share.

The proceeds from the Convertible Notes have been allocated between the estimated fair value of the warrants and the beneficial conversion features based on their respective estimated fair values. The warrants were valued at approximately $113,100 based upon the Company’s assumption that the market interest rate for a similar convertible note without the warrants and the beneficial conversion features would be approximately 18%. Therefore $113,100 of the total proceeds was allocated to the warrants. The Company reduced the carrying value of the Convertible Notes for this amount, with an offset to additional paid-in capital, and amortized this discount as additional interest expense over the nine-month term of the Convertible Notes. Accordingly, $100,965 and $12,135 is included in interest expense for the years ended December 31, 2005 and 2004, respectively. The beneficial conversion features were valued at $1,660,967, as the intrinsic value of the beneficial conversion features is limited to the total amount of the proceeds received, net of the amount allocated to the warrants. The Company reduced the carrying value of the Convertible Notes for this amount, with an offset to additional paid-in capital, and amortized this discount as additional interest expense over the nine-month term of the Convertible Notes. Accordingly, $1,487,767 and $173,200 is included in interest expense for 2005 and 2004, respectively.

The Company also paid $137,925 to advisory firms in connection with the transaction, which was recorded as deferred loan costs and was amortized over the nine-month term of the Convertible Notes. Accordingly, $123,664 and $14,261 is included in general and administrative expense for 2005 and 2004, respectively.

[B]
In March 2004, Equitex closed on $5,000,000 of convertible promissory notes (the "Notes") with two financial institutions (the "Lenders"). The proceeds from the Notes were forwarded to Chex. The Notes carry a stated interest rate of 7% per annum and have a 45-month term. Interest-only payments were due and paid from April 2004 through June 2004. Beginning in July 2004, principal and interest payments amortize over the remaining 42-month period. The Notes are senior to all other debt of the Company and are collateralized by all assets of Chex as defined in the security agreement. In connection with the closing, Equitex entered into a $5,000,000 secured promissory note (the “Chex Note”) agreement with Chex. Interest and payment terms of the Chex Note are identical to those set forth in the Notes.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

6.	Convertible promissory notes, notes payable and long-term debt (continued):

The Notes are convertible into common stock of Equitex, and Equitex has the right to make any monthly payment of principal and interest in shares of its common stock. Any payments made by Equitex in shares of its common stock are to be issued based on 85% of the average bid price for 20 trading days prior to the payment due date. During 2005 Chex made five monthly loan payments due to Equitex directly to the Lenders. For the seven other monthly payments, Equitex issued a total of 207,141 shares of its common stock valued at $863,840 as partial payments for those months and Chex paid a total of $78,152 directly to the Lenders, resulting in full payments of the monthly amounts due to the Lenders. Since Chex did not make the required payments under the Equitex note, it was in default. However, Chex received a waiver of default from Equitex on March 9, 2006 notifying the Company that Equitex agreed to waive any event of default resulting from the failure by Chex to make the specified payments. In January 2006, FFFC issued 4,717,344 shares of its common stock to Equitex in exchange for the outstanding balance and accrued interest in the aggregate amount of $3,905,961.

The Lenders also received warrants to acquire up to 133,334 shares of Equitex's common stock at an exercise price of $9.00 per share. In June 2004, Equitex reduced the exercise price of these warrants to $7.65. In August 2004, Equitex reduced the exercise price of these warrants to $4.26. These warrants, inclusive of the additional allocation resulting from the reduced exercise prices, were valued at $461,200 based upon the Black-Scholes option-pricing model, and therefore $461,200 of the total proceeds were allocated to the warrants, resulting in an imputed interest rate of 7.5%. Equitex allocated the value of these warrants to Chex; therefore, the Company reduced the carrying value of the Notes for this amount and is amortizing the discount to interest expense over the 45-month term of the Note. Accordingly, Chex has recorded $126,456 and $92,367 as interest expense for 2005 and 2004, respectively.

In addition, in March 2004, warrants to acquire up to 50,000 shares of Equitex’s common stock were issued to an advisory firm in connection with the transaction. These warrants were valued at $164,700 based upon the Black-Scholes option-pricing model. The Company also paid cash of $320,000 for legal services and finders' fees in connection with the transaction. Equitex allocated the value of these warrants to Chex. The cash paid and the values of these warrants were recorded as deferred loan costs and the Company is amortizing these costs over the 45-month term of the Notes. Accordingly, $129,252 and $107,710 is included in general and administrative expense for 2005 and 2004, respectively.

[C]
In connection with the June 7, 2004 Merger Agreement, the Company received $400,000 in exchange for convertible promissory notes. The notes are convertible into 4,000,000 shares ($0.10 per share) of FFFC common stock upon the occurrence of certain future events, and bear interest at 5% per annum. Unless converted, any outstanding balance of principal and interest is due in April 2007. On June 29, 2004, an agreement between Chex and the financial advisor was executed (Note 7). As a result, 25% ($100,000) of the notes were converted into 1,000,000 shares of FFFC common stock. An additional 25% ($100,000) was converted in August 2004 upon an independent director being added to the FFFC board of directors and the satisfaction of certain other criteria. The remaining 50% ($200,000) is to convert into 2,000,000 shares of FFFC common stock upon FFFC's execution of a definitive merger agreement or acquisition of an entity having not less than $10,000,000 in revenue.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

6.	Convertible promissory notes, notes payable and long-term debt (continued):

The conversion of the notes are deemed to be beneficial as the notes convert to common stock of FFFC at $0.10 per share (the estimated fair value of FFFC's common stock was determined to be $1.00 per share on the date of closing). The intrinsic value of the beneficial conversion feature is limited to the amount of the proceeds allocated to the convertible notes; therefore the value of the convertible feature was determined to be $400,000. In connection with each of the conversions of a 25% portion of the notes to common stock, the Company recorded an additional $100,000 of interest expense related to the beneficial conversion feature. Accordingly, $200,000 has been recorded as additional interest expense during the year ended December 31, 2004. As the remaining 50% of the conversion feature is contingent upon the occurrence of future events, it will be recorded in earnings when converted. The Company and Equitex are in negotiations, which may include the issuance of Equitex common stock to satisfy the remaining $200,000 and its conversion rights.

Checks issued in excess of cash balance:

The Company’s credit card cash advance and check cashing business results in timing differences between funds availability and funding commitments. These timing differences result in book deficits in select bank accounts, which do not have a right of offset, which have been classified as a liability at December 31, 2005, totaling $1,105,379.

7.	Commitments and contingencies:

Casino contracts:

Through the completion of the Asset Sale on January 31, 2006, the Company operated at a number of Native American owned gaming establishments under contracts requiring the Company to pay a rental fee to operate at the respective gaming locations. Occasionally, these agreements require the Company to prepay a negotiated amount of such anticipated fees. Typically, the gaming establishment earns the fees over the life of the contract based on one of the following scenarios:

•	A minimum amount as defined in the contract.
•	A dollar amount, as defined by the contract, per transaction volume processed by the Company.
•	A percentage of the Company’s profits at the respective location.
•	The greater of the monthly amount, dollar amount per transaction volume or percent of the Company’s profits payable at the end of the contract term.

As of December 31, 2005 and 2004, the Company has recorded $12,348 and $268,929, respectively, of prepaid contingent rent on casino contracts and has recorded $694,441 and $574,516, respectively, of accrued liabilities on casino contracts.

Pursuant to the contracts, the Native American owned casinos have not waived their sovereign immunity, accordingly, such contracts may not be enforceable in the event of a dispute.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

7.	Commitments and contingencies (continued):

Employee benefit plan:

In 2003, the Company adopted a 401(k) retirement plan (the “Plan”). Eligible employees are able to contribute a portion of their compensation to the Plan, subject to an annual Internal Revenue Service deferral limit. Employee contributions are 100% vested when made. Company contributions are discretionary. During 2005 the Company made matching contributions of 100% on the first 2% on employee deferrals. During 2004 and 2003, the Company made matching contributions of 100% on the first 3% of employee deferrals and 50% on employee deferrals between 3% and 5%. Contribution expense was approximately $35,000, $83,000 and $88,000 for 2005, 2004 and 2003, respectively.

Executive compensation:

In July 2005, the Company’s Board of Directors authorized a proposal for a stock based compensation plan (the “Plan”) for the Company’s CEO. In August 2005, the Board of Directors retained an independent consultant to review the Plan for reasonableness. As a result of that review, in September 2005, the Board of Directors approved the Plan, which consists of the following: i) a warrant to purchase up to 125,000 shares of the Company’s $.001 par value common stock for three years at an exercise price of $1.81 per share (the 10 day average market price of the stock from the date of the proposal); ii) a number of shares of common stock of the Company based on 5% of the increase in the market value of the Company’s common stock on an annual basis; and, iii) a grant of 125,000 options under FFFC’s 2004 Stock Option Plan. Each option has an exercise price of $1.10 (the market value of the common stock on the date of grant) with an expiration of September 2015. No expense was required to be recorded for 2005 under the Plan.

Board of director’s compensation:

In September 2005 the Board of Directors also authorized a new compensation plan for the Company’s four directors, which includes the grant of 30,000 options to each director on an annual basis, as well as annual compensation of $25,000 to each director, to be paid monthly. In September 2005, 60,000 options were granted to each director under the plan with an exercise price of $1.10 (the market value of the common stock on the date of the grant) and cash compensation of approximately $29,200 was paid to each director during the year ended December 31, 2005. As a result, $150,000 is included in selling, general and administrative expenses for 2005 and $33,200 is included in accrued expenses as of December 31, 2005, which was paid in February 2006. Additionally, the Company’s secretary was granted 20,000 options at $1.10 per share (the market value of the common stock on the date of the grant).

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

7.	Commitments and contingencies (continued):

Independent sales agreement:

In September 2005, the Company entered into an Independent Sales Agreement (“ISA”) to compensate a third party and a director to obtain extensions and/or assignments of certain customer contracts as part of its discussions with third parties regarding possible transactions with the Company or Chex. In consideration for the services to be provided in obtaining the extensions and/or amendments, the Company has agreed to pay up to $500,000. Per the ISA, the $500,000 is to be earned immediately upon obtaining each extension and/or assignment, should a transaction be consummated. In February 2006 in conjunction with the sale of assets, the Company paid $200,000 cash and $250,000 of Equitex common stock in full settlement of the ISA. Equitex issued the shares of common stock based on a 15% discount to the ten day average closing price preceding the settlement. The discount was valued at $44,118. In February 2006, the Company reimbursed Equitex $294,118 in cash (the market value of the common stock issued).

Litigation:

In April 2004, the Company and Equitex executed a settlement agreement related to a dispute in litigation with Cash Systems, Inc. (“Cash Systems”) pursuant to which the Company paid Cash Systems $125,000 for expenses related to an Agreement and Plan of Merger (“APM”), which was terminated in December 2003. As part of the settlement agreement, Cash Systems paid Chex approximately $476,000 for commissions owed to Chex by Cash Systems. In April 2004, both the Company and Cash Systems agreed to mutually release each other from further liability related to the APM and the Seminole Tribe termination in January 2004; however, the Company retained the right to legal action against Native American Cash Systems Florida, Inc. (NACSF), Native American Cash Systems, Inc. (NACS) and its President, for the wrongful termination of the Seminole Tribe casino contracts. In February 2005, Equitex and Chex reached a tentative settlement agreement with NACSF, NACS and its President under which all the parties agreed to dismiss their claims against each other and exchange mutual releases. On March 6, 2006, Chex filed a Motion to Enforce Settlement and on March 15, 2006, the Motion to Enforce Settlement was approved by the Court, and all claims asserted in the lawsuit have been dismissed with prejudice.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on consolidated results of operations, financial position or cash flows of the Company. Accordingly, no provision has been made for any estimated losses with regard to such matters.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

7.	Commitments and contingencies (continued):

Consulting agreements:

In May 2004, Chex entered into a consulting agreement with a financial advisor to provide assistance in the placement of debt or equity financing with prospective investors and facilitating future merger, acquisition and strategic partnerships on behalf of the Company. The term of the agreement is two years and requires the Company to pay a total of $240,000 to the financial advisor for services in monthly installments of $10,000. Additionally, the advisor is to receive an additional fee if the advisor is successful in completing a debt or equity financing for or on behalf of the Company. Pursuant to the agreement and in connection with the December 2004 closing on $1,774,064 of convertible promissory notes issued by FFFC, the advisory firm earned additional fees of $101,925. The Company paid $62,000 of the fee and recorded a liability of $39,925 as of December 31, 2004 to the advisory firm, which was paid in February 2005.

8.	Income taxes:

The operations of the Company for periods subsequent to its acquisition by Equitex and through August 2004, at which time Equitex’s ownership interest fell below 80% are included in consolidated federal income tax returns filed by Equitex. Subsequent to August 2004 and through January 29, 2006 the Company will file a separate income tax return. As of January 30, 2006, Equitex’s ownership interest again exceeded 80% and the operations of the Company will be included in a consolidated federal income tax from the date forward. For financial reporting purposes, the Company’s provision for income taxes has been computed on a basis as if the Company filed a separate income tax return for each year presented. For periods subsequent to the Equitex acquisition, the Company did not make any federal tax payments. Rather, calculated federal tax liabilities that would have been owed by the Company were recorded as a contribution of capital from Equitex through December 31, 2004.

During the quarter ended June 30, 2004, management assessed the realization of its deferred tax assets. Based on this assessment, it was determined to be more likely than not that the Company's deferred tax assets will not be realizable, and the Company determined that a valuation allowance was required. Accordingly, the Company's valuation allowance was increased by $473,000 at that time, which was offset by an increase to the provision for income taxes of the same amount.  At December 31, 2004, it was determined by management to be more likely than not that the Company's deferred tax assets were not realizable, and therefore, net deferred tax assets remained fully allowed for.

At December 31, 2005, management reassessed the realization of its deferred tax assets. Based on this assessment and considering the Asset Sale, it was determined that the Company would be able to utilize its deferred tax assets, therefore, the valuation allowance was reduced by $1,874,000 during the fourth quarter of 2005, offset by the recognition of a deferred tax liability of $2,867,000 related to the carrying value of intangible assets and goodwill, which is not deductible for tax purposes.

Income tax expense for the years ended December 31, 2005, 2004 and 2003, is as follows:

	2005	2004	2003
Current:
Federal			$87,000
State	$28,506	$48,889	38,000

	28,506	48,889	125,000

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

8.	Income taxes (continued):

	2005	2004	2003
Deferred:
Federal	2,235,000		54,000
State	276,000		8,000
Valuation allowance	(1,518,000)	473,000	-

	993,000	473,000	62,000

	$1,021,506	$521,889	$187,000

The following is a summary of the Company’s deferred tax assets and liabilities at December 31, 2005 and 2004:

	2005	2004
Deferred tax assets - current:
Net operating loss carryforwards	$1,678,000
Allowance for losses on notes receivable	174,000
Other	22,000
	1,874,000

Deferred tax assets (liabilities) - long-term:
Net operating loss carryforwards			$917,000
Allowance for loan losses			601,000
Goodwill and intangible assets	(2,867,000)

Net deferred tax (liability) asset	(993,000)		1,518,000

Less valuation allowance			(1,518,000)

Total deferred tax (liability) assets, net	$(993,000)	$

A reconciliation between the expected tax expense (benefit) computed at the federal income tax rate of 34% and the effective tax rate for the years ended December 31, 2005, 2004 and 2003, respectively, are as follows:

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

8.	Income taxes (continued):

	2005	2004	2003
Statutory federal income tax rate	(34%)	(34%)	(34%)
State taxes, net of federal income tax	(4%)	(4%)	(4%)
Effect of change in valuation allowance	(31%)	50%	98%
Non deductible expenses and other	31%
Recognition of tax liability related to goodwill and intangible assets	59%

	21%	12%	60%

At December 31, 2005, the Company had net operating loss carryforwards for federal income tax purposes of approximately $4,416,000, expiring at various dates through 2025.

9.	Stockholders’ equity:

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

In April 2005, the Company issued 100,045 shares of commons tock upon the cashless exercise of warrants to purchase 102,000 shares.

Stock options:

In July 2004, FFFC’s board of directors authorized the 2004 Stock Option Plan (the “Plan”). The Company has reserved up to 1,800,000 shares of Company common stock to be issued under the Plan. During the year ended December 31, 2005, the Company granted 385,000 options to officers and directors. Included in the options issued were options to purchase 20,000 shares of the Company’s common stock at $1.10 per share to a non-employee officer of the Company for services. The options were valued at approximately $9,500 and the amount was recorded as stock based compensation expense during the year ended December 31, 2005.

Investment in parent:

At December 31, 2005, 2004 and 2003, the Company has an investment in common stock of Equitex. This investment is presented as a component of stockholders’ equity at cost in a manner similar to that of treasury stock. The following table summarizes the activity of this investment.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

9.	Stockholders’ equity (continued):

Investment in parent (continued):

	2005		2004		2003

	Shares	Cost	Shares	Cost	Shares	Cost
Common stock:
Beginning balances	86,486	$308,488	221,453	$611,680	63,751	$216,714
Shares purchased			17,250	113,625	87,500	312,050
Shares received upon Equitex conversion of preferred stock and unpaid dividends					274,535	658,884
Shares sold	(82,308)	(293,583)	(228,050)	(745,247)	(204,333)	(575,968)
Shares returned to Chex in exchange for stock subscription receivable			83,333	350,000
Shares distributed to third parties on behalf of Equitex in exchange for an Equitex receivable			(7,500)	(21,570)
Ending balances	4,178	$14,905	86,486	$308,488	221,453	$611,680

	2005		2004		2003

	Shares	Cost	Shares	Cost	Shares	Cost
Preferred stock:
Beginning balance					650	$650,000
Shares converted to common stock					(650)	(650,000)
Ending balances

Total	4,178	$14,905	86,486	$308,488	221,453	$611,680

Sales of Equitex common stock are removed from the financial statements at the weighted average cost of the total shares outstanding, and the difference between the sales price and cost of the shares sold is classified as additional paid-in capital. The Company sold 82,308 and 228,050 shares of Equitex common stock for cash proceeds of $243,833 and $352,004, respectively, during the years ended December 31, 2005 and 2004.

On January 5, 2005, pursuant to Equitex’s annual meeting of its stockholders, the stockholders approved a one share for six shares (1 for 6) reverse split of its common stock. After the reverse split, Equitex has approximately 8.5 million shares outstanding at December 31, 2005. In all instances, the number of shares of Equitex common stock owned by the Company have been retroactively restated to reflect the reverse split.

Notes, advances and interest receivable from related parties:

Chex has notes receivable due from Equitex and Denaris under various loan agreements. In addition, Chex has made advances to Equitex and Denaris to fund their operations. In accordance with SEC SAB No. 79, Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lessor Business Components of Another Entity, certain expenses paid by Chex on behalf of Equitex have been debited (charged) to the receivables. General and administrative expenses, the fair value of warrants issued to purchase Equitex common stock and deferred loan costs allocated by Equitex to Chex totaling

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

9.	Stockholders’ equity (continued):

Notes, advances and interest receivable from related parties (continued):

$716,900 for 2004, and general and administrative expenses of $303,000 and income taxes payable offset with Equitex’s losses totaling $87,000 for 2003 have been credited to additional paid-in capital as a contribution of capital by Equitex. These transactions include the allocation of certain operating expenses from Equitex to Chex, as well as certain capitalized costs relating to the $5,000,000 promissory note that have been allocated from Equitex to Chex.

At December 31, 2003, the Company offset income taxes that would have been payable on a separate return basis of $535,000 against notes and advances due from Equitex. During 2003 Equitex forgave payment of the $535,000 by Chex to Equitex. Therefore, notes and advances due from Equitex were increased by $535,000, with an offset credit to additional paid-in capital in 2003 to account for this transaction as a contribution of capital by Equitex.

The following table summarizes the activity in these accounts for 2005, 2004 and 2003.

	2005	2004	2003

Beginning principal balances	$4,189,816	$1,944,785	$540,760
Cash advances		1,125,000	1,111,655
Cash repayments			(595,000)
Capital contribution for 2002 income taxes			535,000
Amount due from Equitex under indemnification	1,815,352
Purchase by Chex of FFFC warrant owned by Equitex	(47,500)
Issuance of Equitex common stock to third party for settlement of Chex obligation	(95,153)
Chex cash disbursements and accounts payable allocated to Equitex and Denaris	208,270	332,833	352,370
Reclassification of other receivable due from Denaris		250,512
Reclassification of notes receivable from an officer of Chex		485,936
Distribution of Equitex common stock held by Chex to third parties in exchange for receivable from Equitex		50,750
	6,070,785	4,189,816	1,944,785
Interest receivable, including reclassification of interest from	919,915	553,461	166,483

Ending balances	$6,990,700	$4,743,277	$2,111,268

The above balances are presented as a reduction of stockholders’ equity on the accompanying consolidated balance sheets. The principal balance at December 31, 2005, 2004 and 2003 are as follows:

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

9.	Stockholders’ equity (continued):

Notes, advances and interest receivable from related parties (continued):

	2005	2004	2003

Equitex	$4,480,490	$2,616,118	$1,107,535
Denaris	1,104,359	1,087,762	837,250
Chex officer	485,936	485,936

	$6,070,785	$4,189,816	$1,944,785

The Denaris receivables at December 31, 2005, 2004 and 2003 are in the form of promissory notes and advances, $325,000 of which bear interest at 10% per annum and $512,250 which bear interest at 12% per annum. The notes are collateralized by a pledge by Equitex of 166,667 shares of Equitex common stock. The Equitex receivables are in the form of promissory notes and advances, which bear interest at 10% per annum. Included in the Equitex receivable is $1,596,111 due from Equitex under an indemnification agreement related to the iGames litigation and $219,241 is for legal fees allocated to Equitex related to the iGames litigation. In 2004 the Chex officer receivable was reclassified from notes receivable. In March 2006 Equitex agreed to issue 1,200,000 shares of Equitex common stock in full settlement of amounts due from Equitex and Denaris. The notes receivable from an officer of Chex are due on demand and the Company is no longer accruing interest on these notes due to non performance and related uncertainty as to collection. The notes are collateralized by unregistered shares of Equitex common stock.

During 2005, FFFC acquired 75,000 FFFC warrants to purchase FFFC common stock from Equitex. The warrants were acquired for $97,500, of which $50,000 was paid to Equitex in cash. FFFC reduced its receivable from Equitex for the remaining $47,500. The warrants were originally issued to Equitex in connection with the June 7, 2004 Merger Agreement and have an exercise price of $0.10 per share. FFFC distributed these warrants during 2005, in connection with previous sales by FFFC of Equitex common stock FFFC owned.

In conjunction with the Asset Sale, the Chex officer signed a five-year non-compete agreement with the buyer and also signed a release, waiving his right to any future commissions that he was previously entitled to. The Company agreed to compensate the officer $100,800 annually, over the five-year term of the non-compete agreement. Such compensation is to be applied to reduce the loan receivable from the officer. If the officer breaches his non-compete agreement, the officer is no longer entitled to compensation and will be liable for any amount remaining on the loan.

Stock subscription receivable:

In December 2003, Chex sold 166,667 shares of Equitex common stock in exchange for $200,000 cash and an $800,000 promissory note. The note is presented as a reduction of stockholders’ equity at December 31, 2004. The note had an interest rate of 7% per annum and was originally payable in three installments of principal and interest through June 30, 2004. The promissory note was collateralized by a pledge agreement, which granted Chex a security interest in up to 700,000 of the purchased shares. A payment of $200,000 was received during the year ended December 31, 2004.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

9.	Stockholders’ equity (continued):

Stock subscription receivable (continued):

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

In August 2004, the Company issued 40,000 shares of FFFC common stock to a convertible note holder in exchange for a stock subscription receivable. In February 2005, 15,000 of the shares were returned to the Company, reducing the stock receivable.

10.	Business concentrations:

The Company’s operations are not concentrated in any specific geographic region, but are tied to the Native American gaming industry. The Company generated its fee income from contracts with Native American Tribes for the years ended December 31, 2005, 2004 and 2003, as follows:

	Number of locations			Percent of fees
	2005	2004	2003	2005	2004	2003

Native American Tribe A	3	2	2	21%	22%	16%
Native American Tribe B	3	3	1	9%	11%	9%
Native American Tribe C	-	-	5	-	-	23%
Native American Tribe D	3	3	2	11%	13%	10%
	9	8	10	41%	46%	58%

[A]	Effective January 2004, the contract with the Native American Tribe C, was terminated.

11.	Selected quarterly financial data (unaudited):

Selected unaudited quarterly financial data for the years ended 2005 and 2004 is summarized as follows:

	2005 quarters

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$4,414,143	$4,572,406	$4,980,376	$4,564,216

Location gross margin	1,171,404	1,149,775	1,337,159	1,096,796
Net loss	(1,230,333)	(1,287,333)	(1,352,056)	(2,036,625	) (a)
Basic and diluted loss per common share	(0.12)	(0.12)	(0.13)	(0.19)

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

11.	Selected quarterly financial data (unaudited) (continued):

	2004 quarters

	First	Second		Third	Fourth
	Quarter	Quarter		Quarter	Quarter

Revenues	$3,463,103	$3,458,260		$4,308,684	$4,003,688

Location gross margin (b)	1,032,203	910,551		1,063,714	935,757
Net loss	(296,032)	(1,694,194	) (c)	(815,244)	(1,982,524	) (d)
Basic and diluted loss per common share (e)	(0.04)	(0.22)		(0.08)	(0.20)

(a)	Includes a decrease in the valuation allowance for deferred tax assets of $1,874,000 offset by the recognition of a deferred tax liability of $2,867,000 due to the Asset Sale.

(b)	Certain amounts have been reclassified to be consistent with the 2005 presentation.

(c)	Includes an increase in the valuation allowance for deferred tax assets of $473,000 and $252,000 of stock-based compensation.

(d)	Includes $236,500 recorded as a valuation allowance on a note receivable and $173,200 recorded as interest expense for beneficial conversion features on convertible promissory notes.

(e)	The sum of earnings per share for the four quarters may differ from the annual earnings per share due to the required method of computed weighted average number of shares in the respective periods.