Form 10-Q
period 2006-03-31
FASTFUNDS FINANCIAL CORP
filed 2006-05-15
CIK 779956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to_________

Commission File No. 333-1026-D

FASTFUNDS FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Nevada	87-0425514
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11100 Wayzata Boulevard, Suite 111
Minnetonka, Minnesota 55305
(Address of principal executive offices) (Zip code)

(952) 541-0455
(Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. ☒Yes  ☐No

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Large Accelerated Filer ☐,	Accelerated Filer ☐,	Non-Accelerated Filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b.2 of the Exchange Act). ☐Yes ☒No

Number of shares of common stock outstanding at May 12, 2006: 15,294,473

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,169,261	$8,273,253
Accounts receivable, net	39,283	163,044
Prepaid and other assets	31,724	387,994
Deferred tax assets		1,874,000
Current portion of notes, advances and interest receivable, including
related parties of $5,000,000 (2006) and $25,461 (2005) (Note 3)	5,050,000	75,461

Total current assets	11,290,268	10,773,752

Notes and interest receivable, related parties (Note 3)	273,515	268,390
Property and equipment, net	22,355	1,077,802
Intangible and other assets, net	25,649	2,183,902
Goodwill		5,636,000

	321,519	9,166,094

	$11,611,787	$19,939,846

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Checks issued in excess of cash in bank	$18,475	$1,105,379
Accounts payable	759,183	430,873
Accounts payable, parent company (Notes 4, 5 and 7)	2,313,171
Accrued expenses	1,307,589	2,353,060
Convertible and other promissory notes and current portion of long-term
debt, including related party of $100,000 (2006) (Note 4)	5,287,061	14,605,472

Total current liabilities	9,685,479	18,494,784

Long-term debt, net of current portion (Note 4)		1,639,331
Deferred tax liability		2,867,000

		4,506,331

	9,685,479	23,001,115

Commitments and contingencies (Notes 4 and 5)

Stockholders' equity (deficiency) (Note 6):
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding
Common stock, $.001 par value; 250,000,000 shares authorized;
15,294,473 (2006) and 10,513,672 (2005) shares isssued and outstanding	15,295	10,514
Additional paid-in capital	19,502,530	14,812,356
Stock subscription receivable	(135,000)	(135,000)
Investment in parent company	(6,158,905)	(14,905)
Notes, advances and interest receivable, related parties	(978,769)	(6,990,700)
Accumulated deficit	(10,318,843)	(10,743,534)

Total stockholders' equity (deficiency)	1,926,308	(3,061,269)

	$11,611,787	$19,939,846

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

	2006	2005

Fee revenue	$2,011,956	$4,414,143

Location expenses:
Fees to casinos	557,415	1,495,591
Salaries and benefits	303,489	795,417
Processing fees	214,361	403,961
Returned checks	24,856	214,058
Other	133,049	333,712

Total location expenses	1,233,170	3,242,739

Location gross margin	778,786	1,171,404

Selling, general and administrative	2,307,945	1,435,179

Loss from operations	(1,529,159)	(263,775)

Other income (expense):
Gain on sale of assets (Note 1)	4,145,835
Interest expense, including related party interest of $17,533 (2006)
and $77,509 (2005)	(1,276,340)	(1,056,438)
Interest income, including related party interest of $29,781 (2006)
and $97,795 (2005)	112,355	97,880

Total other income (expense)	2,981,850	(958,558)

Income (loss) before income taxes	1,452,691	(1,222,333)
Income tax expense (Note 7)	(1,028,000)	(8,000)

Net income (loss)	$424,691	$(1,230,333)

Basic net income (loss) per share	$0.03	$(0.12)

Diluted net income (loss) per share	$0.03	$(0.12)

Weighted average number of common shares outstanding:
Basic	13,718,500	10,421,794

Diluted	14,960,904	10,421,794

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)

	Common stock		Additional paid-in	Stock subscription	Investment in parent	Notes, advances and and interest receivable,	Accumulated	Total stockholders' equity
	Shares	Amount	capital	receivable	company	related parties	deficit	(deficiency)

Balances, January 1, 2006	10,513,672	$10,514	$14,812,356	$(135,000)	$(14,905)	$(6,990,700)	$(10,743,534)	$(3,061,269)

Issuance of common stock upon cashless
exercise of warrants (Note 6)	63,457	64	(64)					-

Increase in notes, advances, and interest
receivable due from related parties, net (Note 6)						(132,069)		(132,069)

Warrants issued for services (Note 6)			355,000					355,000

Conversion of parent company note and interest
payable to common stock	4,717,344	4,717	4,335,238					4,339,955

Receipt of parent company common stock in
satisfaction of notes, advances and interest
receivable (Note 6)					(6,144,000)	6,144,000

Net income							424,691	424,691

Balances, March 31, 2006	15,294,473	$15,295	$19,502,530	$(135,000)	$(6,158,905)	$(978,769)	$(10,318,843)	$1,926,308

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

	2006	2005

Net income (loss)	$424,691	$(1,230,333)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Provision for (recovery of) losses on note receivable, including bad debt
expense	299,794	(90,000)
Depreciation and amortization	495,991	383,954
Stock-based compensation for services	507,407
Non-cash interest expense	824,136	31,614
Amortization of discount on convertible promissory notes payable
related to beneficial conversion features		596,380
Deferred income tax expense	1,020,000
Gain on sale of assets (Note 1)	(4,145,835)
Decrease (increase) in operating assets, net of asset sale (Note 1):
Accounts receivable	123,761	427,659
Interest and other receivables	(12,983)	(97,797)
Prepaid and other assets	(11,018)	129,927
Increase (decrease) in liabilities:
Accounts payable	398,110	(132,929)
Accrued expenses	(878,446)	152,953

Net cash (used in ) provided by operating activities	(954,392)	171,428

Cash flows from investing activities:
Purchases of property and equipment		(89,922)
Repayments on notes receivable	25,461	1,080
Advances on notes receivable	(5,000,000)	(1,080)
Proceeds received from asset sale, net of costs (Note 1)	12,712,784

Net cash provided by (used in) investing activities	7,738,245	(89,922)

Cash flows from financing activities:
Decrease in checks issued in excess of cash in bank	(1,086,904)
Borrowings on notes and loans payable	400,000	460,000
Repayments on notes and loans payable	(7,776,936)	(529,000)
Repayments on long-term debt		(354,363)
Proceeds from sale of parent common stock		243,833
Payment of deferred loan costs		(4,000)
Notes and advances to related parties	(424,005)	(3,580)

Net cash used in financing activities	(8,887,845)	(187,110)

(Continued)

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

	2006	2005

Decrease in cash and cash equivalents	$(2,103,992)	$(105,604)
Cash and cash equivalents, beginning of period	8,273,253	8,438,341
Cash and cash equivalents, end of period	$6,169,261	$8,332,737

Supplemental disclosure of cash flow information:

Cash paid for interest	$730,536	$408,688

Cash paid for income taxes	$-	$13,325

Supplemental disclosure of non-cash investing and financing activities:

Return and retirement of common stock in exchange for stock
subscription receivable		$81,000

Conversion of parent company note payable and accrued interest to
common stock	$3,905,960

Receipt of parent company common stock in satisfaction of notes,
advances and interest receivable	$6,144,000

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

1.	Business and organization, basis of presentation, recent events and management’s plans:

Business and organization:

FastFunds Financial Corporation (“FFFC” or the “Company”) is a holding company, and through January 31, 2006, operated primarily through its wholly-owned subsidiary Chex Services, Inc. (“Chex”). As disclosed in the December 31, 2005 Form 10-K, FFFC also has several other non-operating wholly-owned subsidiaries. FFFC and its subsidiaries are referred to as (the “Company”). The Company is a majority-owned subsidiary of Equitex, Inc. (“Equitex” or the “Parent”), a public company listed on the Nasdaq small-cap market. As of March 31, 2006, Equitex owns and controls 81% of the Company’s outstanding common stock.

Chex, a Minnesota corporation, provided financial services prior to the sale of substantially all of Chex’s assets, which primarily consisted of check cashing, automated teller machine (ATM) access, and credit card advances to customers primarily at Native American owned casinos and gaming establishments (the “Asset Sale”).

Basis of presentation:

Unaudited financial statements:

The condensed consolidated balance sheet as of March 31, 2006, the condensed consolidated statements of operations for the three months ended March 31, 2006 and 2005, the condensed consolidated statement of stockholders’ equity (deficiency) for the three months ended March 31, 2006, and the condensed consolidated statements of cash flows for the three months ended March 31, 2006 and 2005, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for all stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (SEC) on April 6, 2006. Due to the sale of substantially all of the Company’s assets in January 2006, the historical results of operations for the three months ended March 31, 2006 are not necessarily indicative of future operating results for the full year.

Recent events:

Asset Sale:

On December 22, 2005, FFFC and Chex entered into an Asset Purchase Agreement (the “APA”) with Game Financial Corporation (“Game”), pursuant to which FFFC and Chex agreed to sell all of its cash access contracts and certain related assets, which represented substantially all the assets of Chex. Such assets also represented substantially all of the operating assets of the Company on a consolidated basis. On January 31, 2006, FFFC and Chex completed the Asset Sale for $14 million pursuant to the APA and received cash proceeds of $13,710,630 ($12,712,784 after certain transaction related costs) and realized a pre-tax book gain of approximately $4 million.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

1.	Business and organization, basis of presentation, recent events and management’s plans (continued):

Recent events (continued)

Asset Sale (continued):

Additionally, FFFC and Chex entered into a Transition Services Agreement  (the “TSA”) with Game pursuant to which FFFC and Chex agreed to provide certain services to Game to ensure a smooth transition of the sale of the cash-access financial services business. Pursuant to the TSA, FFFC and Chex are to provide the necessary services for a minimum of three months and Game is to pay FFFC $150,000 per month. Equitex agreed to serve as a guarantor of FFFC’s and Chex’s performance obligations under the TSA. The TSA will terminate May 19, 2006.

Pro forma information:

The following pro forma information has been prepared assuming the Asset Sale had taken place at the beginning of each of the respective periods. The pro forma information includes adjustments to eliminate substantially all revenues and expenses related to the financial services that the Company provided prior to the Asset Sale. Revenues represent fees pursuant to the TSA.

The pro forma information is not necessarily indicative of the results of operations as they would have been had the transaction been consummated on the assumed date.

	Three months ended March 31,
	2006	2005

Revenues	$450,000	$450,000

Net loss	(3,022,000)	(1,944,000)

Basic and diluted loss per common share	(0.22)	(0.19)

Shares used in per share calculation	13,718,500	10,421,794

Loan to Parent:

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

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

2.	Summary of significant accounting policies:

Management’s plans:

The Company incurred a net loss of $5,906,347 and $4,787,944 for the years ended December 31, 2005 and 2004, respectively. Based on these losses, it was becoming increasingly difficult for the Company to continue to fund its operations and any future growth. Additionally, due to intense competition in the market and the lack of assurance that the Company would be able to obtain renewals of its existing casino contracts, or to obtain contracts with new customers, and the difficulty encountered in attracting and retaining experienced employees, the Company decided to complete the Asset Sale.

Management believes that the Asset Sale and its plans will provide sufficient resources to fund the Company’s 2006 debt payments and working capital needs, which will consist of payment of salaries, rent and utilities necessary to perform under the TSA, and meet its reporting compliance obligations as a SEC issuer, through March 2007.

The Company also evaluates, on an ongoing basis, potential business acquisition/restructuring opportunities that become available from time to time, which management considers in relation to its corporate plans and strategies.

Notes receivable:

The Company has made advances to various third parties, as well as officers, affiliates and employees of the Company under various loan agreements (Notes 3 and 6). The advances made to officers were made prior to the acquisition of Chex by Equitex in December 2001. Certain of these loans are collateralized by Equitex common stock, including registered and unregistered shares. The Company’s allowance for doubtful notes receivable is adjusted based on the value of the underlying collateral among other factors. Due to the level of risk associated with this common stock, it is reasonably possible that change in the value of the common stock will occur in the near term and that such changes could materially affect the value of the collateral underlying the notes. After all attempts to collect a note receivable have failed, the note receivable is written-off against the allowance. Based on management’s evaluation of repayment intentions, and in consideration of SAB topic 4-E regarding receivables due from underwriters, promoters, directors and employers, $485,936 of the total face value amount is presented as a reduction of stockholders equity at March 31, 2006 and December 31, 2005. There is no allowance for doubtful notes receivable at March 31, 2006.

Investment in Parent:

At March 31, 2006 and December 31, 2005, the Company has an investment in common stock of its Parent, Equitex (Note 6). The Company presents its investment in Equitex common stock as a component of stockholders’ equity at cost in a manner similar to treasury stock. This presentation is based upon the Company’s consideration of the provisions of Emerging Issues Task Force (“EITF”) Issue No. 98-2, Accounting by a Subsidiary or Joint Venture for an Investment in the Stock of its Parent Company or Joint Venture Partner. This EITF discusses that in the separate financial statements of a subsidiary; an investment in the common stock of a parent whose only significant asset is its investment in the subsidiary is essentially the same as stock of the subsidiary and should be classified as a reduction to stockholders’ equity.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

2.	Summary of significant accounting policies (continued):

Stock based compensation:

During the first quarter of fiscal 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123 - revised 2004 (“SFAS 123R”) “Share-Based Payment” which replaced Statement of Financial Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APA 25”), “Accounting for Stock Issued to Employees”. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. There were no options granted for the three months ended March 31, 2005 and 2006, and all options granted prior to the adoption of SFAS 123(R) were fully-vested.

The Company has a Stock Option Plan which permits the grant of shares to attract, retain and motivate employees, directors and consultants of up to 1.8 million shares of common stock. Options are generally granted with an exercise price equal to the Company’s market price of its common stock on the date of the grant and vest immediately upon issuance. There were no grants during the three months ended March 31, 2006 or 2005. All options outstanding at March 31, 2006 are fully-vested and exercisable.  A summary of outstanding balances at January 1, and March 31, 2006 is as follows:

		Weighted-	Weighted-	Aggregate
		average	average	intrinsic
	Options	exercise price	remaining life	value

Outstanding at January 1, 2006 and March 31, 2006	385,000	$1.10	9.3 years	$0

Net income (loss) per share:

SFAS No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings or loss per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Income and loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants and common stock underlying convertible promissory notes at March 31, 2006 total 4,807,074. Shares included in dilutive net income per share, using the treasury stock and if-converted methods are 466,281. Also included in the March 31, 2006 diluted net income per share are 190,286 shares based on the stock compensation expense of $184,577 for the Company’s CEO recorded for the three months

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

2.	Summary of significant accounting policies (continued):

Net income (loss) per share (continued):

ended March 31, 2006, utilizing the March 31, 2006 stock price of $0.97. Stock options, warrants, and common stock underlying convertible promissory notes are not considered in the calculation for the three month period ended March 31, 2005, as the impact of the potential common shares, which total 6,243,128 at March 31, 2005, would be to decrease loss per share. Therefore, diluted loss per share for the three months ended March 31, 2005 is equivalent to basic loss per share.

3.	Notes and interest receivable:

Notes and interest receivable at March 31, 2006 and December 31, 2005, consist of the following:

	March 31,	December 31,
	2006	2005

Note receivable from Equitex [A]	$5,000,000	-

Notes receivable; non-interest bearing; net of $256,316 discount; imputed interest rate of 12%; collateralized by mortgages on three parcels of real property in Florida; a valuation allowance of $336,500 has been recorded against this receivable at March 31, 2006 and December 31, 2005	336,500	$336,500

Notes receivable from Equitex 2000, Inc., an affiliate of Equitex	205,000	205,000

Note receivable; interest at 10%; matured November 2005; currently in default	50,000	50,000

Notes receivable from various Chex employees		25,461

	5,591,500	616,961
Interest receivable, related party	68,515	63,390
Less valuation allowance	(336,500)	(336,500)
Less current maturities	(5,050,000)	(75,461)

Notes and interest receivable, long-term	$273,515	$268,390

[A]
On March 14, 2006, the Company and Equitex entered into a Secured Promissory Note (“Note”), Stock Pledge Agreement (“Pledge”) and Profit Participation Agreement (“Profit Participation Agreement”) through which FastFunds loaned to Equitex $5,000,000. The Note is due and payable on March 14, 2007 and accrues interest at 10% per annum payable at three, six and nine months from the issuance date. Pursuant to the Pledge, Equitex has pledged all of its recently acquired shares of HPI to guarantee payment of the Note. As additional consideration for issuance of the Note, the parties executed the Profit Participation Agreement, whereby Equitex granted to FastFunds a profit interest, in the amount of 10% of any net profit derived from the operations of HPI, as defined, during the period in which the Note is outstanding.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

4.	Convertible and other promissory notes and long-term debt:

Convertible and other promissory notes and long-term debt at March 31, 2006 and December 31, 2005, consist of the following:

	March 31,	December 31,
	2006	2005

Convertible promissory notes [A]	$500,000	$1,362,500

Notes payable to individual investors	4,787,061	11,301,497

Note payable to Equitex, net of discount of $242,377 [B]		3,496,559

Obligations under capital leases		84,247

	5,287,061	16,244,803
Less current portion	(5,287,061)	(14,605,472)

Long-term debt, net of current portion	$-	$1,639,331

[A] In December 2004, the Company issued an aggregate of $1,774,064 of unsecured convertible promissory notes (the “Convertible Notes”) with various note holders (the “Holders”). The Convertible Notes carry a stated interest rate of 9.5% per annum, had a nine month original term and were convertible at the Holder’s option, including any unpaid interest into shares of FFFC common stock at $1.00 per share commencing on the due date. The Holders also received warrants to purchase 1,774,064 shares of FFFC common stock at an exercise price of $2.00 per share. Through March 31, 2006, the Company repaid $862,500 of these Convertible Notes. As of March 31, 2006, $300,000 of these notes remains unpaid, were past due and are due on demand. In May 2006, FFFC and Equitex negotiated a settlement regarding the remaining Convertible Notes, whereby Equitex agreed to issue 84,363 shares of its common stock. Additionally, Equitex has agreed to issue warrants to purchase 42,182 shares of common stock at $5.10 per share, expiring three years after the date of issuance.

As of March 31, 2006 and December 31, 2005, the Company also had $200,000 of outstanding convertible promissory notes issued in June 2004. These notes bear interest at 5% per annum, and unless converted, are due in April 2007. The notes are convertible into shares of FFFC common stock at $0.10 per share based on certain criteria. In May 2006, Equitex negotiated a settlement regarding these convertible notes, whereby Equitex has agreed to issue 180,000 shares of its common stock.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

4.	Convertible and other promissory notes and long-term debt (continued):

[B] In March 2004, Equitex issued an aggregate of $5,000,000 of convertible promissory notes (the “Whitebox Notes”) to Pandora Select Partners, L.P. and Whitebox Hedged High Yield Partners, L.P. (the “Lenders”). The Whitebox Notes bear interest at 7% per annum and have a 45-month term, with a monthly principal and interest amount due of $134,571. The Whitebox Notes are senior to all other debt of both Equitex and Chex. Concurrently with the Whitebox Note financing, Equitex loaned the borrowed proceeds to Chex (the “Equitex Note”) under terms identical to the Whitebox Notes. The Whitebox Notes are collateralized by all of the assets of Chex, Equitex’s stock ownership in the Company and the Equitex Note. In January 2006, the Company issued 4,717,344 shares of its common stock to Equitex in exchange for the outstanding balance and accrued interest in the aggregate amount of $3,905,960. The shares were valued at $0.83 per share, which represented a 10% discount to the closing price on the conversion date. Accordingly, additional interest expense of $433,995 was recorded on the date of conversion resulting from this discount.

 5. Commitments and contingencies:

Executive compensation:

In July 2005, the Company’s Board of Directors authorized a proposal for a stock-based compensation plan (the “Plan”) for the Company’s CEO. In August 2005, the Board of Directors retained an independent consultant to review the Plan for reasonableness. As a result of that review, in September 2005, the Board of Directors approved the Plan, which consists of the following: i) a fully-vested warrant to purchase up to 125,000 shares of the Company’s $.001 par value common stock for a period of three years at an exercise price of $1.81 per share (the 10 day average market price of the stock from the date of the proposal); ii) a number of shares of common stock of the Company based on 5% of the increase in the market value of the Company’s common stock on an annual basis, with the exception of the first payment, which shall be for the period from July 1, 2005 to December 31, 2005; and, iii) a grant of 125,000 fully-vested options under FFFC’s 2004 Stock Option Plan. Each option has an exercise price of $1.10 (the market value of the common stock on the date of grant) with an expiration of September 2015. The Company recorded compensation expense of $184,557, equal to the 5% increase in the market value of the Company’s common stock for the three months ended March 31, 2006 under the Plan.

Board of directors’ compensation:

In September 2005, the Board of Directors authorized a new compensation plan for the Company’s directors, which includes the grant of 30,000 options to each director on an annual basis, as well as annual compensation of $25,000 to each director, to be paid monthly. Accordingly, in September 2005, 60,000 options were granted with an exercise price of $1.10 per share (the market value of the common stock on the date of the grant) for services provided during 2004 and 2005 and cash compensation of approximately $29,200 was paid to each director for the period of July 2004 through August 30, 2005. Additionally, the Company’s Secretary was granted 20,000 options at $1.10 per share (the market value of the common stock on the date of the grant). All options are fully-vested at the date of grant.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

5.	Commitments and contingencies (continued):

Litigation:

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on consolidated results of operations, financial position or cash flows of the Company.

Consulting agreements:

In February 2006, the Company entered into a consulting agreement with a financial advisor (a former officer of the Company) to provide assistance to the Company in the placement of debt or equity financing with prospective investors. The term of the agreement is for three years, but can be terminated at any time by either party with 60 days notice. The advisor is to be compensated if the advisor is successful in completing a debt or equity financing for or on behalf of the Company. In March 2006, the financial advisor assisted the Company in restructuring $4,137,061 of investor notes and placing an additional $225,000 of debt. Pursuant to the agreement, the advisor was paid $134,972 and received 30,120 shares of Equitex common stock, valued at $152,407, which was included in general and administrative expenses (and accounts payable, parent company on the March 31, 2006 balance sheet) for the three months ended March 31, 2006.

Lastly, the advisor received warrants to purchase up to 436,206 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants were valued at $355,000 based upon the Black-Scholes option-pricing model which was included in selling, general and administrative expense for the three months ended March 31, 2006.

In conjunction with the Asset Sale, a FFFC officer signed a five-year non-compete agreement with the buyer and also signed a release, waiving his right to any future commissions that he was previously entitled to. The Company agreed to compensate the officer $100,800 annually, over the five-year term of the non-compete agreement. Such compensation is to be applied to reduce the loan and interest receivable from the officer. If the officer breaches his non-compete agreement, the officer is no longer entitled to compensation and will be liable for any amount remaining on the loan. Accordingly, during the three months ended March 31, 2006, interest receivable was reduced by $16,800.

6.	Stockholders’ equity (deficiency):

Investment in Parent:

At March 31, 2006 and December 31, 2005, the Company has an investment in Equitex common stock. This investment is presented as a component of stockholders’ equity at cost in a manner similar to that of treasury stock. The following table summarizes the activity of this investment:

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

6.	Stockholders’ equity (deficiency) (continued):

Investment in Parent (continued):

	Three months ended		Year ended
	March 31, 2006		December 31, 2005

	Shares	Cost	Shares	Cost

Beginning balances	4,178	$ 14,905	86,486	$ 308,488
Shares received in satisfaction of
notes, advances and interest payable	1,200,000	6,144,000
Shares sold			(82,308)	(293,583)

Ending balances	1,204,178	$6,158,905	4,178	$ 14,905

Sales of Equitex common stock are accounted for based on the weighted-average cost of the total shares outstanding, and the difference between the sales price and cost of the shares sold is classified as additional paid-in capital.

Notes, advances and interest receivable from related parties:

Chex has notes receivable due from Equitex and Denaris under various loan agreements. In addition, Chex has made advances to Equitex and Denaris to fund their operations. In accordance with SEC SAB No. 79, Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lessor Business Components of Another Entity, certain expenses paid by Chex on behalf of Equitex have been debited (charged) to the receivables. These transactions include the allocation of certain operating expenses from Equitex to Chex, as well as certain capitalized costs relating to the $5,000,000 promissory note that have been allocated from Equitex to Chex. The balances are presented as a reduction of stockholders’ equity on the accompanying condensed consolidated balance sheets.

The following table summarizes the activity for the year ended December 31, 2005 and for the three months ended March 31, 2006:

	March 31,	December 31,
	2006	2005

Beginning principal balances	$6,070,785	$4,189,816
Cash advances	424,310
Amount due from Equitex under indemnification		1,815,352
Chex cash disbursements and accounts payable allocated to Equitex and Denaris	95	208,270
Cash repayments	(400)
Purchase by Chex of FFFC warrants owned by Equitex		(47,500)
Issuance of Equitex common stock to third party for settlement of Chex obligation		(95,153)
Receipt of Equitex common stock in payment of receivables from Equitex and Denaris	(5,584,944)

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

6.	Stockholders’ equity (continued):

Notes, advances and interest receivable from related parties (continued):

	March 31,	December 31,
	2006	2005

Ending principal balances [A]	909,846	6,070,785

Interest receivable, including interest from an officer of FFFC of $44,266 and $61,066 at March 31, 2006 and December 31, 2005, respectively [B]	68,923	919,915

Ending principal and interest balances	$978,769	$6,990,700

[A] The principal balance at March 31, 2006 and December 31, 2005 are as follows:

	March 31,	December 31,
	2006	2005

Equitex	$423,910	$4,480,490
Denaris		1,104,359
FFFC officer	485,936	485,936

	$909,846	$6,070,785

In March 2006, Equitex issued 1,200,000 shares of its common stock in full settlement of amounts due from Equitex and Denaris as of February 22, 2006. In March 2006, the Company advanced $423,910 to Equitex in consideration Equitex to issue 84,363 shares of its common stock to satisfy a FastFunds debt and interest obligation to a third party for the same amount. The notes receivable from an officer of FFFC are due on demand and the Company is no longer accruing interest on these notes due to non performance and related uncertainty as to collection. The notes are collateralized by unregistered shares of Equitex common stock.

[B]
The above interest receivable at March 31, 2006, is net of a payment of $559,056 in shares of Equitex common stock, as well as a reduction of $299,794 (included in selling, general and administrative expense for the three months ended March 31, 2006) as a result of the 1,200,000 shares of Equitex common stock that the Company received having less value than the carrying value of the notes and interest receivable. Additionally, the Company reduced the receivable by $16,800 during the three months ended March 31, 2006 pursuant to a consulting agreement with an officer of FFFC. Lastly, during the quarter ended March 31, 2006, the Company recorded interest receivable of $24,657 related to the $5.0 million the Company loaned Equitex in March 2006.

Issuances of common stock:

In January 2006, the Company issued 63,457 shares of common stock upon the cashless exercise of warrants to purchase 70,000 shares of common stock.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

7.	Income taxes:

Income tax expense for the three months ended March 31, 2006 was $1,028,000. This amount is primarily related to $1,020,000 the Company recorded as deferred income tax expense as a result of the Asset Sale in January 2006. This expense represents the use of Equitex’s net operating loss carryforwards, as the Company does not have sufficient net operating loss carryforwards available to offset the total taxable gain on the Asset Sale. Accordingly, the Company has recorded a liability to Parent company for the 2006 deferred tax expense of $1,020,000, as well as the 2005 deferred tax expense of $993,000.

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

GENERAL

FastFunds Financial Corporation (“FFFC”) is a holding company and through January 31, 2006 operated primarily through its wholly-owned subsidiary Chex Services, Inc. (“Chex”). As disclosed in the December 31, 2005 10-K, FFFC also has several other non-operating wholly-owned subsidiaries. FFFC and its subsidiaries are referred to as (the “Company”). The Company is a majority-owned subsidiary of Equitex, Inc. (“Equitex” or “parent”), a public company listed on the Nasdaq small-cap market. As of March 31, 2006, Equitex owns and controls 81% of the Company’s outstanding common stock.

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

Additionally, FastFunds and Chex entered into a Transition Services Agreement (the “TSA”) with Game pursuant to which FastFunds and Chex agreed to provide certain transitional services to Game for the cash-access financial services business. Pursuant to the TSA, FastFunds and Chex are to provide the necessary services for a minimum of three months and Game will pay FastFunds $150,000 per month. Equitex agreed to serve as a guarantor of FastFunds’ and Chex’s performance obligations under the TSA. The TSA will expire May 19, 2006.

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2005, 2004 and 2003. The financial statements presented for the three months ended March 31, 2006 and 2005 include FastFunds and its wholly-owned subsidiaries, which primarily reflect the operations of Chex through the date of the Asset Sale.

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

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2006, net cash used in operating activities was $954,392 compared to net cash provided by operating activities of $171,428 for the three months ended March 31, 2005. Net income was $424,691 for the three months ended March 31, 2006 compared to a net loss of $1,230,333 for the three months ended March 31, 2005. The net income in the current period is a result of a gain on the Asset Sale of $4,145,835 offset by deferred income taxes of $1,020,000 and other operating losses of $2,701,144.

Net cash provided by investing activities for the three months ended March 31, 2006 was $7,738,245 compared to net cash used in investing activities of $89,922 for the three months ended March 31, 2005. Net cash provided by investing activities for the three months ended March 31, 2006, was attributable to the net proceeds received on the Asset Sale of $12,712,784 of which $5,000,000 was loaned to Equitex in connection with Equitex’s acquisition of Hydrogen Power, Inc. Net cash used in investing activities for the three months ended March 31, 2005 was primarily for purchases of property and equipment.

Net cash used in financing activities for the three months ended March 31, 2006 was $8,887,845 compared to net cash used in financing activities of $187,110 for the three months ended March 31, 2005. The significant activity for the three months ended March 31, 2006 included the Company receiving proceeds of $400,000 upon the issuance of notes payable and utilizing the proceeds from the Asset Sale, the Company repaid notes payable and long-term debt of $7,776,936.

The significant financing activity for the three months ended March 31, 2005 included the Company receiving proceeds of $460,000 upon the issuance of notes payable and long-term debt and proceeds from the sale of 82,308 shares of Equitex common stock for $243,833. The Company also repaid $886,943 of notes payable and long-term debt.

For the three months ended March 31, 2006, cash and cash equivalents decreased by $2,103,992 compared to a decrease in cash and cash equivalents of $105,604 for the three months ended March 31, 2005. Ending cash and cash equivalents at March 31, 2006 was $6,169,261 compared to $8,332,737 at March 31, 2005.

Management believes that the Asset Sale and its plans will provide sufficient resources to fund its 2006 debt payments, and working capital needs, which will consist of payment of salaries, rent and utilities necessary to perform under the TSA, and meet its reporting compliance obligations as a SEC issuer ,through at least through March 31, 2007.

Other sources available to us that we may utilize include the sale of equity securities, as well as the exercise of outstanding warrants, all of which may cause dilution to our stockholders.

REVENUES

Consolidated revenues for the three months ended March 31, 2006 and 2005 were $2,011,956 and $4,414,143, respectively. Effective January 31, 2006, the Company sold substantially all of its assets and accordingly, the current quarter results reflect only one month of fees from providing financial services of approximately $1,711,000, as well as $300,000 of fees received under the Transition Services Agreement from the buyer of the assets.

OPERATING EXPENSES

LOCATION EXPENSES

Chex location expenses were $1,233,170 and $3,242,739 for the three months ended March 31, 2006 and 2005, respectively. The decrease is a result of the sale of substantially all of the assets that were generating revenues and their associated costs at January 31, 2006.

CORPORATE OPERATING EXPENSES

Corporate operating expenses for the three months ended March 31, 2006 and 2005 were $2,307,945 and $1,435,179, respectively. The expenses were comprised of the following:

	Three months ended
	March 31,
	2006	2005

Salaries and benefits	$498,526	$589,510
Accounting, legal and consulting	839,154	267,793
Travel and entertainment	27,490	105,440
Advertising	3,446	9,783
Depreciation and amortization	338,202	343,764
Provision (recovery) of losses		(90,000)
Other	601,127	208,889

	$2,307,945	$1,435,179

Corporate operating expenses include Chex’s Minneapolis administrative office, which through January 31, 2006, supported the operating locations and also includes for the three months ended March 31, 2005, those expenses associated with FFI’s London and Chicago offices. As of June 2005, the London and Chicago offices have been closed.

Salaries and related costs decreased for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 period primarily as a result of the elimination of the corporate staffing of FFI’s London office.

Accounting, legal and consulting expenses increased for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The increase for the three months ended March 31, 2006 was primarily as a result of an increase in consulting fees of approximately $565,000, for costs associated with the refinancing of investor notes of approximately $4,300,000. The costs were comprised of $135,000 of cash, $150,000 of Equitex common stock and the issuance of 436,206 FastFunds warrants to purchase common stock at $1.00 per share, valued at $355,000 under the Black-Scholes option pricing method. In addition, FFFC has entered into various consulting agreements with a financial advisor and individuals who provide various consulting services to the Company. These continuing agreements require the Company to pay approximately $15,000 per month.

Travel and entertainment expense decreased for the three months ended March 31, 2006 compared to March 31, 2005 primarily as a result of the elimination of travel associated with the closure of the Company’s London and Chicago offices.

The valuation allowance on the note receivable from the estate of a deceased officer was decreased by $90,000 for the three months ended March 31, 2005. Shares of Equitex common stock collateralized the note and the allowance was adjusted accordingly based on the value of the underlying collateral. This note was repaid during 2005.

Other costs included in corporate operating expenses increased for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The increase for the three months ended March 31, 2006 was a result of the write-down of property and equipment of approximately $300,000 of bad debt expense related to the settlement of receiving 1.2 million shares of Equitex common stock for amounts owed. Additional increases for the three months ended March 31, 2006 were directors and officers insurance of approximately $25,000.

OTHER INCOME (EXPENSE)

Other income, net, for the three months ended March 31, 2006 was $2,981,850 compared to an expense of $958,558 for the three months ended March 31, 2005. Included in other income for the three months ended March 31, 2006 is the gain recognized on the Asset Sale of $4,145,835. Interest expense for the three months ended March 31, 2006 was $1,276,340 compared to $1,056,438 for the three months ended March 31, 2005. The increase was primarily related to additionally interest recorded of $581,759 related to the discount charged to interest expense on the issuance of Company and Parent company common stock in exchange for outstanding debt, offset by the beneficial conversion features on certain convertible promissory notes being fully expensed in 2005 and therefore there was no corresponding expense for the three months ended March 31, 2006. Interest income increased to $112,355 for the three months ended March 31, 2006 from $97,880 for the three months ended March 31, 2005. The increase for the three months ended March 31, 2006 was due primarily to the interest income of $24,658 recorded on the $5.0 million Equitex Note in the three months ended March 31, 2006.

INCOME TAX EXPENSE

Income tax expense for the three months ended March 31, 2006 was $1,028,000 compared to $8,000 for the three months ended March 31, 2005. The 2006 amount is primarily related to $1,020,000 the Company recorded as deferred income tax expense as a result of the Asset Sale in January 2006. This expense represents the use of Equitex’s net operating losses, as the Company does not have sufficient loss carryforwards available to offset the total taxable gain on the Asset Sale.

CONTRACTUAL OBLIGATIONS

No material changes outside the ordinary course of business during the quarter ended March 31, 2006.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), Share-Based Payment, which addresses the accounting for share-based compensation transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. The Company adopted SFAS No. 123(R) on January 1, 2006. The adoption of this standard did not have an impact on the Company’s results of operations as no options were issued during the quarter ended March 31, 2006 and all options outstanding prior to the adoption of SFAS 123(R) by the Company very fully-vested. Depending on the number and terms of options that may be granted in future periods, the implementation of this standard could have a material impact on the Company’s financial position and results of operations.

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

The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiary are exposed relate to interest rates on debt. The Company has both fixed and variable rate debt at March 31, 2006 and December 31, 2005 as follows:

	March 31,	December 31,
Contractual obligation	2006	2005	Interest rate

Notes payable	$ 4,787,061	$11,301,497	Fixed 9% - 15%
Convertible promissory notes		3,738,936	Fixed 7%
Convertible promissory notes	500,000	1,362,500	Fixed 5% - 9.5%
Operating lease obligations		84,247	Fixed 6.5% - 7%

Debt outstanding, before
note discounts	$ 5,287,061	$16,487,180

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 5 of the Condensed Consolidated Financial Statements

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit 31.1 - CEO and CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - CEO and CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FastFunds Financial Corporation
(Registrant)

Date: May 15, 2006	By: /s/ Michael S. Casazza
Michael S. Casazza
Chief Executive and Financial Officer