Form 10-Q
period 2006-06-30
FASTFUNDS FINANCIAL CORP
filed 2006-08-18
CIK 779956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to_________

Commission File No. 333-1026-D

FASTFUNDS FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Nevada	87-0425514
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

319 Clematis Street, Suite 803
West Palm Beach, Florida 33401
(Address of principal executive offices) (Zip code)

(561) 514-9042
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

Number of shares of common stock outstanding at August 7, 2006: 15,494,473

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,124,105	$8,273,253
Accounts receivable, net		163,044
Prepaid and other assets	83,339	387,994
Deferred tax assets		1,874,000
Current portion of notes, advances and interest receivable (Note 3)	135,000	75,461
Total current assets	3,342,444	10,773,752

Notes and interest receivable, related parties (Note 3)		268,390
Property and equipment, net	18,662	1,077,802
Intangible and other assets, net	20,448	2,183,902
Goodwill		5,636,000
	39,110	9,166,094
	$3,381,554	$19,939,846
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Checks issued in excess of cash in bank	$24,408	$1,105,379
Accounts payable	489,373	430,873
Accounts payable, parent company (Notes 4, 5 and 7)	2,551,764
Accrued expenses	696,551	2,353,060
Convertible and other promissory notes and current portion of long-term
debt, including related party of $100,000 (2006) (Note 4)	3,659,061	14,605,472

Total current liabilities	7,421,157	18,494,784
Long-term debt, net of current portion (Note 4)		1,639,331
Deferred tax liability		2,867,000
		4,506,331

	7,421,157	23,001,115
Commitments and contingencies (Notes 4 and 5)

Stockholders' deficiency (Note 6):
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding
Common stock, $.001 par value; 250,000,000 shares authorized;
15,494,473 (2006) and 10,513,672 (2005) shares isssued and outstanding	15,495	10,514
Additional paid-in capital	19,528,730	14,812,356
Stock subscription receivable		(135,000)
Investment in parent company	(6,221,692)	(14,905)
Notes, advances and interest receivable, related parties	(6,070,173)	(6,990,700)
Accumulated deficit	(11,291,963)	(10,743,534)

Total stockholders' deficiency	(4,039,603)	(3,061,269)
	$3,381,554	$19,939,846

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Fee revenue	$2,926	$4,572,406	$1,714,882	$8,986,549
Other income	177,500		477,500

Total revenue	180,426	4,572,406	2,192,382	8,986,549
Location expenses (income):
Fees to casinos		1,589,638	557,415	3,085,229
Salaries and benefits		785,460	303,489	1,580,877
Processing fees		503,611	214,361	907,572
Returned checks (collected)	(32,392)	119,114	(7,536)	333,172
Other		424,808	133,049	758,520

Total location expenses (income)	(32,392)	3,422,631	1,200,778	6,665,370

Location gross margin	212,818	1,149,775	991,604	2,321,179

Selling, general and administrative	728,453	1,479,376	3,036,398	2,914,555

Loss from operations	(515,635)	(329,601)	(2,044,794)	(593,376)
Other income (expense):
Gain on sale of assets (Note 1)			4,145,835
Interest expense, including related party interest for the
three months of $17,533 (2006) and $71,151 (2005)
and $148,660 (2005) for the six months	(27,888)	(1,048,167)	(1,304,228)	(2,104,604)
Loss on debt extinguishment (Note 4)	(1,021,000)		(1,021,000)
Interest income, including related party interest for the
three months of $130,124 (2006) and $98,323 (2005)
and $159,905 (2006) and $196,118 (2005) for the
six months	167,403	98,435	279,758	196,315

Total other income (expense)	(881,485)	(949,732)	2,100,365	(1,908,289)

(Loss) income before income taxes	(1,397,120)	(1,279,333)	55,571	(2,501,665)
Income tax benefit (expense) (Note 7)	424,000	(8,000)	(604,000)	(16,000)

Net loss	$(973,120)	$(1,287,333)	$(548,429)	$(2,517,665)

Basic and diluted net loss per share	$(0.06)	$(0.12)	$(0.04)	$(0.24)
Weighted average number of common shares outstanding:
Basic and diluted	15,406,561	10,502,638	14,567,193	10,462,459

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

	Common stock		Additional paid-in	Stock subscription	Investment in parent	Notes, advances and interest receivable, related	Accumulated	Total stockholders'
	Shares	Amount	capital	receivable	company	parties	deficit	deficiency

Balances, January 1, 2006	10,513,672	$10,514	$14,812,356	$(135,000)	$(14,905)	$(6,990,700)	$(10,743,534)	$(3,061,269)

Issuance of common stock upon cashless
exercise of warrants (Note 6)	63,457	64	(64)					-

Increase in notes and advances receivable due
from related parties, net (Note 6)						(93,961)		(93,961)

Warrants issued for services (Note 5)			355,000					355,000

Conversion of parent company note and interest
payable to common stock (Note 4)	4,717,344	4,717	4,335,238					4,339,955

Issuance of 200,000 shares of common stock
in settlement (Note 4)	200,000	200	(200)					-

Receipt of parent company common stock in
satisfaction of notes, advances and interest
receivable (Note 6)					(6,144,000)	6,144,000		-

Issuance of note to parent company
(Notes 1 and 6)						(5,000,000)		(5,000,000)

Amount due from parent company-stock
protection agreement (Note 6)					129,512	(129,512)		-

Write off of stock subscription receivable
(Note 6 )				135,000				135,000

Repricing of warrants and extension of
expiration (Note 4)			26,400					26,400

Purchase of parent company common stock
(Note 6)					(192,299)			(192,299)

Net loss							(548,429)	(548,429)

Balances, June 30, 2006	15,494,473	$15,495	$19,528,730	$-	$(6,221,692)	$(6,070,173)	$(11,291,963)	$(4,039,603)

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

	2006	2005

Net loss	$(548,429)	$(2,517,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for (recovery of) losses on note receivable, including bad
debt expense	618,184	(90,000)
Depreciation and amortization	504,884	769,531
Stock-based compensation for services	355,000
Loss on debt extinguishment	1,021,000
Non-cash interest expense	702,772	63,228
Amortization of discount on convertible promissory notes payable
related to beneficial conversion features		1,187,734
Deferred income tax expense	596,000
Gain on sale of assets (Note 1)	(4,145,835)
Decrease (increase) in operating assets, net of asset sale (Note 1):
Accounts receivable	163,044	304,157
Interest and other receivables	(181,540)	(196,119)
Prepaid and other assets	(62,633)	75,146
Increase (decrease) in liabilities:
Accounts payable	128,300	(111,397)
Accounts payable, parent company	(258,236)
Accrued expenses	(1,489,484)	119,359

Net cash used in operating activities	(2,596,973)	(396,026)

Cash flows from investing activities:
Purchases of property and equipment		(247,122)
Repayments on notes receivable	25,461	305,152
Proceeds received from asset sale, net of costs (Note 1)	12,712,784
Advances on notes receivable		(11,073)

Net cash provided by investing activities	12,738,245	46,957

Cash flows from financing activities:
Decrease in checks issued in excess of cash in bank	(1,080,971)
Borrowings on notes and loans payable	400,000	1,095,000
Repayments on notes and loans payable	(9,054,936)	(868,500)
Repayments on long-term debt		(540,829)
Purchase of parent company common stock	(192,299)
Proceeds from sale of parent common stock		243,833
Repayment on notes and advances receivable, related parties	212,555
Payment of deferred loan costs		(4,000)
Notes and advances to related parties	(5,574,769)	(149,222)

Net cash used in financing activities	(15,290,420)	(223,718)

(Continued)

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

	2006	2005

Decrease in cash and cash equivalents	$(5,149,148)	$(572,787)
Cash and cash equivalents, beginning of period	8,273,253	8,438,341

Cash and cash equivalents, end of period	$3,124,105	$7,865,554

Supplemental disclosure of cash flow information:

Cash paid for interest	$1,021,155	$590,966

Cash paid for income taxes	$-	$17,906

Supplemental disclosure of non-cash investing and financing activities:

Conversion of parent company note payable and accrued interest to
common stock	$3,905,960

Receipt of parent company common stock in satisfaction of notes,
advances and interest receivable	$6,144,000

Issuance of parent company common stock by parent company to
third parties in satisfaction of notes and interest payable	$286,037

Return and retirement of common stock in exchange for stock
subscription receivable		$81,000

Purchase of FFFC warrants from parent company in exchange for
reduction in related party note receivable		$47,500

Accounts payable allocated to parent company related to legal fees
in the iGames litigation		$96,427

Reclassification of iGames note receivable and accrued interest to
receivable due from parent company due to indemnification		$1,596,111

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

1.	Business and organization, basis of presentation, recent events and management’s plans:

Business and organization:

FastFunds Financial Corporation (“FFFC” or the “Company”) is a holding company, and through January 31, 2006, operated primarily through its wholly-owned subsidiary Chex Services, Inc. (“Chex”). As disclosed in the December 31, 2005 Form 10-K, FFFC also has several other non-operating wholly-owned subsidiaries. FFFC and its subsidiaries are referred to as (the “Company”). The Company is a majority-owned subsidiary of Hydrogen Power International, Inc. (“HPII” or the “Parent”), a public company, formerly known as Equitex, Inc. As of June 30, 2006, HPII owns and controls 80% of the Company’s outstanding common stock.

Chex, a Minnesota corporation, provided financial services prior to the sale of substantially all of Chex’s assets, which primarily consisted of check cashing, automated teller machine (ATM) access, and credit card advances to customers primarily at Native American owned casinos and gaming establishments (the “Asset Sale”).

Basis of presentation:

Unaudited financial statements:

The condensed consolidated balance sheet as of June 30, 2006, the condensed consolidated statements of operations for the three and six months ended June 30, 2006 and 2005, the condensed consolidated statement of stockholders’ equity (deficiency) for the six months ended June 30, 2006, and the condensed consolidated statements of cash flows for the six months ended June 30, 2006 and 2005, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for all stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (SEC) on April 6, 2006. Due to the sale of substantially all of the Company’s assets in January 2006, the historical results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of future operating results for the full year.

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

THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

1.	Business and organization, basis of presentation, recent events and management’s plans (continued):

Recent events (continued)

Asset Sale (continued):

Additionally, FFFC and Chex entered into a Transition Services Agreement  (the “TSA”) with Game pursuant to which FFFC and Chex agreed to provide certain services to Game to ensure a smooth transition of the sale of the cash-access financial services business. Pursuant to the TSA, FFFC and Chex provided the necessary services for approximately three months and Game paid FFFC $150,000 per month. The TSA terminated May 19, 2006, and FFFC recorded $177,500 and $477,500 of other income pursuant to the agreement for the three and six months ended June 30, 2006, respectively.

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

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Revenues	$27,500	$27,500	$477,500	$477,500

Net loss	(1,582,000)	(2,401,000)	(4,604,000)	(4,345,000)

Basic and diluted loss per common share	(0.10)	(0.23)	(0.32)	(0.42)

Shares used in per share calculation	15,406,561	10,502,638	14,567,193	10,462,459

Loan to Parent:

On February 28, 2006, HPII held a special meeting of shareholders at which two proposals were ratified authorizing the acquisition (the “Acquisition”) of Hydrogen Power, Inc. (“HPI”), through a newly formed wholly-owned HPII subsidiary, as well as certain related common stock issuances. Per the terms of the Acquisition as amended, HPII was obligated to deliver $5 million as a condition to close. On March 14, 2006, FFFC loaned HPII the $5 million for one year at 10% per annum interest (Note 6). As security for the loan, HPII pledged as collateral all of the common stock of HPI. In addition, FFFC is to receive a profit interest from the operations of HPI equal to 10% of the net profit of HPI, as defined in the relevant loan documents. Based on management’s evaluation of repayment intentions, and in consideration of SEC Staff Accounting Bulletin (“SAB”) Topic 4-E regarding receivables from affiliates, the total face value amount is presented as a reduction of stockholders’ equity at June 30, 2006.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

1.	Business and organization, basis of presentation, recent events and management’s plans (continued):

Loan to parent (continued):

HPII is currently negotiating the terms of an agreement and series of transactions with the management of HPI that may result in a change in control of HPII’s board of directors and effect a change in HPII’s management. In addition, the negotiations may require HPII to divest all or substantially all of its holdings of equity in FFFC and eliminate all intercompany obligations between HPII and FFFC. As of the date of this quarterly report no agreements have been reached and no assurance can be given that one will be reached.

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

Management believes that the Asset Sale and its plans will provide sufficient resources to fund the Company’s 2006 debt payments and working capital needs, which will consist primarily of payment of salaries and expenses necessary to meet its reporting compliance obligations as a SEC issuer, through June 2007.

The Company also evaluates, on an ongoing basis, potential business acquisition/restructuring opportunities that become available from time to time, which management considers in relation to its corporate plans and strategies.

Notes receivable:

The Company has made advances to various third parties, as well as officers, affiliates and employees of the Company under various loan agreements (Notes 3 and 6). The advances made to officers were made prior to the acquisition of Chex by HPII in December 2001. Certain of these loans are collateralized by HPII common stock, including registered and unregistered shares. The Company’s allowance for doubtful notes receivable is adjusted based on the value of the underlying collateral among other factors. Due to the level of risk associated with this common stock, it is reasonably possible that change in the value of the common stock will occur in the near term and that such changes could materially affect the value of the collateral underlying the notes. After all attempts to collect a note receivable have failed, the note receivable is written-off against the allowance. Based on management’s evaluation of repayment intentions, and in consideration of SAB Topic 4-E, $485,936 of the total face value amount is presented as a reduction of stockholders equity at June 30, 2006 and December 31, 2005.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

2.	Summary of significant accounting policies (continued):

Investment in Parent:

At June 30, 2006 and December 31, 2005, the Company has an investment in common stock of its Parent, HPII (Note 6). The Company presents its investment in HPII common stock as a component of stockholders’ equity at cost in a manner similar to treasury stock. This presentation is based upon the Company’s consideration of the provisions of Emerging Issues Task Force (“EITF”) Issue No. 98-2, Accounting by a Subsidiary or Joint Venture for an Investment in the Stock of its Parent Company or Joint Venture Partner. This EITF discusses that in the separate financial statements of a subsidiary; an investment in the common stock of a parent whose only significant asset is its investment in the subsidiary is essentially the same as stock of the subsidiary and should be classified as a reduction to stockholders’ equity.

Stock based compensation:

During the first quarter of fiscal 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123 - revised 2004 (“SFAS 123R”) “Share-Based Payment” which replaced Statement of Financial Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. There were no options granted for the three and six months ended June 30, 2005 and 2006, and all options granted prior to the adoption of SFAS 123(R) were fully-vested.

The Company has a Stock Option Plan which permits the grant of shares to attract, retain and motivate employees, directors and consultants of up to 1.8 million shares of common stock. Options are generally granted with an exercise price equal to the Company’s market price of its common stock on the date of the grant and vest immediately upon issuance. All options outstanding at June 30, 2006 are fully-vested and exercisable. A summary of outstanding balances at January 1, and June 30, 2006 is as follows:

		Weighted-	Weighted-	Aggregate
		average	average	intrinsic
	Options	exercise price	remaining life	value

Outstanding at January 1, 2006 and June 30, 2006	385,000	$1.10	9 years	$0

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

2.	Summary of significant accounting policies (continued):

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

Income and loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants and common stock underlying convertible promissory notes at June 30, 2006 and 2005 total 2,007,074 and 4,877,074, respectively. Stock options, warrants, and common stock underlying convertible promissory notes are not considered in the calculation for the three and six month periods ended June 30, 2006 and 2005, as the impact of the potential common shares would be to decrease loss per share. Therefore, diluted loss per share for the three and six months ended June 30, 2006 and 2005 is equivalent to basic loss per share.

3.	Notes and interest receivable:

Notes and interest receivable at June 30, 2006 and December 31, 2005, consist of the following:

	June 30,	December 31,
	2006	2005

Notes receivable; non-interest bearing; net of $256,316 discount; imputed interest rate of 12%; collateralized by mortgages on three parcels of real property in Florida; a valuation allowance of $201,500 and $336,500 has been recorded against this receivable at June 30, 2006 and December 31, 2005, respectively; $135,000 was received in July 2006	$336,500	$336,500

Notes receivable from Equitex 2000, Inc., an affiliate of HPII; a valuation allowance of $205,000 has been recorded against this receivable at June 30, 2006	205,000	205,000

Note receivable; interest at 10%; matured November 2005; currently in default; a valuation allowance of $50,000 has been recorded against this receivable at June 30, 2006	50,000	50,000

Notes receivable from various Chex employees		25,461

	591,500	616,961

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

3.	Notes and interest receivable (continued):

	June 30,	December 31,
	2006	2005

Interest receivable, Equitex 2000, Inc.; a valuation allowance of $63,392 has been recorded against this receivable at June 30, 2006	63,392	63,390
Less valuation allowance	(519,892)	(336,500)
Less current maturities	(135,000)	(75,461)

Notes and interest receivable, long-term	$-	$268,390

4.	Convertible and other promissory notes and long-term debt:

Convertible and other promissory notes and long-term debt at June 30, 2006 and December 31, 2005, consist of the following:

	June 30,	December 31,
	2006	2005

Notes payable to individual investors	$3,659,061	$11,301,497

Convertible promissory notes [A]		1,362,500

Note payable to HPII, net of discount of $242,377 [B]		3,496,559

Obligations under capital leases		84,247

Less current portion	(3,659,061)	(14,605,472)

Long-term debt, net of current portion	$-	$1,639,331

[A]
In December 2004, the Company issued an aggregate of $1,774,064 of unsecured convertible promissory notes (the “Convertible Notes”) with various note holders (the “Holders”). The Convertible Notes carried a stated interest rate of 9.5% per annum, had a nine month original term and were convertible at the Holder’s option, including any unpaid interest into shares of FFFC common stock at $1.00 per share commencing on the due date. The Holders also received warrants to purchase 1,774,064 shares of FFFC common stock at an exercise price of $2.00 per share.  During the year ended December 31, 2005, the Company repaid $611,564 of these Convertible Notes.  Through June 30, 2006, the Company repaid an additional $1,012,500 of these Convertible Notes. In consideration of not meeting the original payment term on certain amounts, the Company agreed to issue 200,000 shares of its common stock to the Holders. The Holders also agreed to surrender 800,000 of the warrants originally received to purchase 800,000 shares of common stock. The value of the 200,000 shares of common stock issued did not exceed the value of the 800,000 warrants at the time of the exchange and accordingly, no additional expense was recorded.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

4.	Convertible and other promissory notes and long-term debt (continued):

In May 2006, FFFC and HPII negotiated a settlement regarding the remaining $150,000 of these Convertible Notes, whereby HPII issued 42,182 shares of its common stock to the Holders in exchange for payment of the Convertible Notes. The fair market value of the 42,182 shares of common stock issued by HPII was $212,155, and accordingly, $62,155 is included in interest expense for the six months ended June 30, 2006. HPII also issued warrants to purchase 21,091 shares of its common stock at $5.10 per share, expiring three years after the date of issuance. The warrants were valued at $73,882 based on the Black-Scholes option-pricing model, which is included in interest expense for the six months ended June 30, 2006. Additionally, the Company agreed to lower the exercise price of the warrants to purchase 300,000 shares of its common stock from $2.00 to $1.75 per share. As a result of this reduction in the exercise price, the Company recognized an additional $26,400 of interest expense for the six months ended June 30, 2006.

As of December 31, 2005, the Company also had $200,000 of outstanding convertible promissory notes issued in June 2004. These notes carried interest at 5% per annum, and unless converted, were due in April 2007. The notes were convertible into shares of FFFC common stock at $0.10 per share based on certain criteria. In May 2006, HPII negotiated a settlement regarding these convertible notes, whereby HPII issued 180,000 shares of its common stock. The fair market value of the 180,000 shares of common stock issued by HPII as of the date of the settlement was $870,000 and accordingly, an additional $670,000 was recognized as a loss on extinguishment of debt (included in other expenses) for the six months ended June 30, 2006.  The settlement terms stipulate a price protection clause whereby HPII must reimburse the former debt holders if the market price of the HPII common stock issued to them in the settlement is below $4.00 per share at the time they sell the stock.  As a result, the Company has recorded a liability due to HPII at June 30, 2006 representing the difference between the market value of the shares issued as of June 30, 2006 and the $4.00 stated in the settlement agreement.

[B]
InMarch 2004, HPII issued an aggregate of $5,000,000 of convertible promissory notes (the “Whitebox Notes”) to Pandora Select Partners, L.P. and Whitebox Hedged High Yield Partners, L.P. (the “Lenders”). Concurrently with the Whitebox Note financing, HPII loaned the borrowed proceeds to Chex (the “HPII Note”) under terms identical to the Whitebox Notes. The Whitebox Notes are collateralized by all of the assets of Chex, HPII’s stock ownership in the Company and the HPII Note. In January 2006, the Company issued 4,717,344 shares of its common stock to HPII in exchange for the outstanding balance and accrued interest in the aggregate amount of $3,905,960. The shares were valued at $0.83 per share, which represented a 10% discount to the closing price on the conversion date. Accordingly, additional interest expense of $433,995 was recorded on the date of conversion resulting from this discount.

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

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

5.	Commitments and contingencies (continued):

Executive compensation (continued):

common stock on the date of grant) with an expiration of September 2015. No compensation expense has been recorded for the six months ended June 30, 2006 under the Plan, as the market value of the Company’s common stock has not increased from January 1, 2006.

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

Consulting agreements:

In February 2006, the Company entered into a consulting agreement with a financial advisor (a former officer of the Company) to provide assistance to the Company in the placement of debt or equity financing with prospective investors. The term of the agreement is for three years, but can be terminated at any time by either party with 60 days notice. The advisor is to be compensated if the advisor is successful in completing a debt or equity financing for or on behalf of the Company. Through June 2006, the financial advisor assisted the Company in restructuring and or obtaining $3,579,061 of investor notes. Pursuant to the agreement, the advisor was paid $134,972 and received 30,120 shares of HPII common stock, valued at $152,407, which was included in general and administrative expenses for the six months ended June 30, 2006.

In addition, the advisor received warrants to purchase up to 436,206 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants were valued at $355,000 based upon the Black-Scholes option-pricing model which was included in selling, general and administrative expenses for the six months ended June 30, 2006.

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

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

5.	Commitments and contingencies (continued):

Consulting agreements (continued):

Accordingly, during the three and six months ended June 30, 2006, the Company recorded consulting expenses of $25,200 and $42,000, respectively and interest receivable has been reduced by $42,000 for the six months ended June 30, 2006.

6.	Stockholders’ deficiency:

Investment in Parent:

At June 30, 2006 and December 31, 2005, the Company has an investment in HPII common stock. This investment is presented as a component of stockholders’ equity at cost in a manner similar to that of treasury stock. The following table summarizes the activity of this investment:

	Six months ended		Year ended
	June 30, 2006		December 31, 2005

	Shares	Cost	Shares	Cost

Beginning balances	4,178	$ 14,905	86,486	$ 308,488
Shares purchased	41,858	192,299
Shares received in satisfaction of
notes, advances and interest payable	1,200,000	6,144,000
Share price guaranty from HPII [A]		(129,512)
Shares sold			(82,308)	(293,583)

Ending balances	1,246,036	$6,221,692	4,178	$ 14,905

Sales of HPII common stock are accounted for based on the weighted-average cost of the total shares outstanding, and the difference between the sales price and cost of the shares sold is classified as additional paid-in capital.

[A] HPII has agreed to reimburse the Company for any losses incurred in the purchase of any shares of parent company common stock acquired after April 1, 2006. As of June 30, 2006, the cost of the shares acquired was $129,512 below the market price. Therefore, the Company reduced the value of its investment in HPII and increased its receivable due from HPII (see below) by $129,512 as of June 30, 2006.

Notes, advances and interest receivable from related parties:

Chex has notes receivable due from HPII and Denaris under various loan agreements. In addition, Chex has made advances to HPII and Denaris to fund their operations. In accordance with SEC SAB No. 79, Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lessor Business Components of Another Entity, certain expenses paid by Chex on behalf of HPII have been debited (charged) to the receivables. These transactions include the allocation of certain operating expenses from HPII to Chex, as well as certain capitalized costs relating to the $5,000,000 promissory note that have been allocated from HPII to Chex. The balances are presented as a reduction of stockholders’ equity on the accompanying condensed consolidated balance sheets.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

6.	Stockholders’ equity (continued):

Notes, advances and interest receivable from related parties (continued):

The following table summarizes the activity for the year ended December 31, 2005 and for the six months ended June 30, 2006:

	June 30,	December 31,
	2006	2005

Beginning principal balances	$6,070,785	$4,189,816
Loan to HPII	5,000,000
Cash advances	572,074
Issuance of HPII warrants to third party for settlement of Chex obligation	(73,882)
Share price guaranty from HPII	129,512
Amount due from HPII under indemnification		1,815,352
Chex cash disbursements and accounts payable allocated to HPII, Denaris and FFFC officer	459	208,270
Cash repayments	(400)
Purchase by Chex of FFFC warrants owned by HPII		(47,500)
Issuance of HPII common stock to third parties for settlement of Chex obligation	(212,155)	(95,153)
Receipt of HPII common stock in payment of receivables as of January 31, 2006, from HPII and Denaris	(5,584,944)

Ending principal balances [A]	5,901,449	6,070,785

Interest receivable, including interest from a director of FFFC of $19,066 and $61,066 at June 30, 2006 and December 31, 2005, and from parent company (and its subsidiary) of $149,658 and $858,849 at June 30, 2006 and December 31, 2005, respectively [B]	168,724	919,915

Ending principal and interest balances	$6,070,173	$6,990,700

 In March 2006, HPII issued 1,200,000 shares of its common stock in full settlement of amounts due from HPII and Denaris as of February 22, 2006. During the six months ended June 30, 2006, the Company advanced $572,047 to HPII in consideration for HPII to issue shares of its common stock and warrants to purchase shares of its common stock to satisfy a FastFunds debt and interest obligation to various third parties. In May 2006, HPII issued 42,182 shares of its common stock valued at $212,155 and the balance of $212,155 is included in the above HPII balance owed. In addition, HPII also issued 21,091 warrants to the same third parties to purchase 21,091 shares of its common stock. The warrants were valued at $73,882 and the balance of $73,882 is included in the above. The notes receivable from an officer of FFFC are due on demand and the Company is no longer accruing interest on these notes due to non performance and related uncertainty as to collection. The notes are collateralized by unregistered shares of HPII common stock.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

6.	Stockholders’ equity (continued):

Notes, advances and interest receivable from related parties (continued):

[A]	The principal balance at June 30, 2006 and December 31, 2005 are as follows:

	June 30,	December 31,
	2006	2005

HPII	$5,415,149	$4,480,490
Denaris		1,104,359
FFFC officer	486,300	485,936

	$5,901,449	$6,070,785

[B]
The above interest receivable at June 30, 2006, is net of a payment of $559,056 in shares of HPII common stock, as well as a reduction of $299,794 (included in selling, general and administrative expense for the six months ended June 30, 2006) as a result of the 1,200,000 shares of HPII common stock that the Company received having less market value than the carrying value of the notes and interest receivable. Additionally, the Company reduced the interest receivable by $42,000 during the six months ended June 30, 2006 pursuant to a consulting agreement with a director of FFFC. Lastly, during the six months ended June 30, 2006, the Company recorded interest receivable of $149,658 related to the $5,000,000 the Company loaned HPII in March 2006.

Stock subscription receivable:

At December 31, 2005, $135,000 is presented as a stock subscription receivable related to 25,000 shares of the Company's common stock that were issued to convertible noteholders.  The $135,000 was written off during the second quarter of 2006 in conjunction with the settlement agreement with the convertible noteholders discussed in Note 4.

Issuances of common stock:

In January 2006, the Company issued 63,457 shares of common stock upon the cashless exercise of warrants to purchase 70,000 shares of common stock.

7.	Income taxes:

Income tax expense for the six months ended June 30, 2006 was $604,000. This amount is primarily related to deferred income tax expense recorded as a result of the Asset Sale in January 2006. This expense represents the use of HPII’s net operating loss carryforwards, as the Company does not have sufficient net operating loss carryforwards available to offset the total taxable gain on the Asset Sale. Accordingly, the Company has recorded a liability to Parent company of $1,589,000 comprised of the 2006 deferred tax expense of $596,000, as well as the 2005 deferred tax expense of $993,000.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

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

GENERAL

FastFunds Financial Corporation (“FFFC”) is a holding company and through January 31, 2006 operated primarily through its wholly-owned subsidiary Chex Services, Inc. (“Chex”). As disclosed in the December 31, 2005 10-K, FFFC also has several other non-operating wholly-owned subsidiaries. FFFC and its subsidiaries are referred to as (the “Company”). The Company is a majority-owned subsidiary of Hydrogen Power International, Inc. (“HPII” or “parent”), a public company, formerly known as Equitex, Inc. As of June 30, 2006, HPII owns and controls 80% of the Company’s outstanding common stock.

On December 22, 2005, FastFunds and Chex entered into an Asset Purchase Agreement (the “APA”) with Game Financial Corporation (“Game”), pursuant to which FastFunds an Chex agreed to sell all of their cash access contracts and certain related assets, which represented substantially all the assets of Chex (the “Asset Sale”). Such assets also represented substantially all of the operating assets of FFFC on a consolidated basis. On January 31, 2006, FFFC and Chex completed the Asset Sale for $14 million pursuant to the APA and received net cash proceeds of $13,710,630 after adjustments for certain transaction related expenses and liabilities assumed by Game.

Additionally, FFFC and Chex entered into a Transition Services Agreement (the “TSA”) with Game pursuant to which FFFC and Chex agreed to provide certain transitional services to Game for the cash-access financial services business. Pursuant to the TSA, FFFC and Chex provided the necessary services for approximately three months and Game paid FFFC $150,000 per month. The TSA expired May 19, 2006, and the Company received $477,500 pursuant to the terms of the TSA.

HPII is currently negotiating the terms of an agreement and series of transactions with the management of HPI that may result in a change in control of HPII’s board of directors and effect a change in HPII’s management. In addition, the negotiations may require HPII to divest all or substantially all of its holdings of equity in FFFC and eliminate all intercompany obligations between HPII and FFFC. As of the date of this quarterly report no agreements have been reached and no assurance can be given that one will be reached.

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2005, 2004 and 2003. The financial statements presented for the three and six months ended June 30, 2006 and 2005 include FFFC and its wholly-owned subsidiaries, which primarily reflect the operations of Chex through the date of the Asset Sale.

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

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2006, net cash used in operating activities was $2,596,973 compared to $396,026 for the six months ended June 30, 2005. Net loss was $548,429 for the six months ended June 30, 2006 compared to $2,517,665 for the six months ended June 30, 2005. The net loss in the current period is a result of a gain on the Asset Sale of $4,145,835 offset by deferred income taxes of $596,000, other expenses of $2,045,470 and other operating losses of $2,052,794.

Net cash provided by investing activities for the six months ended June 30, 2006 was $12,738,245 compared to $46,957 for the six months ended June 30, 2005. Net cash provided by investing activities for the six months ended June 30, 2006, was primarily attributable to the net proceeds received on the Asset Sale of $12,712,784. Net cash provided by investing activities for the six months ended June 30, 2005 was primarily a result of payments received on notes receivable of $305,152 offset by purchases of property and equipment of $247,122.

Net cash used in financing activities for the six months ended June 30, 2006 was $15,290,420 compared to $223,718 for the six months ended June 30, 2005. The significant activity for the six months ended June 30, 2006 included the Company receiving proceeds of $400,000 upon the issuance of notes payable. The Company utilized the proceeds from the Asset Sale, to repay notes payable and long-term debt of $9,054,936, advances of $5,574,069 to HPII and purchased 41,858 shares of HPII common stock for $192,299.

The significant financing activity for the six months ended June 30, 2005 included the Company receiving proceeds of $1,095,000 upon the issuance of notes payable and long-term debt and proceeds from the sale of 82,308 shares of HPII common stock for $243,833. The Company also repaid $1,558,551 of notes payable and long-term debt.

For the six months ended June 30, 2006, cash and cash equivalents decreased by $5,149,148 compared to a decrease in cash and cash equivalents of $572,787 for the six months ended June 30, 2005. Ending cash and cash equivalents at June 30, 2006 was $3,124,105 compared to $7,865,554 at June 30, 2005.

Management believes that the Asset Sale and its plans will provide sufficient resources to fund its 2006 debt payments, and working capital needs, which will consist primarily of meeting its reporting compliance obligations as a SEC issuer, through at least through June 30, 2007.

Other sources available to us that we may utilize include the sale of equity securities, as well as the exercise of outstanding warrants, all of which may cause dilution to our stockholders.

REVENUES

Total revenues for the three and six months ended June 30, 2006 were $180,426 and $2,192,382 and for the three and six months ended June 30, 2005 were $4,572,406 and $8,986,549, respectively. Effective January 31, 2006, the Company sold substantially all of its assets and accordingly, the current six month results reflect fees from providing financial services of $1,714,882, as well as $477,500 of fees received under the TSA from the buyer of the assets.

OPERATING EXPENSES

LOCATION EXPENSES

Chex location expenses for the three and six months ended June 30, 2006 were $(32,392) and $1,200,778, respectively and for the six months ended June 30, 2005 were $3,422,631 and 6,665,370, respectively. The decrease is a result of the sale of substantially all of the assets that were generating revenues and their associated costs at January 31, 2006.

CORPORATE OPERATING EXPENSES

Corporate operating expenses for the three and six months ended June 30, 2006 were $728,453 and $3,036,398, respectively and for the three and six months ended June 30, 2005 were $1,479,376 and $2,914,555, respectively. The expenses were comprised of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Salaries and benefits	$163,686	$485,291	$477,655	$1,074,801
Stock-based compensation	(184,577)
Accounting, legal and consulting	168,716	188,986	1,007,870	457,109
Travel and entertainment	20,597	96,840	48,087	202,280
Advertising		79,875	3,446	89,658
Depreciation and amortization	8,893	344,161	347,095	687,926
Provision for (recovery of) valuation allowances	183,392		183,392	(90,000)
Other	367,746	284,223	968,853	492,781

	$728,453	$1,479,376	$3,036,398	$2,914,555

Corporate operating expenses include Chex’s Minneapolis administrative office which through January 31, 2006, supported the operating locations and was closed on May 31, 2006, and also includes for the three and six months ended June 30, 2005, those expenses associated with FFI’s London and Chicago offices. As of June 2005, the London and Chicago offices have been closed.

Salaries and related costs decreased for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 period primarily as a result of the elimination of the corporate staffing of FFI’s London office, as well as the reduction of the Minneapolis administrative staff during the second quarter of 2006. As of May 31, 2006, the Company vacated that office and will not be incurring any future staffing costs related to the Chex operations.

Accounting, legal and consulting expenses increased for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The increase for the six months ended June 30, 2006 was primarily as a result of an increase in consulting fees of approximately $565,000, for costs associated with the refinancing of investor notes. The costs were comprised of $134,972 of cash, $152,407 of HPII common stock and the issuance of 436,206 FastFunds warrants to purchase common stock at $1.00 per share, valued at $355,000 under the Black-Scholes option pricing method. In addition, FFFC has entered into various consulting agreements with a financial advisor and individuals who provide various consulting services to the Company. These continuing agreements require the Company to pay approximately $15,000 per month.

Travel and entertainment expense decreased for the three and six months ended June 30, 2006 compared to June 30, 2005 primarily as a result of the elimination of travel associated with the closure of the Company’s London and Chicago offices during the second quarter of 2005 and the Minneapolis office in the second quarter of 2006.

In June 2006, the Company decreased the valuation allowance on a customer receivable that previously had been fully provided for. During the quarter ended June 30, 2006, the Company negotiated a settlement with the customer and received $135,000 in July 2006. Additionally, $140,000 is due in January 2007; however, until that amount is received, the Company is still including the $140,000 in its valuation allowance. The valuation allowance on a related party receivable and a note receivable was increased by $205,000 and $50,000, respectively during the quarter ended June 30, 2006. The valuation allowance on the note receivable from the estate of a deceased officer was decreased by $90,000 for the six months ended June 30, 2005. Shares of HPII common stock collateralized the note and the allowance was adjusted accordingly based on the value of the underlying collateral. This note was repaid during 2005.

Other costs included in corporate operating expenses increased for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005. The increase for the six months ended June 30, 2006 was a result of the write-down of $146,553 of property and equipment, and approximately $300,000 of bad debt expense related to the settlement of receiving 1.2 million shares of HPII common stock for amounts owed. Additional increases for the six months ended June 30, 2006 were directors and officers insurance of approximately $50,000, the write-off of a stock subscription receivable of $135,000 as part of a settlement and costs of approximately $130,000 related to the closure of the Minneapolis office.

OTHER INCOME (EXPENSE)

Other income, net for the three months ended June 30, 2006 and 2005 was $881,485 and $949,732, respectively. Other income, net, for the six months ended June 30, 2006 was $2,100,365 compared to an expense of $1,908,289 for the six months ended June 30, 2005. Included in other income for the six months ended June 30, 2006 is the gain recognized on the Asset Sale of $4,145,835. Interest expense for the three and six months ended June 30, 2006 and 2005 is summarized as:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Beneficial conversion features	$(16,597)	$553,656	$586,521	$1,112,336
HPII $5 million note payable	-	67,998	17,533	142,354
Notes payable to individual investors	118,367	309,341	383,915	613,612
Amortization of note discounts	-	111,447	242,377	222,894
Warrants issued	(73,882)	-	73,882
Other		5,725		13,408

	$27,888	$1,048,167	$1,304,228	$2,104,604

Interest income increased to $279,578 for the six months ended June 30, 2006 from $196,315 for the six months ended June 30, 2005. The increase for the six months ended June 30, 2006 was due primarily to the interest income of $149,658 recorded on the $5.0 million HPII Note issued in March 2006. Also included in other expenses for the three and six months ended June 30, 2006, was $670,000 of costs related to the extinguishment of convertible notes payable due from third parties in exchange for the issuance of 180,000 shares of parent company common stock.  In addition, the Company recorded $351,000 of expense related to the settlement of $200,000 of convertible debt.  The settlement terms stipulate a price protection clause whereby HPII must reimburse the former debt holders if the market price of the HPII common stock issued to them in the settlement is below $4.00 per share at the time they sell the stock.  As a result, the Company has recorded a liability due to HPII at June 30, 2006 representing the difference between the market value of the shares issued as of June 30, 2006 and the $4.00 stated in the settlement agreement.

INCOME TAX EXPENSE

Income tax expense for the six months ended June 30, 2006 was $604,000 compared to $16,000 for the six months ended June 30, 2005. There was an income tax benefit of $424,000 and an expense of $8,000 for the three months ended June 30, 2006 and 2005, respectively. The 2006 amount is primarily related to $596,000 the Company recorded as deferred income tax expense as a result of the Asset Sale in January 2006. This expense represents the use of HPII’s net operating losses, as the Company does not have sufficient loss carryforwards available to offset the total taxable gain on the Asset Sale.

CONTRACTUAL OBLIGATIONS

No material changes outside the ordinary course of business during the quarter ended June 30, 2006.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), Share-Based Payment, which addresses the accounting for share-based compensation transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. The Company adopted SFAS No. 123(R) on January 1, 2006. The adoption of this standard did not have an impact on the Company’s results of operations as no options were issued during the six months ended June 30, 2006 and all options outstanding prior to the adoption of SFAS 123(R) by the Company very fully-vested. Depending on the number and terms of options that may be granted in future periods, the implementation of this standard could have a material impact on the Company’s financial position and results of operations.

ITEM THREE
QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and a decline in the stock market. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company has limited exposure to market risk related to changes in interest rates. Other than its investment in HPII common stock, the Company does not currently invest in equity instruments of public or private companies for business or strategic purposes.

The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiary are exposed relate to interest rates on debt. The Company has only fixed rate debt at June 30, 2006 and December 31, 2005 as follows:

	June 30,	December 31,
Contractual obligation	2006	2005	Interest rate

Notes payable	$ 3,659,061	$11,301,497	Fixed 9% - 15%
Convertible promissory notes		3,738,936	Fixed 7%
Convertible promissory notes		1,362,500	Fixed 5% - 9.5%
Operating lease obligations		84,247	Fixed 6.5% - 7%
Debt outstanding, before
note discounts	$ 3,659,061	$16,487,180

As most of the Company's average outstanding indebtedness is renewed annually and carries a fixed rate of interest, a change in interest rates is not expected to have a material impact on the consolidated financial position, results of operations or cash flows of the Company during the year ending December 31, 2006.

ITEM FOUR
DISCLOSURE CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Acting Chief Executive Financial Officer (the "CEFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEFO has concluded that the Company's current disclosure controls and procedures, as designed and implemented, were effective. There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, the Company took no corrective measures.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

 Refer to Note 5 of the Condensed Consolidated Financial Statements

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

  None.

Item 4.  Submission of Matters to a Vote of Security Holders

  None.

Item 5.  Other Information

  None.

Item 6.  Exhibits

Exhibit Number	Description

10.1
Settlement Agreement effective as of May 10, 2006, by and among FastFunds Financial Corporation, Inc., a Nevada corporation (“FastFunds”), and Equitex, Inc. (“Equitex”), on the one hand; and the following holders of certain notes: MBC Global, Corporate Capital, Inc., Carolyn Companies, Moore Investments, Inc., Paul A. Moore, Kathy Moore, Kevin F. Flynn, as Trustee of the Kevin F. Flynn June 1992 Non-Exempt Trust, European American Perinvest Group Bermuda., Fritz Voelker, John Eric Landry, Colin P. Markey, Sherie Swiontek, Mark Savage and Daniel Ryweck. (Filed herewith)

10.2
Settlement Agreement effective as of May 10, 2006, by and among FastFunds Financial Corporation, Inc., a Nevada corporation, on the one hand; and the following holders of certain notes: Gary Fears, Joseph Scoby, Debra Senglaub, Jeffrey Senglaub, Paul Moore [or Moore Investments, Inc., an Illinois corporation], and Anglo Irish Bank, Inc. (Filed herewith)

10.3
Escrow Agreement made as of May 10, 2006, by and among FastFunds Financial Corporation, Equitex, Inc. and MBC Global, LLC, an Illinois limited liability company, Corporate Capital, Inc., Carolyn Companies, Moore Investments, Inc., Paul A. Moore, Kathy Moore, Kevin F. Flynn, as Trustee of the Kevin F. Flynn June 1992 Non-Exempt Trust, European American Perinvest Group Bermuda., Fritz Voelker, John Eric Landry, Colin P. Markey, Sherie Swiontek, Mark Savage and Daniel Ryweck and Baum and Gustafson, P.C. (Filed herewith)

31.1	CEO and CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.1	CEO and CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FastFunds Financial Corporation
(Registrant)

Date: August 18, 2006	By: /s/ Michael S. Casazza
Michael S. Casazza
Chief Executive and Financial Officer