Form 10-Q
period 2006-09-30
FASTFUNDS FINANCIAL CORP
filed 2006-11-14
CIK 779956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2006

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

Number of shares of common stock outstanding at November 13, 2006: 15,494,473

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,933,908	$8,273,253
Accounts receivable, net		163,044
Prepaid and other assets		387,994
Deferred tax assets		1,874,000
Current portion of notes, advances and interest receivable (Note 3)		75,461

Total current assets	1,933,908	10,773,752

Notes and interest receivable, related parties (Note 3)		268,390
Property and equipment, net	16,816	1,077,802
Intangible and other assets, net	200	2,183,902
Goodwill		5,636,000

	17,016	9,166,094
	$1,950,924	$19,939,846

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Checks issued in excess of cash in bank	$89,556	$1,105,379
Accounts payable	332,275	430,873
Accounts payable, parent company (Notes 4, 5 and 7)	1,981,573
Accrued expenses	458,871	2,353,060
Convertible and other promissory notes and current portion of long-term
debt (Note 4)	3,404,061	14,605,472

Total current liabilities	6,266,336	18,494,784

Long-term debt, net of current portion (Note 4)		1,639,331
Deferred tax liability		2,867,000

		4,506,331

	6,266,336	23,001,115

Commitments and contingencies (Notes 4 and 5)

Stockholders' deficiency (Note 6):
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding
Common stock, $.001 par value; 250,000,000 shares authorized;
15,494,473 (2006) and 10,513,672 (2005) shares isssued and outstanding	15,495	10,514
Additional paid-in capital	19,528,730	14,812,356
Stock subscription receivable		(135,000)
Investment in parent company	(6,225,878)	(14,905)
Notes, advances and interest receivable, related parties	(6,165,787)	(6,990,700)
Accumulated deficit	(11,467,972)	(10,743,534)
Total stockholders' deficiency	(4,315,412)	(3,061,269)
	$1,950,924	$19,939,846

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Fee revenue		$$4,980,376	$1,714,882	$13,966,925
Other income			477,500

Total revenue		4,980,376	2,192,382	13,966,925

Location expenses (income):
Fees to casinos		1,770,161	557,415	4,855,390
Salaries and benefits		780,873	303,489	2,361,750
Processing fees	$16,528	634,590	230,889	1,542,162
Returned checks (collected)	(3,826)	84,708	(11,362)	417,880
Other	(406)	372,885	132,643	1,131,405

Total location expenses	12,296	3,643,217	1,213,074	10,308,587

Location gross (loss) margin	(12,296)	1,337,159	979,308	3,658,338

Selling, general and administrative	394,712	1,909,275	3,431,110	4,823,830

Loss from operations	(407,008)	(572,116)	(2,451,802)	(1,165,492)

Other income (expense):
Gain on sale of assets (Note 1)			4,145,835
Interest expense, including related party interest for the
three months of $0 (2006) and $68,462 (2005) and for
the nine months of $17,533 (2006) and $217,122 (2005)	(59,086)	(869,007)	(1,363,314)	(2,973,611)
Loss on debt extinguishment	(100,000)		(1,121,000)
Interest income, including related party interest for the
three months of $125,000 (2006) and $96,951 (2005)
and for the nine months of $274,657 (2006) and
$293,069 (2005)	151,758	97,067	431,516	293,382

Total other (expense) income	(7,328)	(771,940)	2,093,037	(2,680,229)

Loss before income taxes	(414,336)	(1,344,056)	(358,765)	(3,845,721)
Income tax benefit (expense) (Note 7)	238,327	(8,000)	(365,673)	(24,000)

Net loss	$(176,009)	$(1,352,056)	$(724,438)	$(3,869,721)

Basic and diluted net loss per share	$(0.01)	$(0.13)	$(0.05)	$(0.37)

Weighted average number of common shares outstanding:
Basic and diluted	15,494,473	10,513,672	14,879,683	10,479,718

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)

	Common stock		Additional paid-in	Stock subscription	Investment in parent	Notes, advances and interest receivable, related	Accumulated	Total stockholders'
	Shares	Amount	capital	receivable	company	parties	deficit	deficiency

Balances, January 1, 2006	10,513,672	$10,514	$14,812,356	$(135,000)	$(14,905)	$(6,990,700)	$(10,743,534)	$(3,061,269)

Issuance of common stock upon cashless
exercise of warrants (Note 6)	63,457	64	(64)

Increase in notes and advances receivable due
from related parties, net (Note 6)						(193,761)		(193,761)

Warrants issued for services (Note 5)			355,000					355,000

Conversion of parent company note and interest
payable to common stock (Note 4)	4,717,344	4,717	4,335,238					4,339,955

Issuance of 200,000 shares of common stock
in settlement (Note 4)	200,000	200	(200)

Receipt of parent company common stock in
satisfaction of notes, advances and interest
receivable (Note 6)					(6,144,000)	6,144,000

Issuance of note to parent company
(Notes 1 and 6)						(5,000,000)		(5,000,000)

Amount due from parent company-stock
protection agreement (Note 6)					125,326	(125,326)

Write off of stock subscription receivable
(Note 6)				135,000				135,000

Repricing of warrants and extension of
expiration (Note 4)			26,400					26,400

Purchase of parent company common stock
(Note 6)					(192,299)			(192,299)

Net loss							(724,438)	(724,438)

Balances, September 30, 2006	15,494,473	$15,495	$19,528,730	$	$(6,225,878)	$(6,165,787)	$(11,467,972)	$(4,315,412)

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

	2006	2005

Net loss	$(724,438)	$(3,869,721)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for (recovery of) losses on note receivable, including bad
debt expense	618,184	(89,159)
Depreciation and amortization	506,730	1,429,857
Stock-based compensation for services	355,000	9,500
Loss on debt extinguishment	1,121,000
Non-cash interest expense	702,772	94,842
Amortization of discount on convertible promissory notes payable
related to beneficial conversion features		1,588,729
Deferred income tax expense	359,000
Gain on sale of assets (Note 1)	(4,145,835)
Decrease (increase) in operating assets, net of asset sale (Note 1):
Accounts receivable	163,044	687,067
Interest and other receivables	(281,340)	(512,313)
Prepaid and other assets	40,954	186,198
Increase (decrease) in liabilities:
Accounts payable	(28,798)	140,547
Accounts payable, parent company	(672,428)
Accrued expenses	(1,746,163)	580,510

Net cash (used in) provided by operating activities	(3,732,318)	246,057

Cash flows from investing activities:
Purchases of property and equipment		(564,568)
Repayments on notes receivable	160,461	813,064
Proceeds received from asset sale, net of costs (Note 1)	12,712,784
Advances on notes receivable		(11,073)

Net cash provided by investing activities	12,873,245	237,423

Cash flows from financing activities:
Decrease in checks issued in excess of cash in bank	(1,015,823)
Borrowings on notes and loans payable	400,000	1,751,000
Repayments on notes and loans payable	(9,309,936)	(1,997,105)
Repayments on long-term debt		(689,716)
Purchase of parent company common stock	(192,299)
Proceeds from sale of parent common stock		243,833
Repayment on notes and advances receivable, related parties	212,555
Payment of deferred loan costs		(4,000)
Purchase of FFFC warrants from parent		(50,000)
Notes and advances to related parties	(5,574,769)	(108,277)

Net cash used in financing activities	(15,480,272)	(854,265)

(Continued)

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

	2006	2005

Decrease in cash and cash equivalents	$(6,339,345)	$(370,785)
Cash and cash equivalents, beginning of period	8,273,253	8,438,341

Cash and cash equivalents, end of period	$1,933,908	$8,067,556

Supplemental disclosure of cash flow information:

Cash paid for interest	$1,218,720	$954,809

Cash paid for income taxes	$3,938	$23,851

Supplemental disclosure of non-cash investing and financing activities:

Conversion of parent company note payable and accrued interest to
common stock	$3,905,960

Receipt of parent company common stock in satisfaction of notes,
advances and interest receivable	$6,144,000

Issuance of parent company common stock by parent company to
third parties in satisfaction of notes and interest payable	$286,037	$95,193

Return and retirement of common stock in exchange for stock
subscription receivable		$81,000

Purchase of FFFC warrants from parent company in exchange for
reduction in related party note receivable		$47,500

Accounts payable allocated to parent company related to legal fees
in the iGames litigation		$96,427

Reclassification of iGames note receivable and accrued interest to
receivable due from parent company due to indemnification		$1,815,352

Fixed assets sold to third party in exchange for extinguishment of debt		$152,000

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

1.	Business and organization, basis of presentation, asset sale and management’s plans:

Business and organization:

FastFunds Financial Corporation (“FFFC” or the “Company”) is a holding company, and through January 31, 2006, operated primarily through its wholly-owned subsidiary Chex Services, Inc. (“Chex”). As disclosed in the December 31, 2005 Form 10-K, FFFC also has several other non-operating wholly-owned subsidiaries. FFFC and its subsidiaries are referred to as (the “Company”). The Company is a majority-owned subsidiary of Hydrogen Power, Inc. (“HPII” or the “Parent”), a public company, formerly known as Equitex, Inc. and Hydrogen Power International, Inc. As of September 30, 2006, HPII owns and controls 80% of the Company’s outstanding common stock. On September 25, 2006, the Parent merged its wholly-owned subsidiary Hydrogen Power, Inc. (“HPI”) with and into HPII, with HPII remaining as the surviving corporation to the merger. In connection with the merger, HPII changed its name to Hydrogen Power, Inc.

Chex, a Minnesota corporation, provided financial services prior to the sale of substantially all of Chex’s assets, which primarily consisted of check cashing, automated teller machine (ATM) access, and credit card advances to customers primarily at Native American owned casinos and gaming establishments (the “Asset Sale”).

Basis of presentation:

Unaudited financial statements:

The condensed consolidated balance sheet as of September 30, 2006, the condensed consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005, the condensed consolidated statement of stockholders’ deficiency for the nine months ended September 30, 2006, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for all stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (SEC) on April 6, 2006. Due to the sale of substantially all of the Company’s assets in January 2006, the historical results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of future operating results for the full year.

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

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

1.	Business and organization, basis of presentation, asset sale and management’s plans (continued):

Asset Sale (continued):

On March 14, 2006, FFFC loaned HPII $5 million of the total proceeds from the Asset Sale for one year at 10% per annum interest (Note 6). Based on management’s evaluation of repayment intentions, and in consideration of SEC Staff Accounting Bulletin (“SAB”) Topic 4-E regarding receivables from affiliates, the total face value amount is presented as a reduction of stockholders’ equity at September 30, 2006.

Additionally, FFFC and Chex entered into a Transition Services Agreement  (the “TSA”) with Game pursuant to which FFFC and Chex agreed to provide certain services to Game to ensure a smooth transition of the sale of the cash-access financial services business. Pursuant to the TSA, FFFC and Chex provided the necessary services for approximately three months and Game paid FFFC $150,000 per month. The TSA terminated May 19, 2006, and as a result FFFC recorded $477,500 of other income pursuant to the agreement for the nine months ended September 30, 2006.

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

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Revenues			$ 477,500	$ 477,500

Net loss	$ (403,000)	$(2,682,000)	(5,007,000)	(7,027,000)

Basic and diluted loss per common share	(0.03)	(0.26)	(0.34)	(0.67)

Shares used in per share calculation	15,494,473	10,513,672	14,879,683	10,479,718

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

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

1.	Business and organization, basis of presentation, asset sale and management’s plans (continued):

Management’s plans (continued):

renewals of its existing casino contracts, or to obtain contracts with new customers, and the difficulty encountered in attracting and retaining experienced employees, the Company decided to complete the Asset Sale.

HPII is currently negotiating the terms of an agreement and series of transactions with the management of HPI that may result in a change in control of HPII’s board of directors and effect a change in HPII’s management. In addition, the negotiations may require HPII to divest all or substantially all of its holdings of equity in FFFC and eliminate all obligations between HPII and FFFC. As of the date of this quarterly report, no agreements have been reached and no assurance can be given that one will be reached.

Management believes that the Asset Sale and its plans will provide sufficient resources to fund the Company’s 2006 debt payments and working capital needs, which will consist primarily of payment of salaries and expenses necessary to meet its reporting compliance obligations as a SEC issuer, through September 2007.

The Company also evaluates, on an ongoing basis, potential business acquisition/restructuring opportunities that become available from time to time, which management considers in relation to its corporate plans and strategies.

2.	Summary of significant accounting policies:

Notes receivable:

The Company has made advances to various third parties, as well as officers, affiliates and employees of the Company under various loan agreements (Notes 3 and 6). The advances made to officers were made prior to the acquisition of Chex by HPII in December 2001. Certain of these loans are collateralized by HPII common stock, including registered and unregistered shares. The Company’s allowance for doubtful notes receivable is adjusted based on the value of the underlying collateral, among other factors. Due to the level of risk associated with this common stock, it is reasonably possible that change in the value of the common stock will occur in the near term and that such changes could materially affect the value of the collateral underlying the notes. After all attempts to collect a note receivable have failed, the note receivable is written-off against the allowance. Based on management’s evaluation of repayment intentions, and in consideration of SAB Topic 4-E, $480,166 and $485,936 of the total face value amount is presented as a reduction of stockholders equity at September 30, 2006 and December 31, 2005, respectively.

Investment in Parent:

At September 30, 2006 and December 31, 2005, the Company has an investment in common stock of its Parent, HPII (Note 6). The Company presents its investment in HPII common stock as a component of stockholders’ equity at cost in a manner similar to treasury stock. This presentation is based upon the Company’s consideration of the provisions of Emerging Issues Task Force (“EITF”) Issue No. 98-2, Accounting by a Subsidiary or Joint Venture for an Investment in the Stock of its Parent Company or Joint Venture Partner. This EITF discusses that in the separate financial

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

2.	Summary of significant accounting policies:

Investment in Parent (continued):

statements of a subsidiary; an investment in the common stock of a parent whose only significant asset is its investment in the subsidiary is essentially the same as stock of the subsidiary and should be classified as a reduction to stockholders’ equity.

Stock based compensation:

During the first quarter of fiscal 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123 - revised 2004 (“SFAS 123R”) “Share-Based Payment” which replaced Statement of Financial Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. There were no options granted during the three and nine months ended September 30, 2006, and all options granted prior to the adoption of SFAS 123(R) were fully-vested. As a result, no stock option expense was required to be recorded in 2006.

During the nine months ended September 30, 2005, the Company granted to officers and directors 385,000 options to purchase shares of common stock at an exercise price of $1.10 per share (the market value of the common stock on the date of the grant).

Had compensation cost for stock based awards issued to employees, officers and directors been determined based on the fair values at the grant dates for awards under the plans consistent with the fair value recognition provision of SFAS No. 123, the Company’s results would have been changed to the pro forma amounts indicated below:

	Three months ended September 30, 2005	Nine months ended September 30, 2005

Net loss	$ (1,352,056)	$ (3,869,721)

ADD: Stock-based employee compensation expense included in reported net loss	9,500	9,500

DEDUCT: Total stock-based compensation expense determined under fair value based method for all awards	(191,500)	(191,500)

Pro forma net loss	$ (1,534,056)	$ (4,051,721)

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

2.	Summary of significant accounting policies (continued):

Stock based compensation (continued):

	Three months ended September 30, 2005	Nine months ended September 30, 2005

Net loss per share:

Basic and diluted - as reported	$ (0.13)	$ (0.37)

Basic and diluted - pro forma	$ (0.15)	$ (0.39)

The fair value of options granted to purchase FFFC common stock were estimated on the date of the grant using Black-Scholes option pricing model with the following assumptions used for the grants during the three and nine months ended September 30, 2005.

Expected dividend yield	0
Expected stock price volatility	111%
Risk fee interest rate	2.0%
Expected life of options	1 year

The Company has a Stock Option Plan which permits the grant of shares to attract, retain and motivate employees, directors and consultants of up to 1.8 million shares of common stock. Options are generally granted with an exercise price equal to the Company’s market price of its common stock on the date of the grant and vest immediately upon issuance. All options outstanding at September 30, 2006 are fully-vested and exercisable. A summary of outstanding balances at January 1, and September 30, 2006 is as follows:

		Weighted-	Weighted-	Aggregate
		average	average	intrinsic
	Options	exercise price	remaining life	value

Outstanding at January 1, 2006 and September 30, 2006	385,000	$1.10	9 years	$0

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

Net income (loss) per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants and common stock underlying convertible promissory notes at September 30, 2006 and 2005 total 2,443,280 and 6,651,148, respectively. Stock options, warrants, and common stock underlying convertible promissory notes are not considered in the calculation for the three and nine month periods ended

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

2.	Summary of significant accounting policies (continued):

Net income (loss) per share (continued):

September 30, 2006 and 2005, as the impact of the potential common shares would be to decrease loss per share. Therefore, diluted loss per share for the three and nine months ended September 30, 2006 and 2005 is equivalent to basic loss per share.

Recently issued accounting pronouncements:

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact the adoption of FIN 48 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the SEC issued SAB No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. SAB 108 is effective for fiscal years ending after November 15, 2006. Management does not believe the adoption of SAB No. 108 will have an impact on its consolidated financial statements.

3.	Notes and interest receivable:

Notes and interest receivable at September 30, 2006 and December 31, 2005, consist of the following:

	September 30,	December 31,
	2006	2005

Notes receivable; non-interest bearing; net of $256,316 discount; imputed interest rate of 12%; collateralized by mortgages on three parcels of real property in Florida; a valuation allowance of $201,500 and $336,500 has been recorded against this receivable at September 30, 2006 and December 31, 2005, respectively; $135,000 was received in July 2006	$201,500	$336,500

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

3.	Notes and interest receivable (continued):

	September 30,	December 31,
	2006	2005

Notes receivable from Equitex 2000, Inc., an affiliate of HPII; a valuation allowance of $205,000 has been recorded against this receivable at September 30, 2006	205,000	205,000

Note receivable; interest at 10%; matured November 2005; currently in default; a valuation allowance of $50,000 has been recorded against this receivable at September 30, 2006	50,000	50,000

Notes receivable from various Chex employees		25,461

	456,500	616,961

Interest receivable, Equitex 2000, Inc.; a valuation allowance of $63,392 has been recorded against this receivable at September 30, 2006	63,392	63,390
Less valuation allowance	(519,892)	(336,500)
Less current maturities		(75,461)

Notes and interest receivable, long-term	$-	$268,390

4.	Convertible and other promissory notes and long-term debt:

Convertible and other promissory notes and long-term debt at September 30, 2006 and December 31, 2005, consist of the following:

	September 30,	December 31,
	2006	2005

Notes payable to individual investors	$3,404,061	$11,301,497

Convertible promissory notes [A]		1,362,500

Note payable to HPII, net of discount of $242,377 [B]		3,496,559

Obligations under capital leases		84,247

Less current portion	(3,404,061)	(14,605,472)

Long-term debt, net of current portion	$-	$1,639,331

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

4.	Convertible and other promissory notes and long-term debt (continued):

[A] In December 2004, the Company issued an aggregate of $1,774,064 of unsecured convertible promissory notes (the “Convertible Notes”) with various note holders (the “Holders”). The Convertible Notes carried a stated interest rate of 9.5% per annum, had a nine month original term and were convertible at the Holder’s option, including any unpaid interest into shares of FFFC common stock at $1.00 per share commencing on the due date. The Holders also received warrants to purchase 1,774,064 shares of FFFC common stock at an exercise price of $2.00 per share. During the year ended December 31, 2005, the Company repaid $611,564 of these Convertible Notes. Through September 30, 2006, the Company repaid an additional $1,012,500 of these Convertible Notes. In consideration of not meeting the original payment term on certain amounts, the Company agreed to issue 200,000 shares of its common stock to the Holders. The Holders also agreed to surrender 800,000 of the warrants originally received to purchase 800,000 shares of common stock. The value of the 200,000 shares of common stock issued did not exceed the value of the 800,000 warrants at the time of the exchange and accordingly, no additional expense was recorded.

In May 2006, FFFC and HPII negotiated a settlement regarding the remaining $150,000 of these Convertible Notes, whereby HPII issued 42,182 shares of its common stock to the Holders in exchange for payment of the Convertible Notes. The fair market value of the 42,182 shares of common stock issued by HPII was $212,155, and accordingly, $62,155 is included in interest expense for the nine months ended September 30, 2006. HPII also issued warrants to purchase 21,091 shares of its common stock at $5.10 per share, expiring three years after the date of issuance. The warrants were valued at $73,882 based on the Black-Scholes option-pricing model, which is included in interest expense for the nine months ended September 30, 2006. Additionally, the Company agreed to lower the exercise price of the warrants to purchase 300,000 shares of its common stock from $2.00 to $1.75 per share. As a result of this reduction in the exercise price, the Company recognized an additional $26,400 of interest expense for the nine months ended September 30, 2006.

As of December 31, 2005, the Company also had $200,000 of outstanding convertible promissory notes issued in June 2004. These notes carried interest at 5% per annum, and unless converted, were due in April 2007. The notes were convertible into shares of FFFC common stock at $0.10 per share based on certain criteria. In May 2006, HPII negotiated a settlement regarding these convertible notes, whereby HPII issued 180,000 shares of its common stock. The fair market value of the 180,000 shares of common stock issued by HPII as of the date of the settlement was $870,000 and accordingly, an additional $670,000 was recognized as a loss on extinguishment of debt (included in other expenses) for the nine months ended September 30, 2006. The settlement terms stipulate a price protection clause whereby HPII must reimburse the former debt holders if the market price of the HPII common stock issued to them in the settlement is below $4.00 per share at the time they sell the stock.  As a result, the Company has recorded a liability due to HPII at September 30, 2006 of $432,000 and expenses of $81,000 and $432,000 for the three and nine months ended September 30, 2006, respectively, representing the difference between the market value of the shares issued as of September 30, 2006 and the $4.00 stated in the settlement agreement. Pursuant to the terms of the settlement agreement, HPII is required to file a registration statement covering the resale of these shares of common stock and to use its best efforts to cause the same to be effective on or before June 26, 2006.  HPII is in the process of registering these shares,.  However, as the registration has not yet been declared effective, the Company has incurred certain liquidating damages per the terms of the settlement agreement. Accordingly, $19,000 has been recorded as a liability and is included in loss on debt extinquishment as of and for the three and nine months ended September 30, 2006.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

4.	Convertible and other promissory notes and long-term debt (continued):

[B] In March 2004, HPII issued an aggregate of $5,000,000 of convertible promissory notes (the “Whitebox Notes”) to Pandora Select Partners, L.P. and Whitebox Hedged High Yield Partners, L.P. (the “Lenders”). Concurrently with the Whitebox Note financing, HPII loaned the borrowed proceeds to Chex (the “HPII Note”) under terms identical to the Whitebox Notes. The Whitebox Notes are collateralized by all of the assets of Chex, HPII’s stock ownership in the Company and the HPII Note. In January 2006, the Company issued 4,717,344 shares of its common stock to HPII in exchange for the outstanding balance and accrued interest in the aggregate amount of $3,905,960. The shares were valued at $0.83 per share, which represented a 10% discount to the closing price on the conversion date. Accordingly, additional interest expense of $433,995 was recorded on the date of conversion resulting from this discount.

5.	Commitments and contingencies:

Executive compensation:

In July 2005, the Company’s Board of Directors authorized a proposal for a stock-based compensation plan (the “Plan”) for the Company’s CEO. In August 2005, the Board of Directors retained an independent consultant to review the Plan for reasonableness. As a result of that review, in September 2005, the Board of Directors approved the Plan, which consists of the following: i) a fully-vested warrant to purchase up to 125,000 shares of the Company’s $.001 par value common stock for a period of three years at an exercise price of $1.81 per share (the 10 day average market price of the stock from the date of the proposal); ii) a number of shares of common stock of the Company based on 5% of the increase in the market value of the Company’s common stock on an annual basis, with the exception of the first payment, which shall be for the period from July 1, 2005 to December 31, 2005; and, iii) a grant of 125,000 fully-vested options under FFFC’s 2004 Stock Option Plan. Each option has an exercise price of $1.10 (the market value of the common stock on the date of grant) with an expiration of September 2015. No compensation expense has been recorded for the nine months ended September 30, 2006 under the Plan, as the market value of the Company’s common stock has not increased from January 1, 2006.

Board of directors’ compensation:

In September 2005, the Board of Directors authorized a new compensation plan for the Company’s directors, which includes the grant of 30,000 options to each director on an annual basis, as well as annual compensation of $25,000 to each director, to be paid monthly. Accordingly, in September 2005, 60,000 options were granted with an exercise price of $1.10 per share (the market value of the common stock on the date of the grant) for services provided during 2004 and 2005 and cash compensation of approximately $29,200 was paid to each director for the period of July 2004 through August 30, 2005. Additionally, the Company’s Secretary was granted 20,000 options at $1.10 per share (the market value of the common stock on the date of the grant). All options are fully-vested at the date of grant. Beginning with the monthly fee due September 1, 2006, the Board of Directors temporarily suspended the monthly payment. Accordingly, $25,000 and $75,000 has been recorded as expense for the three and nine months ended September 30, 2006 and $8,333 is included in accrued liabilities on the September 30, 2006 balance sheet.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

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

Consulting agreements:

In February 2006, the Company entered into a consulting agreement with a financial advisor (a former officer of the Company) to provide assistance to the Company in the placement of debt or equity financing with prospective investors. The term of the agreement is for three years, but can be terminated at any time by either party with 60 days notice. The advisor is to be compensated if the advisor is successful in completing a debt or equity financing for or on behalf of the Company. Through September 2006, the financial advisor assisted the Company in restructuring and or obtaining $3,404,061 of investor notes. Pursuant to the agreement, the advisor was paid $134,972 and received 75,000 shares of HPII common stock, valued at $224,215, of which $71,808 (included in due to parent company) and $224,215 are included in general and administrative expenses for the three and nine months ended September 30, 2006, respectively.

In addition, the advisor received warrants to purchase up to 436,206 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants were valued at $355,000 based upon the Black-Scholes option-pricing model which was included in selling, general and administrative expenses for the nine months ended September 30, 2006.

In conjunction with the Asset Sale, a FFFC officer signed a five-year non-compete agreement with the buyer and also signed a release, waiving his right to any future commissions that he was previously entitled to. The Company agreed to compensate the officer $100,800 annually, over the five-year term of the non-compete agreement. Such compensation is to be applied to reduce the loan and interest receivable from the officer. If the officer breaches his non-compete agreement, the officer is no longer entitled to compensation and will be liable for any amount remaining on the loan

Accordingly, during the three and nine months ended September 30, 2006, the Company recorded consulting expenses of $25,200 and $67,200, respectively and the interest and note receivable from an officer has been reduced by $67,000, for the nine months ended September 30, 2006.

6.	Stockholders’ deficiency:

Investment in Parent:

At September 30, 2006 and December 31, 2005, the Company has an investment in HPII common stock. This investment is presented as a component of stockholders’ equity at cost in a manner similar to that of treasury stock. The following table summarizes the activity of this investment:

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

6.	Stockholders’ equity (continued):

Investment in Parent (continued):

	Nine months ended		Year ended
	September 30, 2006		December 31, 2005

Beginning balances	4,178	$14,905	86,486	$308,488
Shares purchased	41,858	192,299
Shares received in satisfaction of
notes, advances and interest payable	1,200,000	6,144,000
Share price guaranty from HPII [A]		(125,326)
Shares sold			(82,308)	(293,583)

Ending balances	1,246,036	$6,225,878	4,178	$14,905

Sales of HPII common stock are accounted for based on the weighted-average cost of the total shares outstanding, and the difference between the sales price and cost of the shares sold is classified as additional paid-in capital.

[A] HPII has agreed to reimburse the Company for any losses incurred in the purchase of any shares of parent company common stock acquired after April 1, 2006. As of September 30, 2006, the cost of the shares acquired was $125,326 below the market price. Therefore, the Company reduced the value of its investment in HPII and increased its receivable due from HPII (see below) by $125,326 as of September 30, 2006.

Notes, advances and interest receivable from related parties:

Chex has notes receivable due from HPII and Denaris under various loan agreements. In addition, Chex has made advances to HPII and Denaris to fund their operations. In accordance with SEC SAB No. 79, Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lessor Business Components of Another Entity, certain expenses paid by Chex on behalf of HPII have been debited (charged) to the receivables. These transactions include the allocation of certain debt extinguishment costs through issuance of HPII common stock and warrants from HPII to Chex. The balances are presented as a reduction of stockholders’ equity on the accompanying condensed consolidated balance sheets.

The following table summarizes the activity for the year ended December 31, 2005 and for the nine months ended September 30, 2006:

	September 30,	December 31,
	2006	2005

Beginning principal balances	$6,070,785	$4,189,816
Loan to HPII	5,000,000
Cash advances	424,310
Issuance of HPII warrants to third party for settlement of Chex obligation	73,882
Share price guaranty from HPII	125,326
Amount due from HPII under indemnification		1,815,352
Chex cash disbursements and accounts payable allocated to HPII, Denaris and FFFC officer	459	208,270
Cash repayments	(400)

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

6.	Stockholders’ equity (continued):

Notes, advances and interest receivable from related parties (continued):

	September 30,	December 31,
	2006	2005

Consulting fees applied to officer receivable	(6,134)
Purchase by Chex of FFFC warrants owned by HPII		(47,500)
Issuance of HPII common stock to third parties for settlement of Chex obligation	(212,155)	(95,153)
Receipt of HPII common stock in payment of receivables as of January 31, 2006, from HPII and Denaris	(5,584,944)

Ending principal balances [A]	5,891,129	6,070,785

Interest receivable, including interest from a director of FFFC of $61,066 at December 31, 2005, and from parent company (and its subsidiary) of $274,658 and $858,849 at September 30, 2006 and December 31, 2005, respectively [B]	274,658	919,915

Ending principal and interest balances	$6,165,787	$6,990,700

 In March 2006, HPII issued 1,200,000 shares of its common stock in full settlement of amounts due from HPII and Denaris as of February 22, 2006. During the nine months ended September 30, 2006, the Company advanced $424,310 to HPII in consideration for HPII to issue shares of its common stock to satisfy a FastFunds debt and interest obligation to various third parties. In May 2006, HPII issued 42,182 shares of its common stock valued at $212,155 and the balance of $212,155 is included in the above HPII balance owed. In addition, HPII also agreed to issue warrants to purchase shares of its common stock valued at $147,764. HPI issued 21,091 warrants to the same third parties to purchase 21,091 shares of its common stock. The warrants were valued at $73,882 and the balance of $73,882 is included in the above. The notes receivable from an officer of FFFC are due on demand and the Company is no longer accruing interest on these notes due to non performance and related uncertainty as to collection. The notes are collateralized by unregistered shares of HPII common stock.

[A] The principal balance at September 30, 2006 and December 31, 2005 are as follows:

	September 30,	December 31,
	2006	2005

HPII	$5,410,963	$4,480,490
Denaris		1,104,359
FFFC officer	480,166	485,936

	$5,891,129	$6,070,785

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

6.	Stockholders’ equity (continued):

Notes, advances and interest receivable from related parties (continued):

[B] The above interest receivable at September 30, 2006, is net of a payment of $559,056 in shares of HPII common stock, as well as a reduction of $299,794 (included in selling, general and administrative expense for the nine months ended September 30, 2006) as a result of the 1,200,000 shares of HPII common stock that the Company received having less market value than the carrying value of the notes and interest receivable. Additionally, the Company reduced the interest receivable by $61,066 during the nine months ended September 30, 2006 pursuant to a consulting agreement with a director of FFFC. Lastly, during the nine months ended September 30, 2006, the Company recorded interest receivable of $274,658 related to the $5,000,000 the Company loaned HPII in March 2006.

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

Income tax expense for the nine months ended September 30, 2006 was $365,673. This amount is primarily related to deferred income tax expense recorded as a result of the Asset Sale in January 2006. This expense represents the use of HPII’s net operating loss carryforwards, as the Company does not have sufficient net operating loss carryforwards available to offset the total taxable gain on the Asset Sale. Accordingly, the Company has recorded a liability to Parent company of $1,352,000 comprised of the 2006 deferred tax expense of $359,000, as well as the 2005 deferred tax expense of $993,000.

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

GENERAL

FastFunds Financial Corporation (“FFFC”) is a holding company and through January 31, 2006 operated primarily through its wholly-owned subsidiary Chex Services, Inc. (“Chex”). As disclosed in the December 31, 2005 10-K, FFFC also has several other non-operating wholly-owned subsidiaries. FFFC and its subsidiaries are referred to as (the “Company”). The Company is a majority-owned subsidiary of Hydrogen Power, Inc. (“HPI” or “parent”), a public company, formerly known as Equitex, Inc. and Hydrogen Power International, Inc. As of September 30, 2006, HPII owns and controls 80% of the Company’s outstanding common stock.

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

On March 14, 2006, FFFC loaned HPII $5 million of the total proceeds from the Asset Sale for one year at 10% per annum interest. Based on management’s evaluation of repayment intentions, and in consideration of SEC Staff Accounting Bulletin (“SAB”) Topic 4-E regarding receivables from affiliates, the total face value amount is presented as a reduction of stockholders’ equity at September 30, 2006.

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

HPII is currently negotiating the terms of an agreement and series of transactions that may result in a change in control of HPII’s board of directors and effect a change in HPII’s management. In addition, the negotiations may require HPII to divest all or substantially all of its holdings of equity in FFFC and eliminate all intercompany obligations between HPII and FFFC. As of the date of this quarterly report no agreements have been reached and no assurance can be given that one will be reached.

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2005, 2004 and 2003. The financial statements presented for the three and nine months ended September 30, 2006 and 2005 include FFFC and its wholly-owned subsidiaries, which primarily reflect the operations of Chex through the date of the Asset Sale.

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

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2006, net cash used in operating activities was $3,732,318 compared to cash provided by operations of $246,057 for the nine months ended September 30, 2005. Net loss was $724,438 for the nine months ended September 30, 2006 compared to $3,869,721 for the nine months ended September 30, 2005. The significant decrease in net loss in the current period is a result of a gain on the Asset Sale of $4,145,835 offset by deferred income taxes of $359,000, other expenses of $2,052,798 and other operating losses of $2,458,475.

Net cash provided by investing activities for the nine months ended September 30, 2006 was $12,873,245 compared to $237,423 for the nine months ended September 30, 2005. Net cash provided by investing activities for the nine months ended September 30, 2006, was attributable to the net proceeds received on the Asset Sale of $12,712,784 and $160,461 received in payments on notes receivable. Net cash provided by investing activities for the nine months ended September 30, 2005 was primarily a result of payments received on notes receivable of $813,064 offset by purchases of property and equipment of $564,568 and advances made on notes receivable of $11,073.

Net cash used in financing activities for the nine months ended September 30, 2006 was $15,480,272 compared to $854,265 for the nine months ended September 30, 2005. The significant activity for the nine months ended September 30, 2006 included the Company receiving proceeds of $400,000 upon the issuance of notes payable. The Company utilized the proceeds from the Asset Sale, to repay notes payable and long-term debt of $9,309,936, advances of $5,574,769 to HPII and purchased 41,858 shares of HPII common stock for $192,299.

The significant financing activity for the nine months ended September 30, 2005 included the Company receiving proceeds of $1,751,000 upon the issuance of notes payable and long-term debt and proceeds from the sale of 82,308 shares of HPII common stock for $243,833. The Company also repaid $2,795,098 of notes payable and long-term debt.

For the nine months ended September 30, 2006, cash and cash equivalents decreased by $6,339,345 compared to a decrease in cash and cash equivalents of $370,875 for the nine months ended September 30, 2005. Ending cash and cash equivalents at September 30, 2006 was $1,933,908 compared to $8,067,556 at September 30, 2005.

Management believes that the Asset Sale and its plans will provide sufficient resources to fund its 2006 debt payments, and working capital needs, which will consist primarily of meeting its reporting compliance obligations as a SEC issuer, through at least through September 30, 2007.

Other sources available to us that we may utilize include the sale of our or our parent’s equity securities, as well as the exercise of outstanding warrants, all of which may cause dilution to our stockholders.

REVENUES

Total revenues for the nine months ended September 30, 2006 were $2,192,382 and for the three and nine months ended September 30, 2005 were $4,980,376 and $13,966,925, respectively. Effective January 31, 2006, the Company sold substantially all of its assets and accordingly, the current nine month results reflect fees from providing financial services of $1,714,882, as well as $477,500 of fees received under the TSA from the buyer of the assets.

OPERATING EXPENSES

LOCATION EXPENSES

Chex location expenses for the three and nine months ended September 30, 2006 were $12,296 and $1,213,074, respectively and for the three and nine months ended September 30, 2005 were $3,643,217 and 10,308,587, respectively. The decrease is a result of the sale of substantially all of the assets that were generating revenues and their associated costs at January 31, 2006.

CORPORATE OPERATING EXPENSES

Corporate operating expenses for the three and nine months ended September 30, 2006 were $394,712 and $3,431,110, respectively and for the three and nine months ended September 30, 2005 were $1,909,275 and $4,823,830, respectively. The expenses were comprised of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Salaries and benefits	$(8,764)	$403,517	$468,891	$1,478,318
Stock-based compensation		9,500		9,500
Accounting, legal and consulting	210,007	195,793	1,217,877	652,902
Travel and entertainment	17,520	74,384	65,607	276,664
Advertising		47,323	3,446	136,981
Depreciation and amortization	1,846	327,893	348,941	1,015,819
Provision for (recovery of) valuation allowances			183,392	(89,159)
Other	174,103	850,865	1,142,956	1,342,805

	$394,712	$1,909,275	$3,431,110	$4,823,830

Corporate operating expenses include Chex’s Minneapolis administrative office which through January 31, 2006, supported the operating locations and was closed on May 31, 2006, and also includes for the three and nine months ended September 30, 2005, those expenses associated with FFI’s London and Chicago offices. As of June 2005, the London and Chicago offices have been closed.

Salaries and related costs decreased significantly for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005 period primarily as a result of the elimination of the corporate staffing of FFI’s London office, as well as the reduction of the Minneapolis administrative staff during the second quarter of 2006. As of May 31, 2006, the Company vacated that office and will not be incurring any future staffing costs related to the Chex operations.

Accounting, legal and consulting expenses increased significantly for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase for the nine months ended September 30, 2006 was primarily as a result of an increase in consulting fees of approximately $648,000, for costs associated with the refinancing of investor notes. The 2006 costs were comprised of $134,972 of cash, $224,215 of HPII common stock and the issuance of 436,206 FastFunds warrants to purchase common stock at $1.00 per share, valued at $355,000 under the Black-Scholes option pricing method. In addition, FFFC has entered into consulting agreements with a financial advisor and individuals who provide various consulting services to the Company. These continuing agreements require the Company to pay approximately $15,000 per month.

Travel and entertainment expense decreased for the three and nine months ended September 30, 2006 compared to September 30, 2005 primarily as a result of the elimination of travel associated with the closure of the Company’s London and Chicago offices during the second quarter of 2005 and the Minneapolis office in the second quarter of 2006.

In June 2006, the Company decreased the valuation allowance on a customer receivable that previously had been fully provided for as the Company negotiated a settlement with the customer and received $135,000 in July 2006. Additionally, $140,000 is due in January 2007; however, until that amount is received, the Company is still including the $140,000 in its valuation allowance. The valuation allowance on a related party receivable (including interest of $63,392) and a note receivable was increased by $268,392 and $50,000, respectively during the second quarter. The valuation allowance on the note receivable from the estate of a deceased officer was decreased by $90,000 for the nine months ended September 30, 2005. Shares of HPII common stock collateralized the note and the allowance was adjusted accordingly based on the value of the underlying collateral. This note was repaid during 2005.

Other costs included in corporate operating expenses decreased for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005. The decrease for the three and nine months ended September 30, 2006 was a result of approximately $625,000 of expenses incurred in the fourth quarter 2005 that did not occur in 2006. These 2005 expenses included restructuring costs associated with closing our London office and the operations of FFI, as well as costs associated with terminating certain contracts. During the nine months ended September 30, 2005, these decreases were partially offset by increases in 2006, including the write-down of $146,553 of property and equipment, and approximately $300,000 of bad debt expense related to the settlement of receiving 1.2 million shares of HPII common stock for amounts owed. Additional increases for the nine months ended September 30, 2006 were the write-off of a stock subscription receivable of $135,000 as part of a settlement and costs of approximately $130,000 related to the closure of the Minneapolis office.

OTHER INCOME (EXPENSE)

Other expenses, net for the three months ended September 30, 2006 was $7,328 compared to $771,940 for the three months ended September 30, 2005. Other income, net, for the nine months ended September 30, 2006 was $2,093,037 compared to an expense of $2,680,229 for the nine months ended September 30, 2005. Included in other income for the nine months ended September 30, 2006 is the gain recognized on the Asset Sale of $4,145,835. Interest expense for the three and nine months ended September 30, 2006 and 2005 is summarized as:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Beneficial conversion features	-	$375,431	$586,521	$1,487,767
HPII $5 million note payable	-	62,918	17,533	205,272
Notes payable to individual investors	$59,086	314,296	443,001	927,908
Amortization of note discounts	-	112,120	242,377	335,014
Warrants issued		-	73,882
Other		4,242		17,650

	$59,086	$869,007	$1,363,314	$2,973,611

Interest income increased to $431,516 for the nine months ended September 30, 2006 from $293,387 for the nine months ended September 30, 2005. The increase for the nine months ended September 30, 2006 was due primarily to the interest income of $274,658 recorded on the $5.0 million HPII Note issued in March 2006. Also included in other expenses for the three and nine months ended September 30, 2006, was $670,000 of costs related to the extinguishment of convertible notes payable due from third parties in exchange for the issuance of 180,000 shares of parent company common stock. In addition, the Company recorded $451,000 of expense related to the settlement of $200,000 of convertible debt.  The settlement terms stipulate a registration rights penalty clause and a price protection clause whereby HPII must reimburse the former debt holders if the market price of the HPII common stock issued to them in the settlement is below $4.00 per share at the time they sell the stock.  As a result, the Company has recorded a liability of $451,000 (of which $432,000 is due to HPII) at September 30, 2006 representing the difference between the market value of the shares issued as of September 30, 2006 and the $4.00 stated in the settlement agreement, and costs incurred due to late registration of the 180,000 shares of common stock.

INCOME TAX EXPENSE

Income tax expense for the nine months ended September 30, 2006 was $365,673 compared to $24,000 for the nine months ended September 30, 2005. There was an income tax benefit of $238,327 and an expense of $8,000 for the three months ended September 30, 2006 and 2005, respectively. The 2006 amount is primarily related to $359,000 the Company recorded as deferred income tax expense as a result of the Asset Sale in January 2006. This expense represents the use of HPII’s net operating losses, as the Company does not have sufficient loss carryforwards available to offset the total taxable gain on the Asset Sale.

CONTRACTUAL OBLIGATIONS

No material changes outside the ordinary course of business during the quarter ended September 30, 2006.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), Share-Based Payment, which addresses the accounting for share-based compensation transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. The Company adopted SFAS No. 123(R) on January 1, 2006. The adoption of this standard did not have an impact on the Company’s results of operations as no options were issued during the nine months ended September 30, 2006 and all options outstanding prior to the adoption of SFAS 123(R) by the Company very fully-vested. Depending on the number and terms of options that may be granted in future periods, the implementation of this standard could have a material impact on the Company’s financial position and results of operations.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact the adoption of FIN 48 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the SEC issued SAB No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. SAB 108 is effective for fiscal years ending after November 15, 2006. Management does not believe the adoption of SAB No. 108 will have an impact on its consolidated financial statements.

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

The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiary are exposed relate to interest rates on debt. The Company has only fixed rate debt at September 30, 2006 and December 31, 2005 as follows:

	September 30,	December 31,
Contractual obligation	2006	2005	Interest rate

Notes payable	$ 3,404,061	$11,301,497	Fixed 9% - 15%
Convertible promissory notes		3,738,936	Fixed 7%
Convertible promissory notes		1,362,500	Fixed 5% - 9.5%
Operating lease obligations		84,247	Fixed 6.5% - 7%

Debt outstanding, before
note discounts	$ 3,404,061	$16,487,180

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

FastFunds Financial Corporation
(Registrant)

Date: November 14, 2006	By: /s/ Michael S. Casazza
Michael S. Casazza
Chief Executive and Financial Officer