Form 10-K
period 2006-12-31
FASTFUNDS FINANCIAL CORP
filed 2007-04-30
CIK 779956

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: DECEMBER 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For transition period from _____ to _____

Commission File Number: 333-1026-D

FASTFUNDS FINANCIAL CORPORATION
(Name of Registrant in its charter)

NEVADA	87-0425514
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

319 CLEMATIS STREET, SUITE 703, WEST PALM BEACH, FLORIDA 33401
(Address of principal executive offices)(Zip Code)

Issuer’s telephone number: (561) 514-9042

Securities registered under Section 12 (b) of the Exchange Act:
NONE

Securities registered under Section 12 (g) of the Exchange Act:
COMMON STOCK, $.001 PAR VALUE
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: ☐Yes ☒No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days: ☒Yes ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer: Large Accelerated Filer ☐, Accelerated Filer ☐, Non-Accelerated Filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☒Yes ☐No

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,983,600 based on the last sale price of the Registrant's common stock as of the last business day of the Registrants’ most recently completed second fiscal quarter, ($0.60 per share as of June 30, 2006) as reported on the Over-the-Counter Bulletin Board.

The Registrant had 7,095,301 shares of common stock outstanding as of April 27, 2007.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

(a) General development of business.

FastFunds Financial Corporation (“FastFunds” or the “Company”) is a holding company, organized in Nevada in 1985, formerly operating through its wholly owned subsidiary Chex Services, Inc. (“Chex”). Chex is a Minnesota corporation formed in 1992, and prior to the Asset Sale described and defined in the paragraph below, provided financial services, primarily check cashing, automated teller machine (ATM) access and credit and debit card advances, to customers predominantly at Native American owned casinos and gaming establishments. FastFunds previously existed under the name “Seven Ventures, Inc.” On June 7, 2004, a wholly owned subsidiary of Seven Ventures, Inc. merged with and into Chex (the "Merger”). In the Merger, Hydrogen Power, Inc. (“HPI”), exchanged its 100% ownership of Chex for 7,700,000 shares of the Company’s common stock; representing approximately 93% of the Company’s outstanding common stock immediately following the Merger. On June 29, 2004, the Company changed its name to FastFunds Financial Corporation.

On December 22, 2005, FastFunds and Chex entered into an Asset Purchase Agreement with Game Financial Corporation, pursuant to which FastFunds and Chex agreed to sell substantially all the assets of Chex (the “Asset Sale”). Such assets also represent substantially all of the operating assets of FastFunds on a consolidated basis. On January 31, 2006, FastFunds and Chex completed the Asset Sale for $14 million. Additionally, FastFunds and Chex entered into a Transition Services Agreement with Game Financial pursuant to which FastFunds and Chex agreed to provide certain services to Game Financial to ensure a smooth transition of the sale of the cash access financial services business. HPI agreed to serve as a guarantor of FastFunds and Chex’s performance obligations under the Transition Service Agreement.

On February 28, 2006, HPI (then known as Equitex, Inc.), held a special meeting of shareholders at which two proposals were approved authorizing the acquisition of Hydrogen Power, Inc. (“Old HPI”), through a newly formed wholly-owned Equitex subsidiary as well as certain related common stock issuances. Per the terms of the transaction, as amended, Equitex was obligated to deliver $5 million to Old HPI as a condition to close. On March 14, 2006, FastFunds loaned Equitex the $5 million (the “$5 Million Loan”) for one year at 10% per annum interest. As security for the $5 Million Loan, Equitex pledged to FastFunds all of the common stock of Old HPI. In addition, FastFunds is to receive a profit interest from the operations of Old HPI equal to 10% of the net profit of Old HPI, as defined in the relevant loan documents.

On January 2, 2007, pursuant to the terms of a Redemption, Stock Sale and Release Agreement (the “Redemption Agreement”) by and between HPI and the Company, we (i) redeemed 8,917,344 shares of our common stock held by HPI, (ii) acquired from HPI an aggregate of 5,000,000 shares of common stock of Denaris Corporation, a Delaware corporation (“Denaris”), (iii) acquired from HPI an aggregate of 1,000 shares of common stock of Key Financial Systems, Inc., a Delaware corporation (“Key Financial”), and (iv) acquired from HPI an aggregate of 1,000 shares of common stock of Nova Financial Systems, Inc., a Delaware corporation (“Nova Financial”). Denaris is now a majority owned subsidiary, and Key Financial and Nova Financial are wholly owned subsidiaries of FFFC. Each of Denaris, Nova Financial and Key Financial are inactive entities with no operating or intellectual property assets. The shares of common stock of each entity transferred to us pursuant to the Redemption Agreement constituted all of HPI holdings in each entity. In consideration of the redemption and acquisition of the shares of Denaris, Key Financial and Nova Financial, we released HPI from all outstanding payment obligations, including obligations under the $5 Million Note dated March 14, 2006. The outstanding balance on the $5 Million Note, including principal and interest accrued, as of the date of the Redemption Agreement was $5,402,398. The Company received a fairness opinion from an unaffiliated third party with respect to this transaction.

Immediately after the closing of the transactions contemplated by the Redemption Agreement, HPI holds 3,500,000 shares of FastFunds common stock, currently constituting approximately 49% of our outstanding capital stock. So long as HPI holds 10% or more of the outstanding equity or voting interest in the Company, HPI has agreed to vote their shares of our capital stock in the same manner and proportion as other stockholders of the Company vote their shares. As of March 31, 2007, we held 1,541,858 shares of HPI common stock, constituting approximately 5.5% of HPI common stock. Pursuant to the Redemption Agreement, the Company and HPI each provided the other certain registration rights relating to the common stock of such party held by the other party.

On January 31, 2007, FastFunds announced that it executed a letter of intent to acquire Industrial Systems, Inc. (“ISI”). ISI, founded in 1991 and based in Delta, Colorado, provides turn-key engineering procurement and construction services to the mining, energy and natural resources industries throughout the United States. The letter of intent calls for FastFunds to acquire 100% of the outstanding securities of ISI in an all stock tax-free transaction. While specific details are being negotiated as part of a definitive agreement, terms of the letter of intent call for the stockholders of ISI to own approximately 65% of the Company’s common stock at closing of the transaction; with the potential to earn an estimated additional 6% based on post-closing incentives. Completion of the transaction is subject to further due diligence by each party, negotiation and execution of a definitive agreement, and other customary pre-closing conditions; and is anticipated to occur prior to June 30, 2007.

As a holding company, from time to time we evaluate opportunities for strategic investments or acquisitions that would complement our current services and products, enhance our technical capabilities or otherwise offer growth opportunities. As a result, acquisition discussions and, in some cases, negotiations may take place and future investments or acquisitions involving cash, debt or equity securities or a combination thereof may result. FastFunds Financial Corporation maintains its principal office at 319 Clematis Street, Suite 703, West Palm Beach, Florida. You can reach us by telephone at (514) 514-9042.

(b) Financial information about segments.

Through January 31, 2006, we operated in one industry segment, cash disbursement services. We no longer have any operations.

(c) Narrative description of business.

Prior to the Asset Sale, Chex operated at casinos, gaming and other retail establishments throughout the United States. At each of these locations Chex provided any one or a combination of: check cashing; credit/debit card cash advance systems; and ATM terminals. Chex either staffed the locations with its personnel or provided its products and services to the locations based upon the contract with the location.

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

Subsequent to the Asset Sale, the Company has not conducted operations and is the process of locating a business to acquire. The Company currently employs one full-time employee.

ITEM 1A. RISK FACTORS

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

RISKS ASSOCIATED WITH OUR COMPANY AND HISTORY:

We have no operating business.

In January 2006, we sold substantially all of our operating business, owned by Chex, to Game Financial Corporation. The Company currently has no operating business. As a result, any investment in the Company must be considered purely speculative.

The Company’s balance sheet contains certain notes payable, which were due February 28, 2007.

Chex previously relied on promissory notes (the “Notes”) issued to private investors to provide operating capital for its business. As of December 31, 2006, the balance of the Notes was $2,108,000. The Company renewed $283,000 of the Notes on the same terms and conditions as previously existed. In April 2007 the Company, through a financial advisor, restructured $1,825,000 of the Notes (the “Restructured Notes”). The Restructured Notes carry a stated interest rate of 15% and mature on February 28, 2008. Of the Restructured Notes, $150,000 and $175,000, respectively, have 90 day and 120 day provisions, whereby the noteholder can request repayment. However, the Company does not currently have enough capital to repay the Restructured Notes when they mature. Accordingly, the noteholders may take action against the Company, including forcing the Company into bankruptcy.

Chex is a guarantor of certain debt of HPI, and the Company’s entire investment in Chex (i.e., its ownership of all outstanding Chex stock) is subject to a security interest securing such obligation. Furthermore, all of the assets of Chex are subject to a security interest for the same debt.

In March 2004, HPI closed on $5 million of debt financing and issued convertible promissory notes in that principal amount to two financial institutions (the “Lenders”). The proceeds from the promissory notes were immediately thereafter loaned to Chex. The promissory notes are collateralized, among other things, by all of the assets of Chex, and by the Company common stock owned by HPI. In conjunction with the Asset Sale, the holders of the promissory notes consented to the sale of assets that secured their notes. In contemplation of the Redemption Agreement described above, on December 29, 2006, HPI and the Company obtained the consent of the two financial institutions to complete the transactions contemplated by the Redemption Agreement. Contemporaneously with receipt of the consent, HPI and the Company entered into an Note and Security Amendment Agreement dated December 29, 2006 with the Lenders, pursuant to which it was agreed to amend certain terms of the Convertible Promissory Note dated March 8, 2004 in favor of Lenders in the principal amount of $5,000,000 to increase the interest rate applicable to the Convertible Promissory Notes from 7% per annum to 10% per annum and the default interest rate from 10% to 13%. Accordingly, if HPI defaults on the obligations specified under the promissory notes, and if Chex cannot cure such defaults, the Company’s remaining assets could be lost.

There are currently outstanding securities convertible into or exchangeable for an aggregate of 4,329,280 shares of our common stock which, if converted or exchanged, will substantially dilute our existing stockholders.

The Company currently has outstanding notes and securities convertible into or exchangeable for an aggregate of 4,807,064 shares of common stock under certain conditions. In addition, the effective conversion and exercise prices of such securities significantly lower than the current market value of our common stock. If these securities are converted into or exchanged for common stock, their issuance would have a substantial dilutive effect on the percentage ownership of our current stockholders. These securities consist of: (i) outstanding warrants to purchase an aggregate of 189,000 shares of our common stock at a purchase price of $0.10 per share, which were originally issued to HPI in connection with the Merger; (ii) options to purchase 455,000 shares of our common stock at an average purchase price of $1.05 per share; and (iii) warrants to purchase an aggregate of 3,685,280 shares of our common stock at a weighted average purchase price of $0.98 per share.

HPI is a controlling stockholder of the Company and is able to effectively control our management and operations.

At December 31, 2006, HPI owned 12,417,344 shares of our outstanding common stock, representing approximately 80% of the voting power of our outstanding securities. Currently, HPI owns 3,500,000 shares of outstanding common stock, or approximately 49%. As a result, HPI, both alone or together with our directors and executive officers, has the ability to control our management and affairs through the election and removal of our entire board of directors and will control the outcome of all matters requiring stockholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our stockholders. As a result, the return on your investment in our common stock through the market price of our common stock or ultimate sale of our business could be adversely affected.

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

ITEM 2. PROPERTIES.

FastFunds leases approximately 1,300 square feet for its executive office in West Palm Beach, Florida, which is adequate for its current needs. The current minimum lease payment is approximately $2,900 per month through January 31, 2010, when it expires. Pursuant to the terms of the lease, FastFunds is also responsible for its pro-rata share of taxes, operating expenses and improvement costs.

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

None.

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

Quarter Ended	High	Low
2005
March 31, 2005	$5.50	$5.00
June 30, 2005	$5.50	$2.00
September 30, 2005	$2.50	$1.02
December 31, 2005	$1.20	$0.97

Quarter Ended	High	Low
2006
March 31, 2006	$1.04	$0.83
June 30, 2006	$1.10	$0.60
September 30, 2006	$0.60	$0.30
December 31, 2006	$0.70	$0.22

For each of the following transactions, we relied upon the exemptions from registration provided by Sections 4(6) or 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder based upon (i) representations from each investor that it was an accredited or sophisticated investor with experience in investing in securities such that it could evaluate the merits and risks related to our securities; (ii) the fact that no general solicitation of the securities was made by us; (iii) representations from each investor that it was acquiring the securities for its own account and not with a view towards further distribution; (iv) the fact that the securities issued were “restricted securities” as that term is defined under Rule 144 promulgated under the Securities Act; (v) the fact that we placed appropriate restrictive legends on the certificates representing the securities; and (vi) the fact that prior to completion of the transaction, each investor was informed in writing of the restricted nature of the securities, provided with all information regarding FastFunds and were given the opportunity to ask questions of and receive additional information from us regarding our financial condition and operations. During the quarter ended December 31, 2006 we issued 86,486 shares of our $0.001 par value common stock. The shares were issued upon the cashless exercise of warrants to purchase 108,000 shares of our common stock. The warrants were exercised by one of our board of directors and he utilized 21,514 shares of common stock to “pay” for the exercise.

In March 2007 the Company issued 181,686 shares of our common stock upon the cashless exercise of warrants to purchase 226,000 shares of our common stock. Additionally, in March 2007 the Company issued, to an accredited investor, 250,000 shares of our common stock in exchange for accrued and unpaid legal fees of $125,000.

(b) Holders.

The number of record holders of our common stock as of March 31, 2007 was 137 according to our transfer agent. This figure excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name.

(c) Dividends.

FastFunds has not declared nor paid cash dividends on our common stock during the previous two fiscal years, nor do we anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings to fund our limited operations.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

We have the following securities authorized for issuance under our equity compensation plans as of December 31, 2006, including options outstanding or available for future issuance under our 2004 Stock Option Plan.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders	385,000	$ 1.10	1,415,000
Total	385,000	$ 1.10	1,415,000

(e) Performance graph

Total Return Analysis
	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
FastFunds Financial Corporation	$100.00	$20.00	$1,442.86	$302.86	$157.14
Nasdaq Financial	$100.00	$128.10	$144.20	$144.01	$159.30
Nasdaq Composite	$100.00	$150.01	$162.89	$165.13	$180.85

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

	2006	2005	2004	2003	2002

Revenues	$2,192,382	$18,531,141	$15,233,735	$18,100,788	$19,580,399
Location gross margin	992,197	4,755,134	3,942,225	5,390,552	5,887,321
Corporate operating
expenses	3,680,045	6,496,681	6,752,919	4,605,327	3,634,467
Gain on sale of net
operating assets of
subsidiary	4,145,835
Other expenses	2,010,754	3,143,294	1,455,411	1,103,215	(1,411,389)

Net (loss) income	(1,409,680)	(5,906,347)	(4,787,994)	(504,990)	786,465
Basic and diluted net
(loss) income per share	(0.09)	(0.56)	(0.54)	(0.07)	0.10

Total assets	220,164	19,939,846	22,714,759	22,853,342	24,891,057
Total long-term
Liabilities	-	4,506,331	3,044,016	37,243	240,629

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2006, 2005 and 2004. The financial statements presented for the year ended December 31, 2006, 2005 and 2004 include Chex, Collection Solutions, FastFunds from June 7, 2004, and FastFunds International Limited from July 15, 2004.

In light of the foregoing, and the Company’s sale of substantially all of its assets in January 2006, the historical data presented below is not indicative of, and therefore, not useful for purposes of predicting future results. You should read this information in conjunction with the audited consolidated financial statements of the Company, including the notes to those statements (Item 8), and the following “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

The Company’s financial statements for the year ended December 31, 2006 have been prepared on a going concern basis, which contemplates the realization of its remaining assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred significant losses since its inception and has a working capital deficit of $5,564,701, and an accumulated deficit of $12,153,214 as of December 31, 2006. Moreover, it presently has no ongoing business operations or sources of revenue, and little available resources with which to obtain or develop new operations.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the Company will have adequate resources to fund future operations or that funds will be available to the Company when needed, or if available, will be available on favorable terms or in amounts required by the Company. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On January 31, 2007, FFFC announced that it executed a letter of intent to acquire Industrial Systems, Inc. ("ISI"). ISI, founded in 1991 and based in Delta, Colorado, provides turn-key engineering procurement and construction services to the mining, energy and natural resources industries throughout the United States. The letter of intent calls for FFFC to acquire 100% of the outstanding securities of ISI in an all stock tax-free exchange. While specific details are being negotiated as part of a definitive agreement, terms of the letter of intent call for the existing stockholders of ISI to own approximately 65% of the Company's common stock at closing of the transaction, with the potential to earn an estimated additional 6% based on post-closing incentives. Completion of the transaction is subject to further due diligence by each party, negotiation and execution of a definitive agreement, and other customary pre-closing conditions, and if consummated, is anticipated to occur during the quarter ending June 30, 2007. If consummated, this transaction would likely be accounted for as a public shell merger or a reverse acquisition with the Company being treated for financial reporting purposes as the accounting acquiree.

(a) Liquidity and Capital Resources

For the year ended December 31, 2006, net cash used in operating activities was $4,145,264 compared to net cash provided by operating activities of $94,882 for the year ended December 31, 2005. Due to the Asset Sale in January 2006, location gross margin decreased approximately $3,763,000 for the year ended December 31, 2006 compared to the prior year. Net loss for the year ended December 31, 2006 was $1,409,680 compared to a net loss of $5,906,347 for the year ended December 31, 2005. The significant decrease in the net loss for the year ended December 31, 2006 is the result of the gain on the Asset Sale of $4,145,835, offset by deferred income taxes of $851,000, other expenses of $2,010,754 and other operating losses of $2,693,761. Non-cash adjustments to the net loss for the year ended December 31, 2006 were approximately $3,437,000 and consisted primarily of $1,237,000 of non-cash expenses related to debt extinguishment costs, non-cash interest expense of $765,000, depreciation and amortization of $602,000, provision for losses including bad debt expense of $478,000 and stock-based compensation of $355,000. Non-cash expenses for the year ended December 31, 2005 were approximately $4,578,000 and consisted primarily of non-cash interest expense related to warrants and beneficial conversion features in convertible notes payable of $1,715,000, depreciation and amortization of $1,748,000 and deferred income tax expense of $993,000.

Cash provided by investing activities for the year ended December 31, 2006 was $12,803,245 compared to cash used in investing activities of $2,087 for the year ended December 31, 2005. Net cash provided by investing activities for the year ended December 31, 2006, was attributable to the net proceeds on the Asset Sale of $12,642,784 and $160,461 received in payments on notes receivable. Net cash used in investing activities for the year ended December 31, 2005 was the result of purchases of property and equipment of $729,077, advances made on notes receivable of $86,073, reduced by payments received on notes receivables of $813,063.

Cash used in financing activities for the year ended December 31, 2006 was $16,878,044 compared to $257,883 for the year ended December 31, 2005. The 2006 activity includes the Company receiving $450,000 upon the issuance of notes payable, as well as receiving $400 from repayments on parent company notes receivable. The Company utilized such proceeds and the proceeds from the Asset Sale to repay notes payable and long-term debt of $9,593,497, convertible promissory notes of $1,012,500, advances of $5,424,769 to HPI and purchased 41,858 shares of HPI common stock for $192,299. The 2005 activity includes an increase in a bank overdraft of $1,105,379, as well as borrowings on notes and loans payable of $2,036,000 and proceeds from the sale of HPI stock of $220,329. The Company repaid a total of $3,453,552 on various debt instruments.

For the year ended December 31, 2006, net cash decreased $8,220,063 compared to $165,088 for the year ended December 31, 2005. Ending cash at December 31, 2006, was $53,190 compared to $8,273,253 at December 31, 2005.

Other sources available to us that we may utilize include the sale of equity securities as well as the exercise of stock options and/or warrants, all of which may cause dilution to our stockholders. We may also be able to borrow funds from related and/or third parties.

Contractual obligations for future payments under existing debt and lease commitments at December 31, 2006, were as follows:

Contractual Obligation	Total	Less than one year	1-3 years	3-5 years	More than 5 years

Notes payable (1)	$2,108,000
Convertible promissory
Notes
Long-term debt (2)	50,000
Operating lease obligations

Total	$2,158,000

(1) Notes are unsecured, matured February 28, 2007. The Company renewed $283,000 of the Notes on the same terms and conditions as previously existed. In April 2007 the Company, through a financial advisor, restructured $1,825,000 of the Notes (the “Restructured Notes”). The Restructured Notes carry a stated interest rate of 15% and mature on February 28, 2008. Of the Restructured Notes, $150,000 and $175,000, respectively, have 90 day and 120 day provisions, whereby the noteholder can request repayment.

(2) Long-term debt excludes discounts on certain notes payable of $20,419.

(b) Results of operations.

Critical Accounting Policies and Estimates

Preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Moreover, except as described below, we do not employ any critical accounting policies that are selected from among available alternatives or require the exercise of significant management judgment to apply.

We believe that the following are some of the more critical accounting policies that currently affect our financial condition and results of operations:

1)	stock based compensation; and,
2)	income taxes, deferred taxes

Stock Based Compensation

Share-based compensation expense is based on the estimated fair value at the grant date of the portion of share-based payment awards that are ultimately expected to vest during the period. The grant date fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model, particularly the Company’s estimates of expected term and volatility, are based in some respects on management’s judgments and historical trends. Compensation expense for the share-based payment awards granted subsequent to December 31, 2005, are based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Income Taxes, Deferred Taxes

The operations of the Company for periods subsequent to the acquisition of the Company by HPI (then known as Equitex) and through August 2004, at which time HPI’s ownership interest fell below 80% are included in consolidated federal income tax returns filed by HPI. Subsequent to August 2004 and through January 29, 2006, the Company will file a separate return. As of January 30, 2006, HPI’s ownership interest again exceeded 80% and the operations of the Company will be included in a consolidated federal income tax return from that date forward. However, for financial reporting purposes, the Company’s provision for income taxes has been computed as if the Company were to file a separate income tax return.

In prior years the Company recorded a valuation allowance to reduce its deferred tax assets to the amount, if any, then deemed more likely than not to be realized. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. During 2006, the Company removed its deferred tax valuation allowance and utilized the remainder of its deferred tax assets related to net operating losses to offset the taxable gain resulting from the Asset Sale. In addition, during 2006 the Company utilized a portion of HPI’s net operating losses to offset the remainder of 2006 taxable income resulting in a payable due to HPI. See RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS below for a discussion of the likely future effect of adopting Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes: an interpretation on FASB Statement No. 109.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation will be effective for the first quarter of 2007. The Company is currently assessing the impact the adoption of FIN 48 will have on its consolidated financial statements and expects that it may be material.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS in February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to FASB No. 115. SFAS No. 159 will permit companies the option to choose to measure many financial instruments and other items at fair value. SFAS Nos. 157 and 159 will be effective for the Company’s fiscal year 2008. The Company is currently assessing the impact, if any, that adoption of SFAS Nos. 157 and 159 will have on its consolidated financial statements.

Results of operations

Results of continuing operations for the year ended December 31, 2006 vs. December 31, 2005

REVENUES

Total revenues for 2006 were $2,192,382 compared to $18,531,141 for 2005. Effective January 31, 2006, the Company sold substantially all of its assets and accordingly, the current year results reflect one-month of fees from providing financial services of $1,714,882, as well as $477,500 of fees received under the TSA from the buyer of the assets. Revenues of $18,531,141 for 2005 were the result of fees derived from providing financial services.

OPERATING EXPENSES

LOCATION EXPENSES

Chex location expenses for 2006 were $1,200,185 compared to $13,766,007 for the year ended December 31, 2005 were $13,776,007. The decrease is a result of the sale of substantially all of the assets that were generating revenues and their associated costs at January 31, 2006.

CORPORATE OPERATING (INCOME) EXPENSES

Corporate operating expenses for 2006 were $3,680,045 and $6,496,681 for 2005. The expenses were comprised of the following:

	2006	2005

Salaries and benefits	$465,125	$1,897,250
Stock-based compensation		9,500
Accounting, legal and consulting	1,457,345	1,264,850
Travel and entertainment	66,967	336,479
Advertising	3,446	155,114
Depreciation and amortization	351,710	1,283,408
Provision for valuation allowances and bad debt expense	478,184	111,199
Other	857,268	1,438,881

	$3,680,045	$6,496,681

Corporate operating expenses include Chex’s Minneapolis administrative office which through January 31, 2006, supported the operating locations and was closed on May 31, 2006, and also includes for 2005 those expenses associated with FFI’s London and Chicago offices. As of June 2005, the London and Chicago offices have been closed.

Salaries and related costs decreased significantly for 2006 compared to the year ended December 31, 2005 period primarily as a result of the elimination of the corporate staffing of FFI’s London office, as well as the reduction of the Minneapolis administrative staff during the second quarter of 2006. As of May 31, 2006, the Company vacated that office and will not be incurring any future staffing costs related to the Chex operations.

Accounting, legal and consulting expenses increased for the year ended December 31, 2006 compared to 2005. The increase for the year ended December 31, 2006 was primarily as a result of an increase in consulting fees of approximately $648,000, for costs associated with the refinancing of investor notes. The 2006 costs were comprised of $134,972 of cash, $224,215 of HPI common stock and the issuance of 436,206 FastFunds warrants to purchase common stock at $1.00 per share, valued at $355,000 under the Black-Scholes option pricing method. In addition, FFFC has entered into consulting agreements with a financial advisor and individuals who provide various consulting services to the Company. These continuing agreements require the Company to pay approximately $15,000 per month. This increase partially was offset by decreases of approximately $282,000, $100,000 and $52,000, respectively for professional fees, other advisory fees and director fees.

Travel and entertainment expense decreased for the year ended December 31, 2006 compared to December 31, 2005 primarily as a result of the elimination of travel associated with the closure of the Company’s London and Chicago offices during the second quarter of 2005 and the Minneapolis office in the second quarter of 2006.

In June 2006, the Company decreased the valuation allowance on a customer receivable that previously had been fully provided for as the Company negotiated a settlement with the customer and received $135,000 in July 2006. Additionally, $140,000 was paid in January 2007 and the Company also reduced the valuation allowance by $140,000. The valuation allowance on a related party receivable (including interest of $63,392) and a note receivable was increased by $268,392 and $50,000, respectively during the second quarter. Additionally, approximately $300,000 of bad debt expense related to the settlement of receiving $1.2 million shares of HPI common stock for amounts owed, and the write-off of a stock subscription receivable of $135,000 as part of a settlement. The valuation allowance on the note receivable from the estate of a deceased officer was decreased by $90,000 for the nine months ended September 30, 2005. Shares of HPI common stock collateralized the note and the allowance was adjusted accordingly based on the value of the underlying collateral. This note was repaid during 2005.

Other costs included in corporate operating expenses decreased for the year ended December 31, 2006 compared to the year ended December 31, 2005. The decrease for the year ended December 31, 2006 was a result of approximately $625,000 of expenses incurred in the fourth quarter 2005 that did not occur in 2006. These 2005 expenses included restructuring costs associated with closing our London office and the operations of FFI, as well as costs associated with terminating certain contracts. During the year ended December 31, 2005, these decreases were partially offset by increases in 2006, including the write-down of $146,553 of property and equipment, and costs of approximately $130,000 related to the closure of the Minneapolis office.

OTHER INCOME (EXPENSE)

Other expense, net for the year ended December 31, 2006 was $2,010,754 compared to expenses of $3,143,294 for the year ended December 31, 2005. Interest expense for the year ended December, 2006 and 2005 is summarized as:

	2006	2005

Beneficial conversion features	$586,521	$1,487,767
HPI $5 million note payable	17,533	261,928
Notes payable to individual investors	491,169	1,237,703
Amortization of note discounts	242,377	523,146
Other	501	20,154

	$1,338,101	$3,530,698

Interest income increased to $564,296 for the year ended December 31, 2006 from $387,404 for the year ended December 31, 2005. The increase for the year ended December 31, 2006 was due primarily to the interest income of approximately $400,000 recorded on the $5.0 million HPI Note issued in March 2006. Also included in other expenses for the year ended December 31, 2006, was $670,000 of costs related to the extinguishment of convertible notes payable due from third parties in exchange for the issuance of 180,000 shares of parent company common stock. In addition, the Company recorded $493,067 of expense related to the settlement of $200,000 of convertible debt.  The settlement terms stipulate a registration rights penalty clause and a price protection clause whereby HPI must reimburse the former debt holders if the market price of the HPI common stock issued to them in the settlement is below $4.00 per share at the time they sell the stock.  As a result, the Company has recorded a liability of $493,067, of which $450,000 at December 31, 2006 represented the difference between the market value of the shares issued as of December 31, 2006 and the $4.00 stated in the settlement agreement, and costs incurred due to late registration of the 180,000 shares of common stock.

INCOME TAX EXPENSE

Income tax expense for the year ended December 31, 2006 was $856,913 compared to $1,021,506 for the year ended December 31, 2005. The 2006 amount is primarily related to $851,000 the Company recorded as deferred income tax expense as a result of the Asset Sale in January 2006. This expense represents the use of HPI’s net operating losses, as the Company does not have sufficient loss carryforwards available to offset the total taxable gain on the Asset Sale.

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
						\
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

CORPORATE OPERATING EXPENSES

Corporate operating expenses for the year ended December 31, 2005, were $6,496,681 compared to $6,752,919 for the year ended December 31, 2004. The expenses were comprised of the following:

	2005	2004

Salaries and related costs	$1,897,250	$2,168,770
Accounting, legal and consulting	1,264,850	934,571
Travel and entertainment	336,479	422,595
Advertising	155,114	220,059
Allocated expenses from Equitex		91,000
Depreciation and amortization	1,283,408	1,233,968
Provision for valuation losses and bad debt expense	111,199	462,500
Other	1,438,881	967,456
Stock-based compensation	9,500	252,000

	$6,496,681	$6,752,919

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

The stock based compensation expense of $9,500 for the year ended December 31, 2005 was a result of the Company’s issuing 20,000 options to purchase FastFunds common stock at $1.10 per share to an officer of the Company for services. The stock-based compensation expense of $252,000 for the year ended December 31, 2004 was a result of HPI, then known as Equitex, distributing to Chex employees 280,000 of the 800,000 warrants to purchase FastFunds common stock at $0.10 per share it received in the Merger. The warrants were determined to have a fair value of $1.00 on the distribution date.

Travel and entertainment expense decreased for the year ended December 31, 2005 compared to December 31, 2004 primarily as a result of the elimination of travel associated with consultants and the closure of the Company’s London and Chicago offices.

Prior to July 1, 2004, HPI, then known as Equitex, was incurring certain general and administrative expenses on behalf of Chex that were allocated by HPI to Chex. Beginning July 1, 2004, Chex and FastFunds began incurring these expenses on their own behalf, and accordingly, there is no longer an allocation from HPI.

Depreciation and amortization increased for the year ended December 31, 2005 compared year ended December 31, 2004 primarily as a result of increased depreciation as a result of additional fixed assets, as well as the amortization of deferred loan costs.

The provision for losses decreased to $111,119 for the year ended December 31, 2005 from $462,500 for the year ended December 31, 2004. The 2005 provision for losses was comprised of allowances of $100,000 and $65,532 on notes and accounts receivable, write-off of bad debts of $44,567, offset by a $90,000 reduction on the note receivable allowance of a deceased officer. The 2004 provision for losses was comprised of a $236,500 allowance on a note receivable, as well as $226,000 on a note receivable from a deceased officer.

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

The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed relate to interest rates on debt. The Company has only fixed rate debt. Chex has $2,158,000 (before certain discounts on notes) of debt outstanding as of December 31, 2006, of which $2,108,000 has been borrowed at fixed rates ranging from 9% to 12%. This fixed rate debt is subject to renewal quarterly or annually and was due February 28, 2007. The fixed rate debt was restructured and the new fixed rate range effective March 1, 2007 is from 10% to 15%. This change in the fixed rate of interest is expected to increase interest expense by approximately $100,000 for the year ending December 31, 2007.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements are listed under Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of management, including our acting chief executive officer, we conducted an evaluation of the effectiveness of the design and operation of disclosure controls and procedures as of December 31, 2006 (the “Evaluation Date”). Based on this evaluation, the Company’s acting chief executive officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms, except as noted below.

In connection with the 2006 audit, our independent registered public accounting firm has advised us and our Board of Directors that there are material weaknesses in our internal controls and procedures. The identified material weaknesses primarily relate to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, as well as the overall financial reporting process. These material weaknesses have caused significant delays in our financial reporting process. In addition, during the 2006 audit, we were not able to timely produce adequate documentation supporting all transactions underlying the financial statements. We are currently considering taking certain steps to correct the material weaknesses by enhancing our reporting process in future. Enhancing our internal controls to correct the material weaknesses will result in increased costs to us.

Additionally, there were no significant changes in our internal controls during the quarter ended December 31, 2006, or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(a)(b)(c) Identification of directors, executive officers and certain significant persons

Name	Age	Offices Held	Length of service

Henry Fong	70	Chairman	Since June 2004

Thomas B. Olson	40	Secretary	Since June 2004

James Welbourn	56	Director and President	Since June 2004, Resigned January 2, 2007

Aaron A. Grunfeld	60	Director	Since June 2004

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

(d) Family relationships.

Not applicable.

(e) Business experience.

HENRY FONG
Mr. Fong became the Company’s chairman and chief executive officer upon the effectiveness of the Merger. In July 2004, Mr. Graham Newall was hired as the chief executive officer. Mr. Fong has served in a variety of roles for other public corporations. Mr. Fong has been the president, treasurer and a director of Equitex from its inception in January 1983 to January 2007. Mr. Fong has been president and a director of Equitex 2000, Inc. since its inception in 2001. Mr. Fong has been President and a Director of Torpedo Sports USA, Inc. since March 2002. Torpedo Sports USA, Inc. is a publicly traded manufacturer and distributor of recreational equipment. Mr. Fong has been president and a director of Inhibiton Therapeutics, Inc. since its inception in May 2004. Inhibiton Therapeutics, Inc. is a publicly traded company performing research and development on new cancer therapies. From December 2000 to January 2002, Mr. Fong was a director of Popmail.com, Inc., a publicly traded Internet marketing company. From 1959 to 1982 Mr. Fong served in various accounting, finance and budgeting positions with the Department of the Air Force. During the period from 1972 to 1981 he was assigned to senior supervisory positions at the Department of the Air Force headquarters in the Pentagon. In 1978, he was selected to participate in the Federal Executive Development Program and in 1981, he was appointed to the Senior Executive Service. In 1970 and 1971, he attended the Woodrow Wilson School, Princeton University and was a Princeton Fellow in Public Affairs. Mr. Fong received the Air Force Meritorious Civilian Service Award in 1982. Mr. Fong has passed the uniform certified public accountant exam. In March 1994, Mr. Fong was one of twelve CEOs selected as Silver Award winners in FINANCIAL WORLD magazine’s corporate American “Dream Team.”

THOMAS B. OLSON
Mr. Olson became the Company’s secretary upon the effectiveness of the Merger. Mr. Olson also served as secretary of Equitex from January 1988 to April 2007, and has been a director of Chex since May 2002. Since March 2002, Mr. Olson has been the secretary of Torpedo Sports USA, Inc., a publicly traded manufacturer and distributor of recreational equipment. Mr. Olson has been Secretary of Equitex 2000, Inc. since its inception in 2001. Mr. Olson has been secretary of Inhibiton Therapeutics, Inc. since its inception in May 2004. Inhibiton Therapeutics, Inc. is a publicly traded company performing research and development on new cancer therapies. From August 2002 to July 2004, Mr. Olson was the secretary of El Capitan Precious Metals, Inc., a publicly traded company with ownership interest in a mining property. Mr. Olson has attended Arizona State University and the University of Colorado at Denver.

AARON A. GRUNFELD
Mr. Grunfeld became a director of the Company’s upon the effectiveness of the Merger. Mr. Grunfeld was a director of Equitex from November 1991 to December 2006. Mr. Grunfeld has been a director of Equitex 2000, Inc. since its inception in 2001. Mr. Grunfeld has been engaged in the practice of law since 1971 and has been of counsel to the firm of Resch Polster Alpert & Berger, LLP, Los Angeles, California from November 1995 to August 2006. Since August 2006 he has practiced law as a principal of Law Offices of Aaron A. Grunfeld and Associates. Mr. Grunfeld received an A.B. in Political Science from UCLA in 1968 and a J.D. from Columbia University in 1971. He is a member of the California Bar Association.

JAMES P. WELBOURN
Mr. Welbourn became a director and president of the Company upon effectiveness of the Merger and resigned as a director in January 2007. Mr. Welbourn is a founder of Chex and was the President and Chief Executive Officer of Chex since it’s inception in 1992 through January 31, 2005. He also served as Chairman of the Chex’ Board of Directors. Mr. Welbourn also serves on the board of directors of Denaris, Inc., a subsidiary of Equitex, whose primary business is developing private network and specialty use programs for “Stored Value Cards” and on the board of directors of Paymaster Jamaica, a Kingston, Jamaica company that provides bill pay and other products and service throughout the island. Mr. Welbourn graduated from Marquette University with a degree in Education and earned his MBA degree from George Williams College. Mr. Welbourn has been selected as an honored professional of the National Directory of Who’s Who in Executive and Professionals from 1996 through 2002 and was appointed to the Business Advisory Council in 2001 and the Presidents Business Commission in 2002.

(f) Involvement in certain legal proceedings.

Not applicable.

(g) Promoters and control persons.

Not applicable.

(h) Audit committee financial expert.

See (i) below.

(i) Identification of the audit committee

The Company does not currently have an audit committee of the board of directors, as none is required, and the board believes it can effectively serve in that function and, therefore, currently does. Management believes that certain individuals on the board of directors may have the necessary attributes to serve as a financial expert on an audit committee, if required.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater-than-10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe that during 2006, based solely on a review of the copies of such forms furnished to us during 2006 and written representations from the executive officers, directors and greater-than-10% beneficial owners of our common stock, have complied with all Section 16 filing requirements.

CODE OF ETHICS

We have adopted a Code of Ethics for our senior financial management, which includes our chief executive officer and chief financial officer as principal executive and accounting officers, that has been filed as an exhibit to this report.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Equity Compensation

Mr. Michael Casazza became our chief executive officer on May 26, 2005. In July 2005, the Company’s Board of Directors authorized a proposal for a stock based compensation plan (the “Plan”) for the Company’s CEO. In August 2005, the Board of Directors retained an independent consultant to review the Plan for reasonableness. As a result of that review, in September 2005, the board of directors approved the Plan, which consists of the following: i) a warrant to purchase up to 125,000 shares of the Company’s $.001 par value common stock for a period of three years at an exercise price of $1.81 per share (the 10 day average market price of the stock from the date of the proposal); ii) a number of shares of common stock of the Company based on 5% of the increase in the market value of the Company’s common stock on an annual basis; and, iii) a grant of 125,000 options under FastFunds 2004 Stock Option Plan. Each option has an exercise price of $1.10 (the market value of the common stock on the date of grant) with an expiration of September 2015. Mr. Casazza resigned December 15, 2006.

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

Mr. Anwar entered into an employment agreement with Chex on March 1, 2003. Under that agreement, Mr. Anwar received a base compensation of $50,092, $141,115 and $119,011 for the years ended December 31, 2006, 2005 and 2004, respectively. The employment agreement terminated upon Mr. Anwar’s resignation from the Company on February 22, 2006.

Cash Incentive Bonuses

We had no cash incentive bonus program in effect for 2006.

Severance and Change-in-Control Benefits

We had no provisions for mandatory severance benefits in the event of a termination of change of control of the Company.

We have no plan or arrangement with respect to any officer’s of the Company that will result from a change in control of the Company or a change in the individual’s responsibilities following a change in control. For descriptions of applicable employment agreements and arrangements, please refer to the above paragraph (a) of this Item.

Other Benefits

Through the Asset Sale on January 31, 2006, our executives were eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life and disability insurance on the same basis as our other employees.

We currently have no benefit plan.

Summary Compensation Table

The following table sets forth information regarding compensation paid to our officers during the years ended December 31, 2006, 2005 and 2004:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqual-ified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael Casazza (1) Chief Executive Officer	2006 2005	$-						$275,000	$275,000
Ijaz Anwar (2) Chief Financial Officer	2006 2005 2004	50,092 141,115 119,011						111,846 11,312 13,160	161,932 152,427 132,171
James Welbourn (3)	2006 2005 2004	3,738 48,500 166,418						5,055 46,620 49,592	8,793 95,120 216,010

(1)
Mr. Casazza became the chief executive officer May 26, 2005. Mr. Casazza received no base salary during his tenure as chief executive officer. Mr. Casazza received other compensation related to the Asset Sale, guaranty fees and other. Mr. Casazza resigned December 15, 2006.

(2)
Mr. Anwar’s all other compensation is comprised of auto allowances of $1,615 (2006), $8,400 (2005) and 2004 and of $231 (2006), $2,912 (2005) and $4,760 (2004) of employer 401(k) match. Additionally, Mr. Anwar received $110,000 for his role in the Asset Sale. Mr. Anwar resigned February 22, 2006.

(3)
Mr. Welbourn’s all other compensation is comprised of earned commissions of $4,432 (2006), $40,390 (2005) and $33,205 (2004), an auto allowance of $623 (2006), $6,230 (2005) and $8,400 (2004), and $7,987 (2005) and $7,908 (2004) as a result of employer 401(k) match. Mr. Welbourn resigned January 2, 2007.

Grant of Plan-Based Awards

There were no equity awards granted to the Company’s executive officers during the year ended December 31, 2006.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information regarding each unexercised option held by each of our named executive officers as of December 31, 2006.

	Option Awards					Stock Awards
Name	Number of Securities Under-lying Unexer-cised Options (#) Exer-cisable	Number of Securities Under-lying Unexer-cised Options (#) Unexer-cisable	Equity Incentive Plan Awards: Number of Securities Under-lying Unexer-cised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Securities That Have Not Vested (#)	Market Value of Securities That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Securities or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Securities or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Henry Fong	60,000	0	0	$1.10	9/15/2015	0	$0	0	$0

Option Exercises and Stock Vested Table

The following table shows the number of shares acquired upon exercise of options by each named executive officer during the year ended December 31, 2006 and the number of shares of restricted stock held by each named executive officer that vested during the year ended December 31, 2006.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
Ijaz Anwar (1)	63,457	0	0	0

(1) Mr. Anwar exercised 70,000 options to purchase common stock in a cashless exercise transaction, utilizing 6,543 options and acquired 63,457 shares of common stock of the Company.

Non-Qualified Deferred Compensation Plans

We have no non-qualified deferred compensation plans currently in effect.

Director Compensation

The following table shows the compensation earned by each of our non-officer directors for the year ended December 31, 2006.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Henry Fong	$25,000	0	0	0	0	0	$25,000
James Welbourn (1)	$25,000	0	0	0	0	0	$25,000
Aaron Grunfeld	$25,000	0	0	0	0	0	$25,000
John McMahon (2)	$25,000	0	0	0	0	0	$25,000

(1)	Mr. Welbourn resigned January 2, 2007.
(2)	Mr. McMahon resigned November 30, 2006.

In 2005, each member of our Board of Directors received $29,167. Members of the Board of Directors also receive reimbursement for expenses incurred in attending board meetings.

In September 2005 the Board of Directors of the Company authorized a new compensation plan to the four Directors, which includes the grant of 30,000 options to each director on an annual basis, as well as annual compensation of $25,000 to each director, to be paid in monthly installments. In February 2007, the Board of Directors authorized the issuance of options to purchase 30,000 shares of common stock at $0.75 per share to each Messrs. Fong and Grunfeld. For the years ended December 31, 2006 and 2005 each director received $25,000 and $29,167, respectively. Beginning with the monthly fee due September 1, 2006, the Board of Directors temporarily suspended the monthly payment and accordingly, at December 31, 2006, $31,247 is included in accrued liabilities representing the total amount that remains unpaid in the aggregate. Additionally, members of the board of directors receive reimbursement for expenses incurred in attending board meetings or for other services related to their responsibilities as board members.

Limitation of Liability and Indemnification of Officers and Directors

Nevada law permits a company to indemnify its directors and officers except for any act of dishonesty. The Company has provided in its bylaws for the indemnification of officers and directors to the fullest extent possible under Nevada law against expenses (including attorney’s fees), judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceeding, arising by reason of the fact that such person is or was an agent of ours. In addition, the Company has the power, to the maximum extent and in the manner permitted by the Nevada Business Corporations Act, to indemnify each of our employees and agents (other than directors and officers) against expenses (including attorneys’ fees), judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceeding arising by reason of the fact that such person is or was an agent of FastFunds Financial Corporation.

The Company’s bylaws limit or eliminate the personal liability of its officers and directors for damages resulting from breaches of their fiduciary duty for acts or omissions except for damages resulting from acts or omissions which involve negligence, willful misconduct, intentional misconduct, fraud or a knowing violation of law.

Insofar as indemnification for liabilities arising under the Securities Act pursuant to the foregoing provisions, or otherwise, the small business issuer has been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Company of expenses incurred or paid by a director, officer or controlling person of the Company in the successful defense of any such action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Company will, unless in the opinion of counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act, and will be governed by the final adjudication of such issue.

Compensation Committee Interlocks

Our Compensation Committee is presently comprised of the members of our board of directors. The board of directors has reviewed and discussed the compensation discussion and analysis contained in the Report with our management and has recommended that it be included in this Report.

Members of our board of directors
Mr. Henry Fong
Mr. Aaron Grunfeld

Compensation Committee Report

For the year ended December 31, 2006, our board of directors did not formally review executive compensation primarily because our president and chief financial and operating officer were performing under employment agreements executed prior to the Merger. Our board of directors, in the absence of a formal compensation committee, intends to review executive compensation during the year ended December 31, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders	385,000	$ 1.10	1,415,000
Total	385,000	$ 1.10	1,415,000

(a)(b) Security Ownership of Certain Beneficial Owners and Security Ownership of Management.

The following table contains information at March 31, 2007, as to the beneficial ownership of shares of our common stock by each person who, to our knowledge at that date, was the beneficial owner of five percent or more of the outstanding shares of the class, each person who is a director or a named executive officer of the Company under the summary compensation table and all persons as a group who are current executive officers and directors, and as to the percentage of outstanding shares so held by them at March 31, 2007.

Name and Address of Beneficial Owner	Shares of Common Stock Owned (1)	Shares of Common Stock Underlying Options (1)	Shares of Common Stock Underlying Preferred Stock (1)	Shares of Common Stock Underlying Warrants (1)	Total	Percentage of Common Stock Owned (2)

Hydrogen Power, Inc. 1942 Westlake Avenue Suite 1010 Seattle WA 98101	3,500,000	0	0	0	3,500,000	49.3%

Henry Fong 7315 E Peakview Ave Englewood CO 80111	148,725	90,000		750,000	988,725	12.5%

Aaron A. Grunfeld 10390 Santa Monica Blvd Fourth Floor Los Angeles CA 90025	0	90,000	0	48,000	138,000	1.9%

Thomas Olson 7315 E Peakview Ave Englewood CO 80111	28,941	30,000	0	0	58,941	0.8%

James Welbourn 319 Clematis St #703 West Palm Beach FL 33401	111,531	60,000	0	0	171,531	2.4%

All officers and directors as a group (four persons)	289,197	270,000	0	798,000	1,357,197	16.6%

(1) The beneficial owners exercise sole voting and investment power.
(2) As of March 31, 2007, 7,095,301 shares of our common stock were outstanding.

(c) Changes in control.

We have entered into a Letter of Intent to acquire 100% of ISI. ISI is an engineering procurement and construction services company to the mining, energy and natural resources industries. If we conclude the transaction, the acquisition would result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

WARRANT ISSUED TO EQUITEX IN CONNECTION WITH MERGER

In connection with the Merger, the Company issued a five-year warrant to Equitex for the purchase of an aggregate of 800,000 shares of Company common stock at a purchase price of $0.10 per share. Equitex has subsequently distributed all of these warrants to purchase common stock.

(a) Transactions with Related Persons.

None.

Transactions with Directors

DIRECTOR INDEPENDENCE

Indebtedness of management.

One of the Company’s directors (resigned January 2, 2007) has a note payable to the Company at December 31, 2006 in the amount of $454,966, which is presented as a reduction of stockholders’ equity in the Company’s balance sheet as of December 31, 2006. In conjunction with the Asset Sale, the Company agreed to compensate the director $100,800 annually in consideration of a five year non-compete agreement and a release, whereby the director waived his right to future commissions that he was previously entitled to. Such compensation is being applied to reduce the note payable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

GHP Horwath, P.C. served as our independent registered public accounting firm for 2006 and 2005.

Audit Fees

Fees billed and expected to be billed by GHP Horwath, P.C. for audit and interim financial statement review services related to the years ended December 31, 2006 and 2005 were approximately $80,000 and $130,000, respectively, which includes out-of-pocket costs incurred in connection with these services.

Audit-Related Fees

Fees billed by GHP Horwath, P.C. for audit-related services related to the years ended December 31, 2006 and 2005 were approximately $9,000 and $0 for each year, respectively. Fees billed during the year ended December 31, 2006 related to services provided related to coordinating cash counts at casino locations in connection with the Company’s sale of the assets of Chex Services, Inc.

Tax Fees

Fees billed and expected to be billed by GHP Horwath, P.C. for tax return preparation services related to the years ended December 31, 2006 and 2005 were approximately $10,000 and $20,000, respectively.

All Other Fees

The Company incurred no other fees to GHP Horwath, P.C. for 2006 and 2005.

Preapproval Policy

Pursuant to our Audit Committee Charter, before the accountant is engaged by us to render audit or non-audit services, our audit committee approves the engagement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this report immediately following the signature page.

   Page

1. Financial Statements and Supplementary Data
Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated financial statements:
Consolidated balance sheets - December 31, 2006 and 2005	F-2
Consolidated statements of operations - years ended December 31, 2006, 2005 and 2004	F-3
Consolidated statements of stockholders’ equity (equity deficiency) - years ended December 31, 2006, 2005 and 2004	F-4 - F-6
Consolidated statements of cash flows - years ended December 31, 2006, 2005 and 2004	F-7 - F-8
Notes to consolidated financial statements	F-9 - F-28

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

14.1	Code of Ethics (Filed herewith).

21.1	List of Subsidiaries (Filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certifications under Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 27, 2007	FASTFUNDS FINANCIAL CORPORATION
(Registrant)

By /S/ BARRY S. HOLLANDER
Acting Chief Executive Offider (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Date: April 27, 2007	/S/ BARRY HOLLANDER
Barry Hollander, Acting Chief Executive Officer

Date: April 27, 2007	/S/ AARON A. GRUNFELD
Aaron A. Grunfeld, Director

Date: April 27, 2007	/S/ HENRY FONG
Henry Fong, Director

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated financial statements:

Consolidated balance sheets	F-2

Consolidated statements of operations	F-3

Consolidated statements of stockholders’ equity (equity deficiency)	F-4 - F-6

Consolidated statements of cash flows	F-7 - F-8

Notes to consolidated financial statements	F-9 - F-28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
FastFunds Financial Corporation

We have audited the accompanying consolidated balance sheets of FastFunds Financial Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (equity deficiency) and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FastFunds Financial Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on January 31, 2006, the Company sold substantially all of the assets of Chex Services, Inc., a wholly-owned subsidiary of the Company that has conducted most of the Company’s business operations.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, on January 31, 2006, the Company sold substantially all of the assets of a wholly-owned subsidiary that previously conducted most of the Company’s business operations. That event, and the Company’s history of significant recurring losses, its working capital deficiency and stockholders’ equity deficiency, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Standards No. 123(R), Share-Based Payment.

/s/ GHP HORWATH, P.C.

Denver, Colorado
April 27, 2007

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$53,190	$8,273,253
Accounts receivable, net		163,044
Prepaid amounts on casino contracts		12,348
Deferred tax assets (Note 7)		1,874,000
Current portion of notes, advances and interest receivable, including related parties of
$25,461 (2005) (Note 3)	140,000	75,461
Other current assets	12,727	375,646

Total current assets	205,917	10,773,752

Notes, advances and interest receivable, including related parties of $268,390 (2005), net
net of portion (Note 3)		268,390
Property and equipment, net	14,047	1,077,802
Intangible and other assets, net	200	2,183,902
Goodwill		5,636,000

	14,247	9,166,094

	$220,164	$19,939,846
LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

Current liabilities:
Checks issued in excess of cash in bank (Note 4)		$1,105,379
Accounts payable	$389,170	430,873
Due to parent company (Note 5)	2,151,572
Accrued expenses	630,774	1,703,619
Accrued liabilities on casino contracts		649,441
Convertible and other promissory notes, and current portion of long-term debt (Note 4)	2,137,581	14,605,472
Derivative liabilities (Note 4)	461,521

Total current liabilities	5,770,618	18,494,784

Long-term debt, net of current portion (Note 4)		1,639,331
Deferred tax liability (Note 7)		2,867,000

		4,506,331

Total liabilities	5,770,618	23,001,115
Commitments and contingencies (Notes 4, 5 and 6)

Stockholders' equity deficiency (Note 8):
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding
Common stock, $.001 par value; 250,000,000 shares authorized; 15,580,959 (2006)
and 10,513,672 (2005) shares issued and outstanding	15,581	10,514
Additional paid-in capital	19,655,226	14,812,356
Stock subscription receivable		(135,000)
Investment in parent company common stock	(6,801,204)	(14,905)
Notes, advances and interest receivable, related parties	(6,266,843)	(6,990,700)
Accumulated deficit	(12,153,214)	(10,743,534)

Total stockholders' equity deficiency	(5,550,454)	(3,061,269)

	$220,164	$19,939,846

See notes to consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004

Fee revenue	$1,714,882	$18,531,141	$15,233,735
Other income	477,500

Total revenue	2,192,382	18,531,141	15,233,735

Location expenses:
Fees to casinos	546,196	6,458,907	5,312,522
Salaries and benefits	303,489	3,120,414	3,098,663
Selling, general and administrative	141,880	1,517,201	1,418,162
Processing fees	230,889	2,154,421	838,292
Returned checks (collected)	(22,269)	525,064	623,871

Total location expenses	1,200,185	13,776,007	11,291,510

Location gross margin	992,197	4,755,134	3,942,225

Selling, general and administrative	2,892,950	5,560,765	5,429,504
Amortization of intangible and other assets	308,911	925,916	860,915
Provision for (recovery of) losses and bad debt expense on related party
notes and interest receivable (Notes 3 and 8)	568,184	(90,000)	226,000
(Recovery of) provision for losses and bad debt expense on note
receivable, other (Notes 3 and 8)	(90,000)	100,000	236,500

	3,680,045	6,496,681	6,752,919

Gain on sale of net operating assets of subsidiary (Note 1)	(4,145,835)

Income (loss) from operations	1,457,987	(1,741,547)	(2,810,694)

Other income (expense):
Interest expense including related party interest of $693,905 (2006),
$388,384 (2005) and $362,751 (2004)	(1,338,101)	(3,530,698)	(1,910,974)
Loss on debt extinguishment (Note 4)	(1,236,949)
Interest income including related party interest of $399,658 (2006)
$386,953 (2005) and $346,957 (2004)	564,296	387,404	455,563

Total other expense	(2,010,754)	(3,143,294)	(1,455,411)

Loss before income taxes	(552,767)	(4,884,841)	(4,266,105)
Income tax expense (Note 7)	(856,913)	(1,021,506)	(521,889)

Net loss	$(1,409,680)	$(5,906,347)	$(4,787,994)

Net loss per share	$(0.09)	$(0.56)	$(0.54)

Weighted average number of common shares outstanding	15,049,758	10,488,276	8,933,269

See notes to consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (EQUITY DEFICIENCY)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Common stock		Additional paid-in	Stock subscription	Investment in	Notes, advances and interest receivable,	Accumulated	Total stockholders' equity
	Shares	Amount	capital	receivable	parent	related parties	deficit	(equity deficiency)

Balances, January 1, 2004	7,700,000	$7,700	$11,748,128	$(800,000)	$(611,680)	$(2,111,268)	$(49,193)	$8,183,687

Distribution of parent company common stock in exchange
for receivable due from parent company (Note 8)			29,180		21,570	(50,750)

Proceeds received in connection with stock subscription
receivable (Note 8)				200,000				200,000

Cancellation of portion of stock subscription receivable
and return of common stock (Note 8)			(250,000)	600,000	(350,000)

Acquisition of Seven Ventures, Inc. (Note 1)	584,670	585	(8,700)					(8,115)

Sales of parent company common stock (Note 8)			174,267		745,247			919,514

Purchases of parent company common stock (Note 8)					(113,625)			(113,625)

Conversion of notes payable to common stock	2,000,000	2,000	198,000					200,000

Beneficial conversion feature on convertible promissory
notes (Note 4)			200,000					200,000

Exercise of warrants (Note 8)	50,000	50	4,950					5,000

Issuance of common stock in exchange for stock
subscription receivable (Note 8)	40,000	40	215,960	(216,000)

Issuance of common stock upon cash-less exercise of
warrants (Note 8)	53,957	54	(54)

Contribution of capital from parent company for allocated
expenses, fair value of warrants and deferred loan
costs (Note 8)			716,900					716,900

Warrants issued in connection with convertible
promissory notes (Note 4)			113,097					113,097

Beneficial conversion features issued in connection with
convertible promissory notes (Note 4)			1,660,967					1,660,967

Increase in notes, advances and interest receivable due
from affliliates (Note 8)						(1,783,745)		(1,783,745)

Reclassification of related party receivables (Note 8)						(797,514)		(797,514)

Issuance of warrants to employees for services (Note 8)
			252,000					252,000

Net loss							(4,787,994)	(4,787,994)

Balances, December 31, 2004	10,428,627	$10,429	$15,054,695	$(216,000)	$(308,488)	$(4,743,277)	$(4,837,187)	$4,960,172

(Continued)

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (EQUITY DEFICIENCY)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004 (CONTINUED)

	Common stock		Additional paid-in	Stock subscription	Investment in	Notes, advances and interest receivable,	Accumulated	Total stockholders' equity
	Shares	Amount	capital	receivable	parent	related parties	deficit	(equity deficiency)

Balances, January 1, 2005	10,428,627	$10,429	$15,054,695	$(216,000)	$(308,488)	$(4,743,277)	$(4,837,187)	$4,960,172

Return and retirement of 15,000 shares of common stock in
exchange for reduction of stock subscription receivable
(Note 8)	(15,000)	(15)	(80,985)	81,000

Sale of parent company common stock (Note 8)			(73,254)		293,583			220,329

Issuance of common stock upon cashless exercise of
warrants (Note 8)	100,045	100	(100)

Distribution of warrants in connection with previous
sales of parent company common stock (Note 8)			(97,500)					(97,500)

Increase in notes, advances, and interest receivable due
from related parties, net (Note 8)						(2,247,423)		(2,247,423)

Options issued for services (Note 8)			9,500					9,500

Net loss							(5,906,347)	(5,906,347)

Balances, December 31, 2005	10,513,672	$10,514	$14,812,356	$(135,000)	$(14,905)	$(6,990,700)	$(10,743,534)	$(3,061,269)

(Continued)

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (EQUITY DEFICIENCY)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004 (CONTINUED)

	Common stock		Additional paid-in		Stock subscription	Investment in	Notes, advances and interest receivable,	Accumulated	Total stockholders' equity
	Shares	Amount	capital		receivable	parent	related parties	deficit	(equity deficiency)
Balances, January 1, 2006	10,513,672	$10,514	$14,812,356		$(135,000)	$(14,905)	$(6,990,700)	$(10,743,534)	$(3,061,269)

Issuance of common stock upon cashless
exercise of warrants (Note 8)	149,943	150	(150)

Increase in notes and advances receivable due
from related parties, net (Note 8)							(593,355)		(593,355)

Warrants issued for services (Note 6)			355,000						355,000

Conversion of parent company note and interest
payable to common stock (Note 4)	4,717,344	4,717	4,335,238						4,339,955

Issuance of 200,000 shares of common stock
in settlement of debt (Note 4)	200,000	200	(200)

Receipt of parent company common stock in
satisfaction of notes, advances and interest
receivable (Note 8)						(6,144,000)	6,443,794		299,794

Issuance of note to parent company
(Notes 1 and 8)							(5,000,000)		(5,000,000)

Amount due from parent company pursuant to
share price guarantee agreement (Note 8)			126,582				(126,582)

Write off of stock subscription receivable
(Note 8)					135,000				135,000

Receipt of parent company common stock in
exchange for amounts due to parent company
(Note 8)						(450,000)			(450,000)

Repricing of warrants and extension of
expiration (Note 4)			26,400						26,400

Purchase of parent company common stock
(Note 8)						(192,299)			(192,299)

Net loss								(1,409,680)	(1,409,680)

Balances, December 31, 2006	15,580,959	$15,581	$19,655,226	$		$(6,801,204)	$(6,266,843)	$(12,153,214)	$(5,550,454)

See notes to consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004

Cash flows from operating activities:
Net loss	$(1,409,680)	$(5,906,347)	$(4,787,994)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	601,899	1,747,923	1,408,449
Non-cash interest expense	764,927	126,456	104,502
Stock-based compensation	355,000	9,500	252,000
Provision for losses, including bad debt	478,184	112,473	527,500
Loss on debt extinguishment	1,236,949
Amortization of discount on convertible promissory notes
payable related to beneficial conversion features		1,588,729	373,200
Discount on debentures	(20,620)
Gain on sale of net operating assets of subsidiary (Note 1)	(4,145,835)
Allocated expenses from parent			91,000
Deferred income tax expense	851,000	993,000	473,000
Decrease (increase) in assets, net of Asset Sale (Note 1):
Accounts receivable	163,044	790,841	243,941
Interest and other receivables	(399,658)	(606,198)	(456,907)
Prepaid and other current assets	28,228	111,260	(199,702)
Increase (decrease) in liabilities:
Accounts payable	98,096	162,491	116,872
Accrued expenses	(2,048,127)	964,754	449,804
Derivative liabilities	461,521
Due to parent company	(1,160,192)

Net cash (used in) provided by operating activities	(4,145,264)	94,882	(1,404,335)

Cash flows from investing activities:
Proceeds received from Asset Sale, net of costs (Note 1)	12,642,784
Purchases of property and equipment		(729,077)	(553,277)
Repayments on notes receivable	160,461	813,063	18,973
Advances on notes receivable		(86,073)	(2,004,673)

Net cash provided by (used in) investing activities	12,803,245	(2,087)	(2,538,977)

Cash flows from financing activities:
(Decrease in) increase inchecks issued in excess of cash in bank	(1,105,379)	1,105,379	(2,497,766)
Borrowings on convertible promissory notes			1,774,064
Repayments on convertible promissory notes	(1,012,500)	(611,564)
Borrowings on notes and loans payable, parent company			5,000,000
Borrowings on notes and loans payable	450,000	2,036,000	3,047,530
Repayments on notes and loans payable	(9,593,497)	(2,137,105)	(2,487,105)
Borrowings on long-term debt			400,000
Borrowings on long-term debt, parent company		(619,343)	(641,721)
Repayments of long-term debt		(85,540)	(64,322)
Proceeds received on stock subscription receivable			200,000
Proceeds from exercise of warrants			5,000
Purchase of parent company common stock	(192,299)		(113,625)
Proceeds from sale of parent company common stock		220,329	919,514
Repurchase of warrants		(50,000)
Payments of deferred loan costs		(4,200)	(472,925)
Notes and advances to parent company	(5,424,769)	(111,839)	(1,457,833)
Repayments on notes and advances to parent company	400

Net cash (used in) provided by financing activities	(16,878,044)	(257,883)	3,610,811

(Continued)

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
Decrease in cash and cash equivalents	(8,220,063)	(165,088)	(332,501)
Cash and cash equivalents, beginning	8,273,253	8,438,341	8,770,842

Cash and cash equivalents, ending	$53,190	$8,273,253	$8,438,341

Supplemental disclosure of cash flow information:

Cash paid for interest	$1,246,763	$1,430,300	$1,299,269

Cash paid for income taxes	$5,913	$28,506	$12,242

Supplemental disclosure of non-cash investing and financing activities:

Conversion of parent company note payable and accrued interest to common stock
(Notes 4 and 8)	$3,905,960

Receipt of parent company common stock in satisfaction of notes advances and interest
receivable (Note 8)	$6,144,000

Receipt of parent company common stock in exchange for amounts due parent company
(Notes 5 and 8)	$450,000

Issuance of common stock by parent to a third party for settlement of an obligation in
exchange for reduction in receivable (Note 8)	$150,000	$95,153

Property and equipment sold to third party in exchange for extinguishment of accounts
payable		$152,000

Return and retirement of common stock in exchange for stock subscription receivable		$81,000

Repurchase of FFFC warrants from parent in exchange for reduction in related party note
receivable		$47,500

Accounts payable allocated to parent related to legal fees in the iGames litigation		$96,427

Assumption of iGames note receivable and accrued interest by parent and related increase
in receivable due from parent due to indemnification		$1,815,352

Contribution of capital from parent for allocated expenses, fair value of warrants and deferred
loan costs			$625,900

Cancellation of portion of stock subscription receivable			$250,000

Return of parent company common stock in exchange for stock subscription receivable			350,000

			$600,000

Conversion of notes payable to common stock			$200,000

Issuance of common stock in exchange for stock subscription receivable			$216,000

Distribution of parent company common stock to third parties in exchange for receivable due
from parent			$50,750

Warrants issued in connection with convertible promissory notes			$113,097

Beneficial conversion features issued in connection with convertible promissory notes			1,660,967

See notes to consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

1.	Business and organization, asset sale, and going concern and management’s plans:

Business and organization:

FastFunds Financial Corporation (the “Company” or “FFFC”) is a holding company, and through January 31, 2006, operated primarily through its wholly-owned subsidiary Chex Services, Inc. (“Chex”). FFFC was previously organized as Seven Ventures, Inc. (“SVI”). Effective June 7, 2004, Chex merged with SVI (the “Merger”), a Nevada corporation formed in 1985. At the date of the Merger, SVI was a public shell with no significant operations. The acquisition of Chex by SVI was recorded as a reverse acquisition based on factors demonstrating that Chex represents the accounting acquirer. The historical stockholders’ equity of Chex prior to the exchange was retroactively restated (a recapitalization) for the equivalent number of shares received in the exchange after giving effect to any differences in the par value of the SVI and Chex common stock, with an offset to additional paid-in capital. The restated consolidated accumulated deficit of the accounting acquirer (Chex) has been carried forward after the exchange. On June 29, 2004, SVI changed its name to FFFC.

The Company is a majority-owned subsidiary of Hydrogen Power, Inc. (“HPI” or the “Parent”), a public company, formerly known as Equitex, Inc. and Hydrogen Power International, Inc. As of December 31, 2006, HPI owns approximately 80% of the Company’s outstanding common stock.

FFFC’s wholly-owned subsidiaries (collectively referred to as the “Company”) include the following:

Chex, a Minnesota corporation, provided financial services prior to the sale of substantially all of Chex’s assets (the “Asset Sale”), see below, which primarily consisted of check cashing, automated teller machine (ATM) access, and credit card advances to customers primarily at Native American owned casinos and gaming establishments.

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

Collection Solutions, FFI, FFC and FFIL generated no revenues and had no significant operations for the years ended December 31, 2006, 2005 and 2004. All significant intercompany accounts and transactions have been eliminated in consolidation.

Asset sale:

On December 22, 2005, FFFC and Chex entered into an Asset Purchase Agreement (the “APA”) with Game Financial Corporation (“Game”), pursuant to which FFFC and Chex agreed to sell all of its cash access contracts and certain related assets, which represented substantially all the assets of Chex. Such assets also represented substantially all of the operating assets of the Company on a consolidated basis. On January 31, 2006, FFFC and Chex completed the sale (the “Asset Sale”) for $14 million pursuant to the

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

1.	Business and organization, asset sale, and going concern and management’s plans (continued):

Asset sale (continued):

APA and received net cash proceeds of $12,642,784, after certain transaction related costs and realized a pre-tax book gain of $4,145,835. As a result of the Asset Sale, the Company has no substantial continuing operations. Therefore, the Company is not reporting and accounting for the sale of Chex’s assets as discussed in discontinued operations.

On March 14, 2006, FFFC loaned HPI $5 million of the total proceeds from the Asset Sale for one year at 10% per annum interest (Note 8). Based on management’s evaluation of repayment intentions, and in consideration of Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) Topic 4-E regarding receivables from affiliates, the total face value amount is presented as a reduction of stockholders’ equity at December 31, 2006.

Additionally, FFFC and Chex entered into a Transition Services Agreement (the “TSA”) with Game pursuant to which FFFC and Chex agreed to provide certain services to Game to ensure a smooth transition of the sale of the cash-access financial services business. Pursuant to the TSA, FFFC and Chex provided the necessary services for approximately three months and Game paid FFFC $150,000 per month. The TSA terminated May 19, 2006, and as a result FFFC recorded $477,500 of other income pursuant to the agreement for the year ended December 31, 2006.

Going concern and management’s plans:

The Company’s financial statements for the year ended December 31, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred significant losses since its inception and has a working capital deficit of $5,564,701, and an accumulated deficit of $12,153,214 as of  December 31, 2006. Moreover, it presently has no ongoing business operations or sources of revenue and little resources with which to obtain or develop new operations.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the Company will have adequate resources to fund future operations, if any, or that funds will be available to the Company when needed, or if available, will be available on favorable terms or in amounts required by the Company. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On January 31, 2007, FFFC announced that it executed a letter of intent to acquire Industrial Systems, Inc. ("ISI"). ISI, founded in 1991 and based in Delta, Colorado, provides turn-key engineering procurement and construction services to the mining, energy and natural resources industries throughout the United States. The letter of intent calls for FFFC to acquire 100% of the outstanding securities of ISI in an all stock tax-free exchange. While specific details are being negotiated as part of a definitive agreement, terms of the letter of intent call for the existing stockholders of ISI to own approximately 65% of the Company's common stock at closing of the transaction, with the potential to earn an estimated additional 6% based on post-closing incentives. Completion of the transaction is subject to further due diligence by each party, negotiation and execution of a definitive agreement, and other customary pre-closing conditions, and is anticipated to occur during the quarter ending June 30, 2007. If consummated, this transaction would likely be accounted for as public shell merger or a reverse acquisition with the Company being treated for accounting purposes as the accounting acquiree.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

1.	Business and organization, asset sale, and going concern and management’s plans (continued):

Going concern and management’s plans (continued):

Return of Company Common Stock from Parent:

On January 2, 2007, pursuant to the terms of a Redemption, Stock, Sale and Release Agreement (the “Redemption Agreement”) by and between HPI and the Company, the Company (i) redeemed 8,917,344 shares of FFFC’s common stock held by HPI, (ii) acquired from HPI an aggregate of 5,000 shares of common stock of Denaris Corporation, a Delaware corporation (“Denaris”), (iii) acquired from HPI an aggregate of 1,000 shares of common stock of Key Financial Systems, Inc., a Delaware corporation (“Key Financial”), and (iv) acquired from HPI an aggregate of 1,000 shares of common stock of Nova Financial Systems, Inc., a Delaware corporation (“Nova Financial”). Denaris was a majority owned subsidiary of HPI, and Key Financial and Nova Financial were wholly owned subsidiaries of HPI. Denaris, Key Financial and Nova Financial do not have significant operations. The shares of common stock of each entity transferred by HPI pursuant to the Redemption Agreement constituted all of HPI’s holdings in each entity. In consideration of the redemption and acquisition of the shares of Denaris, Key Financial and Nova Financial, FFFC released HPI from all outstanding payment obligations of HPI to the Company, including obligations under a Secured Promissory Note dated March 14, 2006 in favor of the Company in the principal face amount of $5,000,000 (the “FastFunds Note”). The outstanding balance on the FastFunds Note, including principal and interest accrued, as of the date of the Redemption Agreement was $5,402,398.

Immediately after the closing of the Redemption Agreement, the Company had 6,663,615 shares of common stock outstanding and HPI continued to hold 3,500,000 shares of FFFC common stock, constituting approximately 52.5% of FFFC’s outstanding common stock. As of January 2, 2007, the Company also held 1,500,000 shares of common stock of HPI. Pursuant to the Redemption Agreement, the Company and HPI each provided the other certain registration rights relating to the common stock of such party held by the other party.

2.	Summary of significant accounting policies:

Cash and cash equivalents:

For the purpose of the financial statements, the Company considers all highly-liquid investments with an original maturity three-months or less to be cash equivalents.

Prior to the Asset Sale, cash and cash equivalents also included cash in the process of collection (“CIPC”). CIPC includes ATM advances, as well as credit card advances made to customers. ATM advances made to customers included in CIPC totaled approximately $1,659,000 as of December 31, 2005. Credit card advances made to customers included in CIPC totaled approximately $1,588,000 as of December 31, 2005.

Notes and advances receivable:

The Company has made notes and advances to various officers, affiliates and employees of the Company under various loan agreements (Notes 3 and 8). The notes and advances made to officers were made prior to the acquisition of Chex by HPI in December 2001. The Company’s allowance for doubtful notes receivable is adjusted based on the Company’s assessment of the collectibility of each individual note and advance receivable, as well as the aging of the notes and advances receivable. After all attempts to collect a note receivable have failed, the note receivable is written-off against the allowance. Based on management’s evaluation of repayment intentions, and in consideration of SAB topic 4-E regarding

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

2.	Summary of significant accounting policies (continued):

Notes and advances receivable (continued):

receivables due from underwriters, promoters, directors and employees, $454,966 and $485,936 of the total face value amount is presented as a reduction of stockholders’ equity at December 31, 2006 and 2005, respectively.

Investment in parent:

At December 31, 2006, the Company has an investment in 9.5% of the common stock of its parent Company, HPI (Note 8). The Company presents its investment in HPI common stock as a component of stockholder’s equity at cost in a manner similar to treasury stock. This presentation is based upon the Company’s consideration of the provisions of Emerging Issues Task Force (“EITF”) Issue No. 98-2, Accounting by a Subsidiary or Joint Venture for an Investment in the Stock of its Parent Company or Joint Venture Partner. This EITF discusses that in the separate financial statements of a subsidiary; an investment in the common stock of a parent whose only significant asset is its investment in the subsidiary is essentially the same as stock of the subsidiary and should be classified as a reduction to stockholders’ equity.

Legal defense costs:

The Company does not accrue for estimated future legal and related defense costs, if any, to be incurred in connection with outstanding or threatened litigation and other disputed matters but rather, records such as period costs when the services are rendered.

Loss per share:

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants, and common stock underlying convertible promissory notes are not considered in the calculations for the periods ended December 31, 2006, 2005 and 2004, as the impact of the potential common shares, which total 2,335,280 (2006), 4,807,064 (2005) and 6,243,128 (2004), would be antidilutive and decrease loss per share. Therefore, there is no diluted loss per share presented in 2006, 2005 and 2004.

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

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

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

The fair values of notes and loans payable to non-related parties approximate their carrying values because of the short maturities of these instruments. The fair value of long-term debt to non-related parties approximates carrying values, net of discounts applied, based on market rates currently available to the Company. The fair value of the notes payable to related parties (presented as a reduction in stockholders’ equity deficiency) are not practicable to estimate, based on the related party nature of the underlying transactions.

Accounting for obligations and instruments potentially settled in the Company’s common stock:

The Company accounts for obligations and instruments potentially to be settled in the Company's stock in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company's stock.

Under EITF 00-19, contracts are initially classified as equity or as either assets or liabilities, depending on the situation. All contracts are initially measured at fair value and subsequently accounted for based on the then current classification. Contracts initially classified as equity do not recognize subsequent changes in fair value as long as the contracts continue to be classified as equity. For contracts classified as assets or liabilities, the Company reports changes in fair value in earnings and discloses these changes in the financial statements as long as the contracts remain classified as assets or liabilities. If contracts classified as assets or liabilities are ultimately settled in shares, any previously reported gains or losses on those contracts continue to be included in earnings. The classification of a contract is reassessed at each balance sheet date.

Stock-based compensation:

The Company has one stock option plan approved by FFFC’s Board of Directors in 2004, and also grants options and warrants to consultants outside of its stock option plan pursuant to individual agreements.

On January 1, 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 - revised 2004 (“SFAS 123R”) Share-Based Payment which replaced SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and supersedes Opinion No. 25 of the Accounting Principles Board, Accounting for Stock Issued to Employees (APB 25). The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

2.	Summary of significant accounting policies (continued):

Stock-based compensation (continued):

Previously, the Company accounted for stock-based employee and director compensation using the intrinsic method under APB 25. There were no options granted during the year ended December 31, 2006, and all options granted prior to the adoption of SFAS 123R were fully-vested. As a result, no stock option expense was required to be recorded in 2006. Therefore, there was no effect of the change on 2006 operations.

Had compensation cost for stock-based compensation to employees and directors been determined based on the fair values at the grant dates for awards under the plans consistent with the fair-value based method of accounting prescribed by SFAS No. 123 for the years ended December 31, 2005 and 2004 prior to the adoption of SFAS No. 123R, the Company’s results would have been changed to the pro forma amounts indicated below:

	Year Ended December 31,
	2005	2004

Net loss, as reported	$(5,906,347)	$(4,787,994)

ADD: Stock-based employee compensation
expense included in reported results of
operations, net of related tax effects	9,500	252,000

DEDUCT: Total stock-based employee
compensation expense determined under
fair value-based method for all awards,
net of related tax effects	(181,500)	(265,000)

Pro forma net loss	$(6,078,347)	$(4,800,994)

Net loss per share:
As reported	$(0.56)	$(0.54)

Pro forma	$(0.58)	$(0.54)

The fair value of options and warrants granted to purchase FFFC and HPI common stock were estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions for 2005 and 2004.

	2005	2004

Expected dividend yield	0	0
Expected stock price volatility	111%	74%
Risk fee interest rate	2.0%	2.0%
Expected life of options	1 year	1 year

The Company’s stock option plan is more fully described in Note 8.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

2.	Summary of significant accounting policies (continued):

Reclassifications:

Certain minor reclassifications to amounts reported in the 2005 and 2004 consolidated financial statements have been made to conform to the 2006 presentation.

Recently issued accounting pronouncements:

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation will be effective for the first quarter of 2007. The Company is currently assessing the impact the adoption of FIN 48 will have on its consolidated financial statements and expects that it may be material.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS in February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to FASB No. 115. SFAS No. 159 will permit companies the option to choose to measure many financial instruments and other items at fair value. SFAS Nos. 157 and 159 will be effective for the Company’s fiscal year 2008. The Company is currently assessing the impact, if any, that adoption of SFAS Nos. 157 and 159 will have on its consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

3.	Notes, advances and interest receivable:

Notes, advances and interest receivable at December 31, 2006 and 2005, consist of the following:

	2006		2005

Note receivable; non-interest bearing; net of $256,316 discount, based on imputed interest rate of 12% through December 2010; collateralized by mortgages on three parcels of real property in Florida, a valuation allowance of $61,500 and $336,500 has been recorded against this receivable at December 31, 2006 and 2005, respectively; at December 31, 2006 and 2005 in default and non-performing; the Company received $140,000 in January 2007 as full settlement [A]		$201,500	$336,500

Notes receivable from Equitex 2000, Inc., an affiliate of HPI; interest at 10%; a valuation allowance of $205,000 has been recorded against this receivable at December 31, 2006, unsecured; due on demand [A]		205,000	205,000

Note receivable from Coast ATM, LLC; interest at 10%; maturity November 2005; a valuation allowance of $50,000 has been recorded against this receivable at December 31, 2006; at December 31, 2006 and in default and non-performing [A]		50,000	50,000

Notes receivable from various Chex employees; non-interest bearing, unsecured and due on demand; repaid in January 2006			25,461
		456,500	616,961
Interest receivable, includes related party interest of $63,390 (2005)			63,390
Less current maturities		(140,000)	(75,461)

Notes, advances and interest receivable, net of current portion, before valuation allowance		316,500	604,890
Less valuation allowance		(316,500)	(336,500)

Notes, advances and interest receivable, long-term	$		$(268,390)

[A] The Company is no longer accruing interest on these non-performing loans due to uncertainty as to substantial collection.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

3.	Notes, advances and interest receivable (continued):

Changes in the allowance for notes, advances and interest receivable for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004

Balances, beginning of year	$336,500	$1,515,800	$1,053,300
Additions charged to costs and expenses
(deducted from notes receivable)	255,000	100,000	462,500
Deductions credited to costs and expenses
(added to notes receivable)	(275,000)	(90,000)
Deductions to the allowance for final
Settlements		(1,189,300)

Balances, end of year	$316,500	$336,500	$1,515,800

4.	Convertible and other promissory notes and long-term debt:

Convertible and other promissory notes and long-term debt at December 31, 2006 and 2005, consist of the following:

	2006		2005

Convertible promissory notes:

Convertible promissory notes; interest rate ranging from 5% to 9.5%, net of discount [A]			$1,362,500

Notes payable:

Notes payable to individuals; interest rates ranging from 9% to 15%; interest payable quarterly; the notes are unsecured and matured on February 28, 2007 [B]		$2,108,000	$11,301,497

Long-term debt:

Convertible debentures, net of discount of $20,419 [C]		$29,581

Note payable to HPI, net of discount [D]			$3,496,559

Obligations under capital leases; imputed interest rates ranging from 6.5% to 7%; repaid in January 2006			84,247
			3,580,806
Less current portion		29,581	(1,941,475)

Long-term debt, net of current portion	$		$1,639,331

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

4.	Convertible and other promissory notes and long-term debt (continued):

The weighted average interest rate on short-term borrowings was 10.3%, 10.2% and 10.5% in 2006, 2005 and 2004, respectively.

[A]
In December 2004, the Company issued an aggregate of $1,774,064 of unsecured convertible promissory notes (the “Convertible Notes”) with various note holders (the “Holders”). The Convertible Notes carried a stated interest rate of 9.5% per annum, had a nine month original term and were convertible at the Holder’s option, including any unpaid interest into shares of FFFC common stock at $1.00 per share commencing on the due date (which was deemed beneficial). The Holders also received warrants to purchase 1,774,064 shares of FFFC common stock at an exercise price of $2.00 per share. The proceeds from the Convertible Notes were allocated between the estimated fair value of the warrants and the beneficial conversion features based on their respective fair values. The warrants were valued at $113,097, and therefore, $113,097 of the total proceeds was allocated to the warrants. The beneficial conversion features were valued at $1,660,967, as the intrinsic value of the beneficial conversion features is limited to the total amount of the proceeds received, net of the $113,097 allocated to warrants. During 2006 the Company repaid $1,012,500 of these Convertible Notes. In consideration of not meeting the original payment term on certain amounts, the Company agreed to issue 200,000 shares of its common stock to the Holders.

In May 2006, FFFC and HPI negotiated a settlement regarding the remaining $150,000 of these Convertible Notes, whereby HPI issued 42,182 shares of its common stock to the Holders in exchange for payment of the Convertible Notes. The fair market value of the 42,182 shares of common stock issued by HPI was $212,155, and accordingly, $62,155 is included in interest expense for 2006. HPI also issued warrants to purchase 21,091 shares of its common stock at $5.00 per share, expiring three years after the date of issuance. The warrants were valued at $73,882 based on the Black-Scholes option-pricing model, which is included in loss on extinguishment of debt (included in other expenses) for 2006 and recorded as an increase of $73,882 due to HPI (Note 8). Additionally, the Company agreed to lower the exercise price of the warrants to purchase 300,000 shares of its common stock from $2.00 to $1.75 per share. As a result of this reduction in the exercise price, the Company recognized an additional $26,400 of interest expense for 2006.

As of December 31, 2005, the Company also had $200,000 of outstanding convertible promissory notes issued in June 2004. These notes carried interest at 5% per annum, and unless converted, were due in April 2007. The notes were convertible into shares of FFFC common stock at $0.10 per share based on certain criteria (which was deemed beneficial). The intrinsic value of the beneficial conversion feature was limited to the amount of proceeds received and therefore the conversion feature was determined to be $200,000. In May 2006, HPI negotiated a settlement regarding these convertible notes, whereby HPI issued 180,000 shares of its common stock. The fair market value of the 180,000 shares of common stock issued by HPI as of the date of the settlement was $870,000 and accordingly, an additional $670,000 was recognized as a loss on extinguishment of debt (included in other expenses) for 2006. The settlement terms stipulate a price protection clause whereby the Company under certain circumstances must reimburse the former debt holders if the market price of the HPI common stock issued to them in the settlement is below $4.00 per share at the time they sell the stock.  As a result, the Company has recorded a derivative liability due to the debt holders at December 31, 2006 of $450,000 and an expense of $450,000 for 2006, representing the difference between the market value of the common stock as of December 31, 2006 and the $4.00 stated in the settlement agreement. The $450,000 was recognized as a loss on extinguishment of debt for 2006. Pursuant to the terms of the settlement agreement, HPI was required to file a registration statement covering the resale of these shares of common stock and to use its best efforts to cause the same to be effective on or before June 26, 2006. Accordingly, $43,067 is included in

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

4.	Convertible and other promissory notes and long-term debt (continued):

loss of extinguishment of debt for 2006. A registration statement was filed and declared effective by the SEC on February 9, 2007.

All remaining discounts on these Convertible Notes attributed to the warrants and beneficial conversion features were charged to interest expense upon payment and/or settlement of the Convertible Notes.

[B]
These notes payable (the “Promissory Notes”) became due on February 28, 2007. The Company renewed $283,000 of the Promissory Notes on the same terms and conditions as previously existed. In April 2007 the Company, through a financial advisor, restructured $1,825,000 of the Promissory Notes (the “Restructured Notes”). The Restructured Notes carry a stated interest rate of 15% and mature on February 28, 2008. Of the Restructured Notes, $150,000 and $175,000, respectively, have 90 day and 120 day provisions, whereby the noteholder can request repayment.

The Company has received notice regarding these notes requesting repayment on July 2, 2007 and August 3, 2007, respectively.

The chairman of the board of the Company has personally guaranteed up to $1 million of the Restructured Notes and two other non-related individuals each guaranteed $500,000 of the Restructured Notes. In consideration of their guarantees the Company granted warrants to purchase a total of 1,600,000 shares of common stock of the Company at an exercise price of $0.50 per share, expiring in March 2010. Additionally, in 2007 the Company will compensate the financial advisor 2% of the Restructured Notes and issue 150,000 shares of common stock to the financial advisor.

[C]
In December 2006, the Company entered into a purchase agreement with two accredited investors for the issuance and sale of $50,000 of 10% unsecured convertible debentures in private transactions (the “Debentures”). The Company received $45,000 from these transactions net of $5,000 of debt issuance costs, which will be amortized over the three-year term of the Debentures.

The Debentures are convertible at 75% of the average closing bid price per share of the Company’s common stock for the twenty days immediately preceding the date of conversion. The Debentures cannot be converted until six months after the issuance date of each Debenture.

The Company has determined that the conversion feature represents an embedded derivative. Since the Debentures are convertible into a variable number of shares upon conversion, the conversion feature is not considered to be conventional and therefore must be bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value if these derivative instruments have been recorded as a liability in the consolidated balance sheet with the corresponding amount recorded as a discount to the Debentures. The change in the fair value of the derivative liability will be remeasured at each balance sheet reporting date with any difference recorded as other income (expense) in the consolidated statement of operations.

At December 31, 2006, the Company revalued this derivative liability. Therefore, for the period from the issuance date to December 31, 2006, the Company reduced the previously recorded liability by $9,099 resulting in a recorded derivative liability of $11,521 at December 31, 2006.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

4.	Convertible and other promissory notes and long-term debt (continued):

[D]
In March 2004, HPI loaned $5,000,000 to Chex (the “HPI Note”) under terms identical to the Whitebox Notes. The Whitebox Notes are collateralized by all of the assets of Chex. In January 2006, the Company issued 4,717,344 shares of its common stock to HPI for full settlement for the outstanding balance on the HPI Note and related accrued interest in the aggregate amount of $3,905,960. The closing price of the shares issued to HPI on the conversion date exceeded the carrying value of the HPI Note and related accrued interest. As a result, additional interest expense of $433,995 was recorded on the date of conversion, which represents a pre-payment penalty.

Checks issued in excess of cash balance:

Prior to the Asset Sale, the Company’s credit card cash advance and check cashing business resulted in differences between funds availability and funding commitments. These differences resulted in book deficits in select bank accounts, which did not have a right of offset and which have been classified as a liability at December 31, 2005, totaling $1,105,379.

5.	Due to parent company:

The Company has amounts due to HPI as of December 31, 2006 comprised of $1,844,000 related to its utilization of a portion of HPI’s net operating loss carryforwards (Note 7). In addition, during 2006 the Company recorded a liability to HPI in the amount of $450,000 related to its acquisition of 300,000 shares of HPI common stock (Note 8) valued at $1.50 per share, its trading price on the date of the transaction. In December 2006, the Company repaid HPI $142,428 of this obligation for the common stock and accordingly, owes a balance of $307,572 in its regard as of December 31, 2006. The entire balance due to the parent is uncollateralized and is non-interest bearing without a definite due date.

6.	Commitments and contingencies:

Litigation:

The Company is involved in various claims and legal actions arising in the ordinary course of business. Although unable to estimate minimum costs, if any, in the opinion of management, the ultimate disposition of these matters will not likely have a material adverse impact either individually or in the aggregate on future consolidated results of operations, financial position or cash flows of the Company.

Consulting agreements:

In February 2006, the Company entered into a consulting agreement with a financial advisor (a former officer of the Company) to provide assistance to the Company in the placement of debt or equity financing with prospective investors. The term of the agreement is for three years, but can be terminated at any time by either party with 60 days notice. The advisor is to be compensated if the advisor is successful in completing a debt or equity financing for or on behalf of the Company. During 2006, the financial advisor assisted the Company in restructuring and or obtaining approximately $4,500,000 of investor notes. Pursuant to the agreement, the advisor was paid $134,972 and received 75,000 shares of common stock of HPI. The shares were valued at $224,215 and are included in general and administrative expenses for the year ended December 31, 2006.
.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

6.	Commitments and contingencies (continued):

Consulting agreements (continued):

In addition, the advisor received warrants to purchase up to 436,206 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants were valued at $355,000 based upon the Black-Scholes option-pricing model which was included in selling, general and administrative expenses for the year ended December 31, 2006.

In conjunction with the Asset Sale, an officer signed a five-year non-compete agreement with the buyer and also signed a release, waiving his right to any future commissions that he was previously entitled to. The Company agreed to compensate the officer $100,800 annually, over the five-year term of the non-compete agreement. Such compensation is to be applied to reduce the loan and interest receivable from the officer. If the officer breaches his non-compete agreement, the officer is no longer entitled to compensation and will be liable for any amount remaining on the loan. Accordingly, during 2006, the Company recorded consulting expenses of $92,400 and the interest and note receivable from the officer has been reduced by $61,066 and $31,344, respectively, for 2006 (Note 8).

7.	Income taxes:

The operations of the Company for periods subsequent to its acquisition by HPI and through August 2004, at which time HPI’s ownership interest fell below 80% are included in consolidated federal income tax returns filed by HPI. Subsequent to August 2004 and through January 29, 2006 the Company will file a separate income tax return. As of January 30, 2006, HPI’s ownership interest again exceeded 80% and the operations of the Company will be included in a consolidated federal income tax from that date forward. For financial reporting purposes, the Company’s provision for income taxes has been computed, and current and deferred taxes have been allocated on a basis as if the Company has filed a separate income tax return for each year presented. Management assesses the realization of its deferred tax assets to determine if it is more likely than not that the Company's deferred tax assets will be realizable. The Company adjusts the valuation allowance based on this assessment

Income tax expense for 2006 was $856,913. This amount is primarily related to deferred income tax expense recorded as a result of the Asset Sale in January 2006. This expense primarily represents the use of HPI’s net operating loss carryforwards, as the Company does not have sufficient net operating loss carryforwards available to offset the total taxable gain on the Asset Sale. Accordingly, the Company has recorded a liability to Parent company of $1,844,000 comprised of the 2006 deferred tax expense of $851,000, as well as the 2005 deferred tax expense of $993,000.  In connection with the Company's assessment of the adoption of FIN 48, management is currently evaluating any uncertainty resulting from its tax position to utilize HPI's net operating losses.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

7.	Income taxes (continued):

Income tax expense for 2006, 2005 and 2004, is as follows:

	2006		2005		2004

Current:
Federal	$		$		$
State		5,913		28,506		48,889

		5,913		28,506		48,889

Deferred:
Federal		365,000		2,235,000
State		44,000		276,000
Valuation allowance		442,000		(1,518,000)		473,000

		851,000		993,000		473,000

		$856,913		$1,021,506		$521,889

The following is a summary of the Company’s deferred tax assets and liabilities at December 31, 2006 and 2005:

	2006		2005

Deferred tax assets - current:
Net operating loss carryforwards			$1,678,000
Allowance for losses on notes receivable		$120,000	174,000
Stock-based compensation and other		322,000	22,000
		442,000	1,874,000

Deferred tax liabilities - long-term:
Goodwill and intangible assets			(2,867,000)

Net deferred tax asset (liability)		442,000	(993,000)
Less valuation allowance		(442,000)

Total deferred tax liability	$		$(993,000)

A reconciliation between the expected tax expense (benefit) and the effective tax rate for the years ended December 31, 2006, 2005 and 2004, respectively, are as follows:

	2006	2005	2004

Statutory federal income tax rate	(34%)	(34%)	(34%)
State taxes, net of federal income tax	(4%)	(4%)	(4%)
Effect of change in valuation allowance	80%	(31%)	50%
Recognition of tax liability related to
goodwill and intangible assets		59%
Non deductible expenses and other	113%	31%

	155%	21%	12%

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

7.	Income taxes (continued)

At December 31, 2006, the Company had utilized all of its net operating loss carryforwards available for federal and state income tax purposes. The Company’s valuation allowance increased $442,000 during the year ended December 31, 2006.

8.	Stockholders’ equity deficiency:

Common stock:

In 2004, the Company issued a total of 2,000,000 shares of common stock in exchange for two 25% conversions of convertible notes of $400,000 issued in connection with the June 7, 2004 Merger Agreement.

In November 2004, the Company issued 50,000 shares of common stock upon the exercise of 50,000 warrants at $0.10 per share for proceeds of $5,000. FFFC also issued 53,957 shares of common stock upon the cashless exercises of warrants to purchase 55,000 shares.

In April 2005, the Company issued 100,045 shares of common stock upon the cashless exercise of warrants to purchase 102,000 shares.

During 2006, the Company issued 149,943 shares of common stock upon the cashless exercise of warrants too purchase 178,000 shares of common stock.

Stock options:

The Company has a stock option plan (the “Plan”) which was approved by the Board of Directors in July 2004 and which permits the grant of shares to attract, retain and motivate employees, directors and consultants of up to 1.8 million shares of common stock. Options are generally granted with an exercise price equal to the Company’s market price of its common stock on the date of the grant and vest immediately upon issuance. In 2005, the Company granted to officers and directors 385,000 options under the Plan to purchase shares of common stock at an exercise price of $1.10 per share (the market value of the common stock at the date of the grant). Included in the options issued were options to purchase 20,000 shares of the Company’s common stock at $1.10 per share to a non-employee officer of the Company for services. The options were valued at approximately $9,500 and the amount was recorded as stock based compensation expense during the year ended December 31, 2005. All options outstanding at December 31, 2006 are fully-vested and exercisable. A summary of outstanding balances at January 1, and December 31, 2006 is as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	intrinsic
	Options	exercise price	remaining life	value

Outstanding at January 1, 2006 and December 31, 2006	385,000	$1.10	9 years	$0

The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified.

In 2004, HPI issued options to purchase 97,500 shares of its common stock to employees of Chex for services performed. The options were issued with an exercise price of $5.10 per share (the market value of the Company stock at the date of the grant) and expire in July 2009.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

8.	Stockholders’ equity deficiency (continued):

Warrants:

In connection with the Merger in 2004, HPI received warrants to purchase 800,000 shares the Company’s common stock at an exercise price of $0.10 per share, expiring June 2009. Of the warrants received by HPI, 640,000 were subsequently transferred to officers, directors and a consultant of HPI and Chex for services performed. The warrants were determined to have a fair value of $1.00 at the date of the grant. Of these warrants, 280,000 were issued to Chex officers, resulting in $252,000 of compensation expense in 2004. Additionally, during 2005 FFFC purchased 85,000 of the warrants at $1.15 per warrant. FFFC paid HPI $50,000 and reduced the amount owed from HPI by $47,500.

In September 2005, as part of his compensation package, an officer was granted warrants to purchase 125,000 shares of the Company’s common stock for a period of three years at an exercise price of $1.81 per share.

A summary of the activity of the Company’s outstanding warrants during 2006 and 2005 is as follows:

	Warrants	Weighted-average exercise price	Weighted-average grant date fair value	Aggregate intrinsic value

Outstanding January 1, 2005	2,469,064	$ 1.47	$ 0.30

Granted	125,000	1.81	0.48
Exercised	(102,000)	0.10	0.90

Outstanding and exercisable at December 31, 2005	2,492,064	1.54	0.28	$ 569,280

Granted	436,206	1.00	0.81
Exercised	(149,943)	0.10	0.90
Forfeited	(828,057)	1.94	0.06

Outstanding and exercisable at December 31, 2006	1,950,270	$ 1.32	$ 0.44	$ 186,750

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of December 31, 2006.

Exercise price range	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining life

$0.10	415,000	$ 0.10	2.44
$1.00	436,206	1.00	4.08
$1.75 - $2.00	1,099,064	1.91	2.81

	1,950,270	$ 1.32	3.02

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

8.	Stockholders’ equity deficiency (continued):

Warrants (continued):

The fair value of warrants granted to purchase the Company’s common stock were estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for the grants in the years ended December 31, 2005 and 2004.

	2006	2005

Expected dividend yield	0	0
Expected stock price volatility	135%	111%
Risk fee interest rate	4.75%	2.0%
Expected life of warrants	5 years	1 year

Investment in parent:

The following table summarizes the activity of the Company’s investment in common stock of HPI.

	2006		2005		2004

	Shares	Cost	Shares	Cost	Shares	Cost
Common stock:
Beginning balances	4,178	$ 14,905	86,486	$308,488	221,453	$611,680
Shares received	300,000	450,000
Shares purchased	41,858	192,299			17,250	113,625
Shares received upon HPI
conversion of preferred
stock and unpaid dividends	1,200,000	6,144,000
Shares sold			(82,308)	(293,583)	(228,050)	(745,247)
Shares returned in
exchange for stock
subscription receivable					83,333	350,000
Shares distributed to third
parties on behalf of HPI in
exchange for an HPI
receivable					(7,500)	(21,570)
	1,546,036	$6,801,204	4,178	$ 14,905	86,486	$308,488

Sales of HPI common stock are removed from the financial statements at the weighted average cost of the total shares outstanding, and the difference between the sales price and cost of the shares sold is classified as additional paid-in capital. The Company sold 82,308 and 228,050 shares of HPI common stock for cash proceeds of $220,339 and $919,514, respectively, during the years ended December 31, 2005 and 2004.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

8.	Stockholders’ equity deficiency (continued):

Notes, advances and interest receivable from related parties:

The Company has notes receivable due from HPI under various loan agreements. In addition, the Company has made advances to HPI to fund its operations. In accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 79, Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lessor Business Components of Another Entity, certain expenses paid by the Company on behalf of HPI have been charged to the receivables.

The following table summarizes the activity in these accounts for 2006, 2005 and 2004.

	2006	2005	2004

Beginning principal balances	$6,070,785	$4,189,816	$1,944,785
Cash advances	424,310		1,125,000
Issuance of HPI common stock to third party for
settlement of Chex obligation	(212,155)	(95,153)
Chex cash disbursements and accounts payable
allocated to HPI and Denaris	459	208,270	332,833
Loan to HPI	5,000,000
Share price guarantee from HPI	126,582
Issuance of HPI warrants to third party for settlement of
Chex obligation	73,882
Cash repayments	(400)
Consulting fees applied to officer’s receivable	(31,334)
Receipt of 1,200,000 shares of HPI common stock in
payment of principal balance owed as of January 31,
2006 from HPI and Denaris	(5,584,944)
Amount due from HPI under indemnification		1,815,352
Purchase by Chex of FFFC warrant owned by Equitex		(47,500)
Reclassification of other receivable due from Denaris			250,512
Reclassification of notes receivable from an officer of			485,936
FFFC
Distribution of HPI common stock held by Chex to third
parties in exchange for receivable from HPI			50,750

Ending principal balances [A]	5,867,185	6,070,785	4,189,816

Interest receivable, including reclassification of interest
from an officer of Chex of $61,066 (2005 and 2004) and
interest due from Parent company (and its subsidiary) of
$399,658 (2006), $858,849 (2005) and $492,395 (2004)
[B]	399,658	919,915	553,461

Ending principal and interest balances	$6,266,843	$6,990,700	$4,743,277

Included in the above is $126,582 as a result of an agreement between HPI and the Company, whereby HPI agreed to reimburse the Company for any losses recorded resulting from the Company’s purchase of HPI common stock in the open market.

The above balances are presented as a reduction of stockholders’ equity on the accompanying consolidated balance sheets.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

8.	Stockholders’ equity deficiency (continued):

Notes, advances and interest receivable from related parties (continued):

[A] The principal balance at December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004

HPI	$5,412,219	$4,480,490	$2,616,118
Denaris		1,104,359	1,087,762
Chex officer	454,966	485,936	485,936

	$5,867,185	$6,070,785	$4,189,816

In March 2006, HPI issued 1,200,000 shares of its common stock in full settlement of amounts due for HPI and Denaris. The Company applied the market value of the shares of $6,144,000 first to the principal amounts owed ($5,584,944) and the remaining amount of $559,056 to interest as stated above. The Company recorded bad debt expense of $299,794 as a result of the market value, 1,200,000 shares being less than the carrying value of the notes and interest receivable at the date of the transaction.

Stock subscription receivable:

During 2004, the Company received a cash payment of $200,000 on an $800,000 stock subscription receivable. In addition, in June 2004, the Company reached an agreement with the note holder to return 83,333 shares of HPI (then known as Equitex) common stock in full payment of the remaining $600,000 receivable. Since the market price of the 83,333 shares of common stock on the date of the agreement was approximately $350,000, the Company reduced the receivable by $250,000 and charged equity (additional paid-in capital). The 83,333 shares were returned to Chex during the third quarter of 2004.

In August 2004, the Company issued 40,000 shares of FFFC common stock to a convertible note holder in exchange for a stock subscription receivable. In February 2005, 15,000 of the shares were returned to the Company, reducing the stock receivable to $135,000. The $135,000 was written-off during the second quarter of 2006 in conjunction with the Settlement Agreement with the convertible noteholders discussed in Note 4.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

9.	Selected quarterly financial data (unaudited):

Selected unaudited quarterly financial data for 2006 and 2005 is summarized as follows:

	2006

	First		Second		Third	Fourth
	Quarter		quarter		Quarter	Quarter

Revenues	$2,011,956		$180,426

Location gross margin (loss)	778,786		212,818		(12,296)	12,889
Net income (loss) (a)	145,691	(b)	(1,106,120)	(c)	(207,009)	(242,242)
Basic income (loss) per common share (d)	0.01		(0.07)		(0.01)	(0.02)

	2005

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$4,414,143	$4,572,406	$4,980,376	$4,564,216

Location gross margin	1,171,404	1,149,775	1,337,159	1,096,796
Net loss	(1,230,333)	(1,287,333)	(1,352,056)	(2,036,625)(e)
Basic loss per common share	(0.12)	(0.12)	(0.13)	(0.19)

(a) Includes adjustments of approximately $279,000, $133,000 and $31,000, respectively, to increase income tax expense during the first, second and third quarters of 2006. These adjustments were not reflected in the Company’s quarterly reports and therefore the correction was made in the fourth quarter of 2006.

(b) Chex sold substantially all of its assets in January 2006 and recorded a gain during the first quarter of 2006 of $4,145,835 on the sale.

(c) Includes $1,021,000 recorded as a loss on debt extinguishment.

(d) Basic income (loss) per common share differs from previously reported amounts due to the change in the net income (loss) from the tax adjustments noted in (a) described above.

(e) Includes a decrease in the valuation allowance for deferred tax assets of $1,874,000 offset by the recognition of a deferred tax liability of $2,867,000 due to the Asset Sale.