Form 10-Q
period 2007-03-31
FASTFUNDS FINANCIAL CORP
filed 2007-05-22
CIK 779956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007

མ	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to_________

Commission File No. 333-1026-D

FASTFUNDS FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Nevada	87-0425514
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

319 Clematis Street, Suite 703
West Palm Beach, Florida 33401
(Address of principal executive offices) (Zip code)

(561) 514-9042
(Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. ☒Yes མNo

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Large Accelerated Filer ☐,	Accelerated Filer ☐,	Non-Accelerated Filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b.2 of the Exchange Act). ☒Yes ྈNo

Number of shares of common stock outstanding at May 21, 2007: 7,245,301

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$65,387	$53,190
Accounts receivable, net	239,100
Current portion of notes and advances receivable	50,000	140,000
Other current assets	720,669	12,727

Total current assets	1,075,156	205,917

Notes receivable (Note 3)	279,575
Property and equipment, net	11,221	14,047
Intangible and other assets, net	200	200

	290,996	14,247

	$1,366,152	$220,164

LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

Current liabilities:
Accounts payable	$598,306	$389,170
Due to parent company (Note 1)		2,151,572
Accrued expenses	606,434	630,774
Convertible and other promissory notes and current portion of long-term
debt (Note 4)	2,108,000	2,108,000
Derivative liabilities	675,102	461,521

Total current liabilities	3,987,842	5,741,037

Long-term debt, net of current portion	99,216	29,581

Commitments and contingencies (Notes 4 and 5)

Stockholders' equity deficiency (Note 6):
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding
Common stock, $.001 par value; 250,000,000 shares authorized; 16,162,645 shares (2007) and 15,580,959 shares (2006) issued and 7,245,301 shares
(2007) and 15,580,959 shares (2006) outstanding	16,163	15,581
Additional paid-in capital	21,940,583	19,655,226
Investment in parent company common stock	(6,801,204)	(6,801,204)
Notes, advances and interest receivable, related parties	(429,766)	(6,266,843)
Common treasury stock at cost; 8,917,344 shares (2007)	(4,547,845)
Accumulated deficit	(12,898,837)	(12,153,214)

Total stockholders' equity deficiency	(2,720,906)	(5,550,454)

	$1,366,152	$220,164

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

	2007	2006

Fee revenue, net	$23,560	$1,711,956
Other income		300,000

Total revenue	23,560	2,011,956

Operating expenses:
Fees to casinos		557,415
Salaries and benefits		303,489
Processing fees	21,425	214,361
Returned checks (collected)	(3,700)	24,856
Other	4,703	133,049

Total operating expenses	22,428	1,233,170

Gross margin	1,132	778,786

Selling, general and administrative	(476,908)	(2,307,945)
Gain on sale of assets (Note 1)		4,145,835

(Loss) income from operations	(475,776)	2,616,676

Other income (expense):

Interest expense, including related party interest of $17,533 (2006)	(82,036)	(1,276,340)
Loss on debt extinguishment	(190,571)
Interest income, including related party interest of $2,739 (2007) and $29,781 (2006)	2,760	112,355

Total other expense	(269,847)	(1,163,985)

(Loss) income before income taxes	(745,623)	1,452,691
Income tax expense (Note 7)		(1,028,000)

Net (loss) income	$(745,623)	$424,691

Basic net (loss) income per share	$(0.11)	$0.03
Diluted net (loss) income per share	$(0.11)	$0.03

Weighted average number of common shares outstanding:
Basic	6,921,371	13,718,500
Diluted	6,921,371	14,375,067

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY DEFICIENCY

THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

	Common stock		Additional paid-in	Investment in	Notes, advances and interest receivable,	Common treasury	Accumulated	Total stockholders'
	Shares	Amount	capital	parent company	related parties	stock	deficit	equity deficiency

Balances, January 1, 2007	15,580,959	$15,581	$19,655,226	$(6,801,204)	$(6,266,843)		$ $(12,153,214)	$(5,550,454)

Return of Company common stock in satisfaction
of notes, advances and interest receivable
(Notes 1 and 6)			1,227,019		5,814,617	(4,547,845)		2,493,791

Issuance of common stock upon cashless
exercise of warrants	181,686	182	(182)					-

Decrease in notes and advances receivable due
from related parties, net (Note 6)					22,460			22,460

Warrants issued for services (Note 5)			821,420					821,420

Conversion of accounts payable to common stock	250,000	250	124,750					125,000

Issuance of common stock for services
(Note 5)	150,000	150	112,350					112,500

Net loss							(745,623)	(745,623)

Balances, March 31, 2007	16,162,645	$16,163	$21,940,583	$(6,801,204)	$(429,766)	$(4,547,845)	$(12,898,837)	$(2,720,906)

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

	2007	2006

Net cash used in operating activities	$(183,916)	$(884,392)

Cash flows from investing activities:
Cash acquired in redemption agreement transaction (Note 1)	2,363
Repayments on notes and interest receivable	165,000	25,461
Proceeds received from asset sale, net of costs (Note 1)		12,642,784
Issuance of note receivable	(50,000)	(5,000,000)

Net cash provided by investing activities	117,363	7,668,245

Cash flows from financing activities:
Decrease in checks issued in excess of cash in bank		(1,086,904)
Borrowings on notes and loans payable	87,500	400,000
Repayments on notes and loans payable		(7,776,936)
Payment of deferred loan costs	(8,750)
Notes and advances to related parties		(424,005)

Net cash provided by (used in) financing activities	78,750	(8,887,845)

Net increase (decrease) in cash and cash equivalents	$12,197	$(2,103,992)
Cash and cash equivalents, beginning of period	53,190	8,273,253

Cash and cash equivalents, end of period	$65,387	$6,169,261

Supplemental disclosure of cash flow information:

Cash paid for interest	$72,186	$730,536

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Conversion of accounts payable to common stock	$125,000

Conversion of parent company note payable and accrued interest to
common stock		$3,905,960

Receipt of parent company common stock in satisfaction of notes,
advances and interest receivable		$6,144,000

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

1.	Business and organization, basis of presentation, asset sale and management’s plans:

Business and organization:

FastFunds Financial Corporation (“FFFC” or the “Company”) is a holding company, and through January 31, 2006, operated primarily through its wholly-owned subsidiary Chex Services, Inc. (“Chex”). As disclosed in the December 31, 2006 Form 10-K, FFFC also has several other non-operating wholly-owned subsidiaries. FFFC and its subsidiaries are referred to as (the “Company”). The Company is a subsidiary of Hydrogen Power, Inc. (“HPI” or the “Parent”), a public company, formerly known as Equitex, Inc. As of March 31, 2007, HPI owns and controls approximately 49% of the Company’s outstanding common stock.

Chex, a Minnesota corporation, provided financial services prior to the sale of substantially all of Chex’s assets, which primarily consisted of check cashing, automated teller machine (ATM) access, and credit card advances to customers primarily at Native American owned casinos and gaming establishments (the “Asset Sale”).

Basis of presentation:

Unaudited financial statements:

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for all stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (SEC) on April 30, 2007. Interim results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of future operating results for the full year.

Return of Company common stock from parent:

On January 2, 2007, pursuant to the terms of a Redemption, Stock, Sale and Release Agreement (the “Redemption Agreement”) by and between HPI and the Company, the Company (i) redeemed 8,917,344 shares of FFFC’s common stock held by HPI, (ii) acquired from HPI an aggregate of 5,000 shares of common stock of Denaris Corporation, a Delaware corporation (“Denaris”), (iii) acquired from HPI an aggregate of 1,000 shares of common stock of Key Financial Systems, Inc., a Delaware corporation (“Key Financial”), and (iv) acquired from HPI an aggregate of 1,000 shares of common stock of Nova Financial Systems, Inc., a Delaware corporation (“Nova Financial”). Denaris was a majority owned subsidiary of HPI, and Key Financial and Nova Financial were wholly owned subsidiaries of HPI. Denaris, Key Financial and Nova Financial do not have significant operations. The shares of common stock of each entity transferred by HPI pursuant to the Redemption Agreement constituted all of HPI’s holdings in each entity. The net book value of these entitites was $342,568 (which consisted primarily of cash, accounts receivable, notes receivable and accounts payable). In consideration of the redemption and acquisition of the shares of Denaris, Key Financial and Nova Financial, the Company released HPI from all outstanding payment obligations of HPI to the Company, which totaled $5,814,617 and HPI released the Company from all payment obligations of the Company to HPI, which totaled $2,163,572. The Company accounted for the difference between the value of the assets received (carrying value) and the consideration exchanged as an increase to additional paid-in capital.

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

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

1.	Business and organization, basis of presentation, asset sale and management’s plans (continued)

Basis of presentation (continued):

Asset sale (continued):

proceeds of $12,642,784 and realized a pre-tax book gain of $4,145,835. As a result of the Asset Sale, the Company has no substantial continuing operations. Therefore, the Company is not reporting and accounting for the sale of Chex’s assets as discontinued operations.

Additionally, FFFC and Chex entered into a Transition Services Agreement  (the “TSA”) with Game pursuant to which FFFC and Chex agreed to provide certain services to Game to ensure a smooth transition of the sale of the cash-access financial services business. Pursuant to the TSA, FFFC and Chex provided the necessary services for approximately three months and Game paid FFFC $150,000 per month. The TSA terminated in May 2006, and as a result FFFC recorded $300,000 of other income pursuant to the agreement for the three months ended March 31, 2006.

On March 14, 2006, FFFC loaned HPI $5 million of the total proceeds from the Asset Sale for one year at 10% per annum interest (Note 6). Based on management’s evaluation of repayment intentions, and in consideration of SEC Staff Accounting Bulletin (“SAB”) Topic 4-E regarding receivables from affiliates, the total face value amount is presented as a reduction of stockholders’ equity at December 31, 2006. This note was settled as part of the Redemption Agreement described above.

 Going concern and management’s plans:

In the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. The Company’s interim financial statements for the three months ended March 31, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $745,623 for the three months ended March 31, 2007 and has a working capital deficit of approximately $2,900,000 and accumulated deficit of approximately $12,900,000 as of March 31, 2007. Moreover, the Company presently has no ongoing business operations or sources of revenue and has little resources with which to obtain or develop new operations.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not contain any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Currently, the Company does not have a revolving loan agreement with any financial institution, nor can the Company provide any assurance it will be able to enter into any such agreement in the future, or be able to raise funds through further issuance of debt or equity in the Company.

The Company evaluates, on an ongoing basis, potential business acquisition/restructuring opportunities that become available from time to time, which management considers in relation to its corporate plans and strategies.

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

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

1.	Business and organization, basis of presentation, asset sale and management’s plans (continued)

Going concern and management’s plans (continued):

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

2.	Summary of significant accounting policies:

Investment in Parent:

At March 31, 2007 and December 31, 2006, the Company has an investment in common stock of its Parent, HPI (Note 6). The Company presents its investment in HPI common stock as a component of stockholders’ equity deficiency at cost in a manner similar to treasury stock. This presentation is based upon the Company’s consideration of the provisions of Emerging Issues Task Force (“EITF”) Issue No. 98-2, Accounting by a Subsidiary or Joint Venture for an Investment in the Stock of its Parent Company or Joint Venture Partner. This EITF discusses that in the separate financial statements of a subsidiary; an investment in the common stock of a parent whose only significant asset is its investment in the subsidiary is essentially the same as stock of the subsidiary and should be classified as a reduction to stockholders’ equity.

Stock based compensation:

The Company has one stock option plan and also grants options and warrants to consultants outside of its stock option plan pursuant to individual agreements.

During the three months ended March 31, 2007, the Company granted officers and directors 70,000 options to purchase shares of common stock at an exercise price of $0.75 per share (the market value of the common stock on the date of the grant). The options were valued at $30,920 based upon the Black-Scholes option pricing model. The options were fully-vested at the date of the grant and therefore, the Company recorded $30,920 of non-cash expense during the three months ended March 31, 2007. There were no options granted for the three months ended March 31, 2006.

In January 2007 the Company issued warrants to purchase 500,000 shares of its common stock to a third party for professional services. The warrants have an exercise price of $0.50 per share and expire in January 2010. They were valued at $163,500 based upon the Black-Scholes option pricing model and are included in selling, general and administrative expense for the three months ending March 31, 2007.

In March 2007 the Company issued warrants to purchase 800,000 shares of its common stock to the Chairman of the Board of the Company and additional warrants to purchase an aggregate of 800,000 shares of its common stock was issued to two third parties. The warrants have an exercise price of $0.50 and expire in March 2010. The warrants were valued at $608,000 using the Black Scholes option pricing model and are being amortized over a one-year term as the warrants were issued in connection with obtaining financing from a third party (Note 4). As a result, $50,000 is included in selling, general and administrative expense for the three months ending March 31, 2007.

Also in March 2007, the Company granted warrants to purchase 50,000 shares of its common stock to a third party in consideration of a promissory note issued to the third party from ISI. The warrants have an exercise price of $0.50 and expire in March 2010. The Company valued the warrants at $19,000 based upon the Black Scholes option pricing model and is included in selling, general and administrative expense for the three months ending March 31, 2007.

The weighted average grant date fair value of warrants granted during the three months ended March 31, 2007 was $2.17.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

2.	Summary of significant accounting policies (continued):

Stock based compensation (continued):

Options are generally granted with an exercise price equal to the Company’s market price of its common stock on the date of the grant and vest immediately upon issuance. All options outstanding at March 31, 2007 are fully-vested and exercisable. A summary of outstanding balances at January 1, and March 31, 2007 is as follows:

		Weighted-	Weighted-	Aggregate
		Average	average	intrinsic
	Options	exercise price	remaining contractual life	value

Outstanding at January 1, 2007	385,000	$1.10	6.15	$0
Options granted	70,000	$0.75	9.87	$0

Outstanding at March 31, 2007	455,000	$1.05	6.73	$0

The fair value of options and warrants granted to purchase the Company’s common stock were estimated on the date of the grant using the Black Scholes option pricing model with the following assumptions used for the 2007 grants:

Expected dividend yield	0
Expected stock price volatility	88.5% - 90%
Risk fee interest rate	4.75%
Expected life of options	3 - 5 years

The expected term of stock options issued to employees represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected life of stock options and warrants issued to third parties is the contractual life. The expected volatility is based on the historical price volatility of FFFC’s common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents FFFC’s anticipated cash dividend over the expected life of the stock options.

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

Net income (loss) per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants and common stock underlying convertible promissory notes at March 31, 2007 were 4,329,280 and are not considered in the calculation for the three months ended March 31, 2007, as the impact of the potential common shares would be to decrease loss per share. Therefore, diluted loss per share for the three months ended March 31, 2007 is equivalent to basic loss per share.

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

THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

2.	Summary of significant accounting policies (continued):

Net income (loss) per share (continued):

based on the stock compensation expense of $184,577 for the Company’s CEO recorded for the three months ended March 31, 2006, utilizing the March 31, 2006 stock price of $0.97.

Recently issued accounting pronouncements (continued):

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” - an Interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. There were no unrecognized tax benefits and there was no effect on the Company’s financial condition or results of operations as a result of implementing FIN 48. The Company files income tax returns in the U.S. federal jurisdiction and various state and jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 1995, and state tax examinations for years before 1995. Management does not believe there will be any material changes in our unrecognized tax positions over the next 12 months. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter.

3.	Notes and interest receivable:

Notes and interest receivable at March 31, 2007 and December 31, 2006, consist of the following:

	March 31,	December 31,
	2007	2006

Note receivable, ISI	$50,000

Note receivable (Denaris) from Paymaster Jamaica (see Redemption Agreement) (Note 1); interest at 10%, collateralized by a pledge of Paymaster Jamaica common shares by Paymaster Jamaica's president; note matures in August 15, 2008; payments of interest only due semi-annually beginning August 15, 2003 through maturity (received $50,000 through March 31, 2007); a valuation allowance of $250,000 has been recorded against this receivable at March 31, 2007	500,000

Notes receivable; non-interest bearing; net of $256,316 discount; imputed interest rate of 12%; collateralized by mortgages on three parcels of real property in Florida; a valuation allowance of $336,500 was recorded against this receivable at December 31, 2005; $149,000 was received in January 2007 as full settlement		$201,500

Notes receivable from Equitex 2000, Inc., an affiliate of HPII; a valuation allowance of $205,000 has been recorded against this receivable at December 31, 2006		205,000

Note receivable; interest at 10%; matured November 2005; currently in default; a valuation allowance of $50,000 has been recorded against this receivable at March 31, 2007	50,000	50,000

Interest receivable	29,575

	629,575	456,500
Less current maturities	(50,000)	(140,000)

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

3.	Notes and interest receivable:

Notes and interest receivable at March 31, 2007 and December 31, 2006, consist of the following:

	March 31,	December 31,
	2007	2006

Notes and advances receivable, net of current portion, before valuation allowance	579,575	316,500
Less valuation allowance	(300,000)	(316,500)

Notes receivable, long-term	$279,575	$-

4.	Convertible and other promissory notes and long-term debt:

Convertible and other promissory notes and long-term debt at March 31, 2007 and December 31, 2006, consist of the following:

	March 31,	December 31,
	2007	2006

Notes payable to individual investors [A]	$2,108,000	$2,108,000

Convertible debentures, net of discount of $38,284 (2007) and $20,419 (2006) [B]	99,216	29,581
	2,207,216	2,137,581
Less current portion	2,108,000	2,108,000

Long-term debt, net of current portion	$99,216	$29,581

[A] These notes payable (the “Promissory Notes”) became due on February 28, 2007. The Company renewed $283,000 of the Promissory Notes on the same terms and conditions as previously existed. In April 2007 the Company, through a financial advisor, restructured $1,825,000 of the Promissory Notes (the “Restructured Notes”). The Restructured Notes carry a stated interest rate of 15% and mature on February 28, 2008. Of the Restructured Notes, $150,000 and $175,000, respectively, have 90 day and 120 day provisions, whereby the noteholder can request repayment. The Company has received notice regarding these notes requesting repayment on July 2, 2007 and August 3, 2007, respectively.

The chairman of the board of the Company has personally guaranteed up to $1 million of the Restructured Notes and two other non-related individuals each guaranteed $500,000 of the Restructured Notes. In consideration of their guarantees the Company granted warrants to purchase a total of 1,600,000 shares of common stock of the Company at an exercise price of $0.50 per share, expiring in March 2010. The warrants were valued at $608,000 using the Black-Scholes option pricing model and are being amortized over the one-year term of the Restructured Notes. Additionally, the Company is to compensate the financial advisor 2% of the Restructured Notes and issue 150,000 shares of common stock to the financial advisor (Note 5).

[B] During the three months ended March 31, 2007, the Company entered into purchase agreements with accredited investors for the issuance and sale of $87,500 of 10% unsecured convertible debentures in private transactions (the “Debentures”). In 2007 the Company received $78,750 from these transactions net of $8,750 of debt issuance costs, which will be amortized over the three-year term of the Debentures.

The Debentures are convertible at 75% of the average closing bid price per share of the Company’s common stock for the twenty days immediately preceding the date of conversion. The Debentures cannot be converted until six months after the issuance date of each Debenture.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

4.	Convertible and other promissory notes and long-term debt (continued):

The Company has determined that the conversion feature represents an embedded derivative. Since the Debentures are convertible into a variable number of shares upon conversion, the conversion feature is not considered to be conventional and therefore must be bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of these derivative instruments of $24,515 has been recorded as a liability in the consolidated balance sheet with the corresponding amount recorded as a discount to the Debentures. The change in the fair value of the derivative liability will be remeasured at each balance sheet reporting date with any difference recorded as other income (expense) in the consolidated statement of operations.

At March 31, 2007, the Company revalued this derivative liability. Therefore, for the period from December 31, 2006 to March 31, 2007, on the debentures that were issued in 2006, as well as on the debentures issued in 2007 from their issuance date to March 31, 2007, the Company increased the previously recorded liabilities by $9,066 resulting in a recorded derivative liability of $45,102 at March 31, 2007.

5.	Commitments and contingencies:

Litigation:

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on consolidated results of operations, financial position or cash flows of the Company.

Consulting agreements:

In February 2006, the Company entered into a consulting agreement with a financial advisor (a former officer of the Company) to provide assistance to the Company in the placement of debt or equity financing with prospective investors. The term of the agreement is for three years, but can be terminated at any time by either party with 60 days notice. The advisor is to be compensated if the advisor is successful in completing a debt or equity financing for or on behalf of the Company. In 2006, the financial advisor assisted the Company in restructuring and or obtaining $3,404,061 of investor notes. Pursuant to the agreement, the advisor was paid $134,972 and received 75,000 shares of HPI common stock, valued at $224,215 and is included in general and administrative expenses for the three months ended March 31, 2006. In addition, the advisor received warrants to purchase up to 436,206 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants were valued at $355,000 based upon the Black-Scholes option-pricing model which was included in selling, general and administrative expenses for the three months ended March 31, 2006.

Pursuant to the Restructured Notes (Note 4), the Company agreed to issue 150,000 shares of its common stock and to pay the consultant $36,500. The shares were valued at $112,500 and the total cost of $149,000 is being amortized over the one year renewal on the Restructured Notes. Accordingly, $12,417 is included in interest expense for the three months ended March 31, 2007.

In conjunction with the Asset Sale, a former FFFC director and Chex officer signed a five-year non-compete agreement with the buyer and also signed a release, waiving his right to any future commissions that he was previously entitled to. The Company agreed to compensate the officer $100,800 annually, over the five-year term of the non-compete agreement. Such compensation is to be applied to reduce the loan and interest receivable due from the officer (Note 6). If the officer breaches his non-compete agreement, the officer is no longer entitled to compensation and will be liable for any amount remaining on the loan. During the three months ended March 31, 2007, the Company recorded consulting expenses of $25,200 and the note receivable from an officer has been reduced by $25,200, for the three months ended March 31, 2007.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

5.	Commitments and contingencies (continued):

Investment in Parent:

At March 31, 2007 and December 31, 2006, the Company has an investment in HPI common stock. This investment is presented as a component of stockholders’ equity deficiency at cost in a manner similar to that of treasury stock. The following table summarizes the activity of this investment for the three months ended March 31, 2007 and the year ended December 31, 2006:

	March 31, 2007		December 31, 2006
	Shares	Cost	Shares	Cost
Beginning balances	1,546,036	$6,801,204	4,178	$14,905
Shares received			300,000	450,000
Shares purchased			41,858	192,299
Shares received in satisfaction of notes, advances and interest payable			1,200,000	6,144,000
Shares sold

Ending balances	1,546,036	$6,801,204	1,546,036	$6,801,204

6.	Stockholders’ equity deficiency:

Notes, advances and interest receivable from related parties:

Chex has notes receivable due from related parties under various loan agreements. In addition, the Company has made advances to HPI to fund its operations. In accordance with the Securities Exchange Commission's Staff Accounting Bulletin No. 79, Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lessor Business Components of Another Entity, certain expenses paid by the Company on behalf of HPI have been charged to the receivables.

The following table summarizes the activity for the year ended December 31, 2006 and for the three months ended March 31, 2007:

	March 31,	December 31,
	2007	2006

Beginning principal balances	$5,867,185	$6,070,785
Loan to HPI		5,000,000
Cash advances		424,310
Issuance of HPI warrants to third party for settlement of Chex obligation		73,882
Share price guaranty from HPI		126,582
Return of company common stock in accordance with the Redemption Agreement	(5,412,219)
Chex cash disbursements and accounts payable allocated to HPI and Denaris		459
Cash repayments		(400)
Issuance of HPI common stock to third party for settlement of Chex obligation		(212,155)
Consulting fees applied to officer receivable	(25,200)	(31,334)
Purchase by Chex of FFFC warrants owned by HPII
Issuance of HPI common stock to third parties for settlement of Chex obligation
Receipt of 1,200,000 shares of HPI common stock in payment of principal balance owed as of January 31, 2006, from HPI and Denaris		(5,584,944)

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

6.	Stockholders’ equity deficiency (continued):

Notes, advances and interest receivable from related parties (continued):

	March 31,	December 31,
	2007	2006

Ending principal balances [A]	429,766	5,867,185

Interest receivable from parent company (and its subsidiary)		399,658

Ending principal and interest balances	$429,766	$6,266,843

[A] The principal balance at March 31, 2007 and December 31, 2006 are as follows:

	March 31,	December 31,
	2007	2006

HPI		$5,412,219
FFFC officer	$429,766	454,966

	$429,766	$5,867,185

7.	Income taxes:

Income tax expense for the three months ended March 31, 2006 was approximately $1,028,000. The 2006 amount is primarily related to $1,028,000 the Company recorded as estimated deferred income tax expense as a result of the Asset Sale in January 2006. This expense represents the use of HPI’s net operating losses, as the Company does not have sufficient loss carryforwards available to offset the total taxable gain on the Asset Sale.

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

GENERAL

FastFunds Financial Corporation (“FFFC”) is a holding company and through January 31, 2006 operated primarily through its wholly-owned subsidiary Chex Services, Inc. (“Chex”). As disclosed in the December 31, 2006 10-K, FFFC also has several other non-operating wholly-owned subsidiaries. FFFC and its subsidiaries are referred to as (the “Company”). The Company is a subsidiary of Hydrogen Power, Inc. (“HPI” or “parent”), a public company, formerly known as Equitex, Inc. As of March 31, 2007, HPI owns and controls approximately 49% of the Company’s outstanding common stock.

On December 22, 2005, FastFunds and Chex entered into an Asset Purchase Agreement (the “APA”) with Game Financial Corporation (“Game”), pursuant to which FastFunds an Chex agreed to sell all of their cash access contracts and certain related assets, which represented substantially all the assets of Chex (the “Asset Sale”). Such assets also represented substantially all of the operating assets of FFFC on a consolidated basis. On January 31, 2006, FFFC and Chex completed the Asset Sale for $14 million pursuant to the APA and received net cash proceeds of $12,642,784 after adjustments for certain transaction related expenses and liabilities assumed by Game.

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

RETURN OF COMPANY COMMON STOCK FROM PARENT:

On January 2, 2007, pursuant to the terms of a Redemption, Stock, Sale and Release Agreement (the “Redemption Agreement”) by and between HPI and the Company, the Company (i) redeemed 8,917,344 shares of FFFC’s common stock held by HPI, (ii) acquired from HPI an aggregate of 5,000 shares of common stock of Denaris Corporation, a Delaware corporation (“Denaris”), (iii) acquired from HPI an aggregate of 1,000 shares of common stock of Key Financial Systems, Inc., a Delaware corporation (“Key Financial”), and (iv) acquired from HPI an aggregate of 1,000 shares of common stock of Nova Financial Systems, Inc., a Delaware corporation (“Nova Financial”). Denaris was a majority owned subsidiary of HPI, and Key Financial and Nova Financial were wholly owned subsidiaries of HPI. Denaris, Key Financial and Nova Financial do not have significant operations. The shares of common stock of each entity transferred by HPI pursuant to the Redemption Agreement constituted all of HPI’s holdings in each entity. In consideration of the redemption and acquisition of the shares of Denaris, Key Financial and Nova Financial, FFFC released HPI from all outstanding payment obligations of HPI to the Company, which totaled $5,814,617 and HPI released the Company from all payment obligations of the Company to HPI, which totaled $2,163,572. Due to the related party nature of the transaction, the Company accounted for the difference between the consideration received and to consideration given up as a capital transaction, which increased additional paid-in capital by $1,227,019.

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2006, 2005 and 2004. The financial statements presented for the three months ended March 31, 2007 and 2006 include FFFC and its wholly-owned subsidiaries, which primarily reflect the operations of Chex through the date of the Asset Sale.

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

The Company’s financial statements for the three months ended March 31, 2007 and the year ended December 31, 2006 have been prepared on a going concern basis, which contemplates the realization of its remaining assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred significant losses since its inception and has a working capital deficit of approximately $2,900,000, and an accumulated deficit of approximately $12,900,000 as of March 31, 2007. Moreover, it presently has no ongoing business operations or sources of revenue, and little available resources with which to obtain or develop new operations.

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

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2007, net cash used in operating activities was $183,916 compared to cash provided by operations of $884,397 for the three months ended March 31, 2006. Net loss was $745,623 for the three months ended March 31, 2007 compared to net income of $424,691 for the three months ended March 31, 2006. The net loss in the current period is primarily a result of non-cash expenses of approximately $507,000. The non-cash expenses are $263,420 of costs associated with the issuance of common stock, warrants and options, $190,571 of costs related to expenses associated with debt extinguishment and $48,013 of depreciation and amortization and non-cash interest expense. The 2006 net income was a result of the gain on the Asset Sale of $4,145,835 offset by deferred income taxes of $1,020,000 and other operating losses of $2,701,144.

Net cash provided by investing activities for the three months ended March 31, 2007 was $117,363 compared to $7,668,245 for the three months ended March 31, 2006. Net cash provided by investing activities for the three months ended March 31, 2007 was a result of payments received on notes receivable of $165,000, advances made on notes receivable of $50,000 and cash and cash equivalents of $2,363 acquired pursuant to the transaction of the Redemption Agreement. Net cash provided by investing activities for the three months ended March 31, 2006, was attributable to the net proceeds received on the Asset Sale of $12,712,784, of which $5,000,000 was loaned to HPI.

Net cash provided by financing activities for the three months ended March 31, 2007 was $78,750 compared to net cash used in financing activities of $8,887,485 for the three months ended March 31, 2006. For the three months ended March 31, 2007, the Company received net proceeds of $78,750 on the issuance of notes payable. The significant activity for the three months ended March 31, 2006 included the Company receiving proceeds of $400,000 and utilizing the proceeds from the Asset Sale, the Company repaid notes payable and long-term debt of $7,776,936.

For the three months ended March 31, 2007, cash and cash equivalents increased by $12,197 compared to a decrease in cash and cash equivalents of $2,103,992 for the three months ended March 31, 2006. Ending cash and cash equivalents at March 31, 2007 was $65,387 compared to $6,169,261 at March 31, 2006.

We have limited cash and cash equivalents on hand and need to raise funds to continue to be able to support our operating expenses and to meet our other obligations as they become due. Sources available to us that we may utilize include the sale of our or HPI’s equity securities, as well as the exercise of outstanding options and warrants, all of which may cause dilution to our stockholders.

REVENUES

Total revenues for the three months ended March 31, 2007 were $23,560 and for the three months ended March 31, 2006 were $2,011,956. Revenues in the current period consist of credit card income on Nova’s remaining portfolio. Effective January 31, 2006, the Company sold substantially all of its assets and accordingly, the current three month results from 2006 reflect fees from providing financial services of $1,711,956, as well as $300,000 of fees received under the TSA from the buyer of the assets.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2007 are primarily comprised of expenses related to third party servicing fees of Nova’s remaining credit card portfolio. Chex operating expenses for the three months ended March 31, 2006 were $1,2331,170.

CORPORATE OPERATING EXPENSES

Corporate operating expenses for the three months ended March 31, 2007 were $476,908 and $2,307,945, respectively and for the three months ended March 31, 2007 and 2006. The expenses were comprised of the following:

	Three months ended
	March 31,
	2007	2006

Salaries and benefits	$13,012	$498,526
Stock-based compensation	263,420
Accounting, legal and consulting	139,508	864,154
Travel and entertainment	3,375	27,490
Advertising		3,446
Depreciation and amortization	2,825	336,951
Provision for (recovery of) valuation allowances		300,580
Other	54,768	276,798

	$476,908	$2,307,945

For the current three months, corporate operating expenses are primarily related to FFFC and for 2006 FFFC, as well as Chex’s Minneapolis administrative office which through January 31, 2006, supported the operating locations and was closed on May 31, 2006.

Salaries and related costs decreased significantly for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 period primarily as a result of the elimination of the Minneapolis administrative staff during the second quarter of 2006. Currently, we have one salaried employee. As of May 31, 2006, the Company vacated that office and will not be incurring any future staffing costs related to the Chex operations.

Accounting, legal and consulting expenses increased significantly for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The decrease for the three months ended March 31, 2007 was primarily as a result of decreases in consulting fees of approximately $650,000, primarily for costs associated with the refinancing of investor notes in February 2006. The 2006 costs were comprised of $135,000 of cash, $150,000 of HPI common stock and the issuance of 436,206 warrants to purchase FFFC common stock at $1.00 per share, valued at $355,000 under the Black-Scholes option pricing method. FFFC has consulting agreements with two officers who provide various consulting services to the Company. These continuing agreements require the Company to pay approximately $15,000 per month.

Travel and entertainment expense decreased for the three months ended March 31, 2007 compared to March 31, 2006 primarily as a result of the elimination of travel associated with the closure of the Company’s Minneapolis office in the second quarter of 2006.

Other costs included in corporate operating expenses decreased for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The decrease for the three months ended March 31, 2007 was a result of expenses incurred in the 2006 quarter that did not occur in 2007 related to the closure of the Minneapolis office.

OTHER INCOME (EXPENSE)

Other expenses, net for the three months ended March 31, 2007 was $269,847 compared to other income of $2,981,850 for the three months ended March 31, 2006. Included in other income for the three months ended March 31, 2006 is the gain recognized on the Asset Sale of $4,145,835. Interest expense for the three months ended March 31, 2007 and 2006 is summarized as:

	2007	2006

Beneficial conversion features		$603,118
HPI $5 million note payable		17,533
Notes payable to individual investors	$62,050	265,548
Amortization of deferred loan costs and note discounts	19,986	242,377
Warrants issued		147,764

	$82,036	$1,276,340

Interest income decreased to $2,760 for the three months ended March 31, 2007 from $112,355 for the three months ended March 31, 2006. The decrease for the three months ended March 31, 2007 was due primarily to the interest income of approximately $82,000 on cash balances in 2006 as a result of the proceeds from the Asset Sale, as well as approximately $23,000 recorded on the $5.0 million HPI Note issued in March 2006. Also included in other expenses for the three months ended March 31, 2007, was $190,571 of costs pursuant to a settlement agreement whereby FFFC gave a price guaranty on 180,000 shares of HPI common stock issued as payment to the convertible notes payable due to third parties. The settlement terms stipulate a registration rights penalty clause and a price protection clause whereby HPI must reimburse the former debt holders if the market price of the HPI common stock issued to them in the settlement is below $4.00 per share at the time they sell the stock.  As a result, the Company has recorded a liability of approximately $630,000 at March 31, 2007 representing the difference between the market value of the shares issued as of March 31, 2007 and the $4.00 stated in the settlement agreement, and costs incurred due to late registration of the 180,000 shares of common stock.

INCOME TAX EXPENSE

Income tax expense for the three months ended March 31, 2006 was approximately $1,028,000. The 2006 amount is primarily related to $1,028,000 the Company recorded as deferred income tax expense as a result of the Asset Sale in January 2006. This expense represents the use of HPI’s net operating losses, as the Company does not have sufficient loss carryforwards available to offset the total taxable gain on the Asset Sale.

CONTRACTUAL OBLIGATIONS

No material changes outside the ordinary course of business during the quarter ended March 31, 2007.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” - an Interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. There were no unrecognized tax benefits and there was no effect on the Company’s financial condition or results of operations as a result of implementing FIN 48. The Company files income tax returns in the U.S. federal jurisdiction and various state and jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 1995, and state tax examinations for years before 1995. Management does not believe there will be any material changes in our unrecognized tax positions over the next 12 months. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter.

ITEM THREE
QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and a decline in the stock market. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company has limited exposure to market risk related to changes in interest rates. Other than its investment in HPI common stock, the Company does not currently invest in equity instruments of public or private companies for business or strategic purposes.

The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiary are exposed relate to interest rates on debt. The Company has only fixed rate debt at March 31, 2007 and December 31, 2006 as follows:

	March 31,	December 31,
Contractual obligation	2007	2006	Interest rate

Notes payable (1)	$ 2,108,000	$ 2,108,000	10% - 15%
Long-term debt (2)	137,500	50,000	10%
Convertible promissory notes
Operating lease obligations

Debt outstanding, before note
discounts	$ 2,245,500	$ 2,158,000

(1) Notes are secured with various collateral pledges, due February 28, 2008, guaranteed by the Chairman of the Company and two third-party individuals. Two of the notes, $150,000 and $175,000, respectively, have 90 day and 120 day call provisions, whereby the noteholder can and has requested payment effective July 2, 2007 and August 3, 2007, respectively.

(2) Long-term debt excludes $38,284 of discounts.

ITEM FOUR
DISCLOSURE CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Acting Chief Executive Officer (the "CEO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO has concluded that as of March 31, 2007 disclosure controls and procedures, as were effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in application SEC rules and forms except as notes below. There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

    None.

Item 3.  Defaults upon Senior Securities

    None.

Item 4.  Submission of Matters to a Vote of Security Holders

    None.

Item 5.  Other Information

    None.

Item 6.  Exhibits

Exhibit Number	Description

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FastFunds Financial Corporation
(Registrant)

Date: May 21, 2007	By: /s/ Barry Hollander
Barry Hollander
Acting Chief Executive Officer Principal Executive Oficer and Principal Accounting Officer