Form 10-Q
period 2007-06-30
FASTFUNDS FINANCIAL CORP
filed 2007-08-20
CIK 779956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b.2 of the Exchange Act). ☒Yes  No

Number of shares of common stock outstanding at August 15, 2007: 7,331,507

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$27,185	$53,190
Accounts receivable, net	225,666
Current portion of notes and advances receivable	50,000	140,000
Other current assets	10,519	12,727

Total current assets	313,370	205,917

Available-for-sale securities (Note 2)	773,000
Notes receivable (Note 3)	249,575
Property and equipment, net	8,395	14,047
Deferred loan costs	518,879
Other assets, net	200	200

	1,550,049	14,247

	$1,863,419	$220,164

LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

Current liabilities:
Accounts payable	$579,197	$389,170
Due to HPI (Note 1)		2,151,572
Accrued expenses	636,796	630,774
Convertible and other promissory notes and current portion of long-term
debt (Note 4)	2,144,600	2,108,000
Derivative liabilities (Notes 4 and 5)	650,172	461,521

Total current liabilities	4,010,765	5,741,037

Long-term debt, net of current portion	110,346	29,581

Commitments and contingencies (Notes 4 and 5)

Stockholders' equity deficiency (Note 6):
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding
Common stock, $.001 par value; 250,000,000 shares authorized; 16,162,645 shares (2007) and 15,580,959 shares (2006) issued and 7,245,301 shares
(2007) and 15,580,959 shares (2006) outstanding	16,163	15,581
Additional paid-in capital	16,345,379	19,655,226
Investment in HPI common stock	-	(6,801,204)
Notes, advances and interest receivable, related parties	(404,566)	(6,266,843)
Common treasury stock at cost; 8,917,344 shares (2007)	(4,547,845)
Accumlated other comprehensive loss	(433,000)
Accumulated deficit	(13,233,823)	(12,153,214)

Total stockholders' equity deficiency	(2,257,692)	(5,550,454)

	$1,863,419	$220,164

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Fee revenue, net	$24,710	$2,926	$48,270	$1,714,882
Other income		177,500		477,500

Total revenue	24,710	180,426	48,270	2,192,382

Operating expenses:
Fees to casinos				557,415
Salaries and benefits				303,489
Processing fees	16,881		38,306	214,361
Returned checks (collected)	(7,795)	(32,392)	(11,495)	(7,536)
Other	3,413		8,116	133,049

Total operating expenses	12,499	(32,392)	34,927	1,200,778

Gross margin	12,211	212,818	13,343	991,604

Selling, general and administrative	(303,611)	(728,453)	(780,519)	(3,036,398)
Gain on sale of assets (Note 1)				4,145,835

(Loss) income from operations	(291,400)	(515,635)	(767,176)	2,101,041

Other income (expense):

Interest expense, including related party interest for the three months of $17,533 (2006) and $71,151 (2006) for the six
months	(129,098)	(27,888)	(211,134)	(1,304,228)
Loss on debt extinguishment		(1,021,000)	(190,571)	(1,021,000)
Interest income, including related party interest for the three months of $130,124 (2006) and for the six months
$2,739 (2007) and $159,905 (2006).	54,596	167,403	57,356	279,758

Total other expense	(74,502)	(881,485)	(344,349)	(2,045,470)

(Loss) income before income taxes	(365,902)	(1,397,120)	(1,111,525)	55,571
Income tax benefit (expense) (Note 7)	30,916	424,000	30,916	(604,000)

Net loss	$(334,986)	$(973,120)	$(1,080,609)	$(548,429)

Comprehensive loss:
Net loss	$(334,986)	$(973,120)	$(1,080,609)	$(548,429)
Unrealized loss on available-for-sale securities	(433,000)		(433,000)

Comprehensive loss	$(767,986)	$(973,120)	$(1,513,609)	$(548,429)

Basic and diluted net loss per share	$(0.05)	$(0.06)	$(0.15)	$(0.04)

Weighted average number of common shares outstanding:
Basic and diluted	7,245,301	15,406,561	7,084,231	14,567,193

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY DEFICIENCY AND COMPREHENSIVE LOSS

SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

					Notes,
					advances and
			Additional		and interest			Accumulated other		Total
	Common stock		paid-in	Investment in	receivable,	Common treasury		comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	HPI common stock	related parties	stock		loss	deficit	equity deficiency

Balances, January 1, 2007	15,580,959	$15,581	$19,655,226	$(6,801,204)	$(6,266,843)	$		$	$(12,153,214)	$(5,550,454)

Return of Company common stock in
satisfaction of notes, advances and
interest receivable (Notes 1 and 6)			1,227,019		5,814,617		(4,547,845)			2,493,791

Issuance of common stock upon cashless
exercise of warrants	181,686	182	(182)							-

Decrease in notes and advances receivable
due from related parties, net (Note 6)					47,660					47,660

Warrants issued for services (Note 5)			821,420							821,420

Conversion of accounts payable to common stock	250,000	250	124,750							125,000

Issuance of common stock for services (Note 5)	150,000	150	112,350							112,500

Reclassification of HPI common stock at fair
value (Note 2)			(5,595,204)	6,801,204						1,206,000

Components of comprehensive loss:

Net loss									(1,080,609)	(1,080,609)

Unrealized loss on available-for-sale-securities								(433,000)		(433,000)

Total comprehensive loss										(1,513,609)

Balances, June 30, 2007	16,162,645	$16,163	$16,345,379	$-	$(404,566)		$(4,547,845)	$(433,000)	$(13,233,823)	$(2,257,692)

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

	2007	2006

Net cash used in operating activities	$(288,718)	$(2,596,973)

Cash flows from investing activities:
Cash acquired in redemption agreement transaction (Note 1)	2,363
Repayments on notes and interest receivable	195,000	25,461
Proceeds received from asset sale, net of costs (Note 1)		12,712,784
Issuance of note receivable	(50,000)	-

Net cash provided by investing activities	147,363	12,738,245

Cash flows from financing activities:
Decrease in checks issued in excess of cash in bank		(1,080,971)
Borrowings on notes and loans payable	124,100	400,000
Repayments on notes and loans payable		(9,054,936)
Purchase of parent company common stock		(192,299)
Repayment on notes and advances receivable, related parties		212,555
Payment of deferred loan costs	(8,750)
Notes and advances to related parties		(5,574,769)

Net cash provided by (used in) financing activities	115,350	(15,290,420)

Net decrease in cash and cash equivalents	(26,005)	(5,149,148)
Cash and cash equivalents, beginning of period	53,190	8,273,253

Cash and cash equivalents, end of period	$27,185	$3,124,105

Supplemental disclosure of cash flow information:

Cash paid for interest	$163,296	$1,021,155

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Unrealized loss on available-for-sale securities	$443,000

Conversion of accounts payable to common stock	$125,000

Conversion of parent company note payable and accrued interest to
common stock		$3,905,960

Receipt of parent company common stock in satisfaction of notes,
advances and interest receivable		$6,144,000

Issuance of parent company common stock by parent company to third parties
in satisfaction of notes and interest payable		$286,037

See notes to condensed consolidated financial statements.

        FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

1.	Business and organization, basis of presentation, asset sale and management’s plans:

Business and organization:

FastFunds Financial Corporation (“FFFC” or the “Company”) is a holding company, and through January 31, 2006, operated primarily through its wholly-owned subsidiary Chex Services, Inc. (“Chex”).  As disclosed in the December 31, 2006 Form 10-K, FFFC also has several other non-operating wholly-owned subsidiaries.  FFFC and its subsidiaries are referred to as (the “Company”).  The Company is an equity investee of Hydrogen Power, Inc. (“HPI”) a public company, formerly known as Equitex, Inc.  As of June 30, 2007, HPI owns and controls approximately 48% of the Company’s outstanding common stock.

Chex, a Minnesota corporation, provided financial services prior to the sale of substantially all of Chex’s assets, which primarily consisted of check cashing, automated teller machine (ATM) access, and credit card advances to customers primarily at Native American owned casinos and gaming establishments (the “Asset Sale”).

Basis of presentation:

Unaudited financial statements:

The accompanying condensed consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for all stated periods have been made.  Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (SEC) on April 30, 2007.  Interim results of operations for the three and six months ended June 30, 2007 and 2006 are not necessarily indicative of future operating results for the full year.  Certain amounts from the 2006 periods have been reclassified to conform to the presentation used in the current period.

Return of Company common stock from parent:

On January 2, 2007, pursuant to the terms of a Redemption, Stock, Sale and Release Agreement (the “Redemption Agreement”) by and between HPI and the Company, the Company (i) redeemed 8,917,344 shares of FFFC’s common stock held by HPI, (ii) acquired from HPI an aggregate of 5,000 shares of common stock of Denaris Corporation, a Delaware corporation (“Denaris”), (iii) acquired from HPI an aggregate of 1,000 shares of common stock of Key Financial Systems, Inc., a Delaware corporation (“Key Financial”), and (iv) acquired from HPI an aggregate of 1,000 shares of common stock of Nova Financial Systems, Inc., a Delaware corporation (“Nova Financial”).  Denaris was a majority-owned subsidiary of HPI, and Key Financial and Nova Financial were wholly-owned subsidiaries of HPI.  Denaris, Key Financial and Nova Financial do not have significant operations.  The shares of common stock of each entity transferred by HPI pursuant to the Redemption Agreement constituted all of HPI’s holdings in each entity.  The net book value of these entities was $342,568 (which consisted primarily of cash, accounts receivable, notes receivable and accounts payable).  In consideration of the redemption and acquisition of the shares of Denaris, Key Financial and Nova Financial, the Company released HPI from all outstanding payment obligations of HPI to the Company, which totaled $5,814,617 and HPI released the Company from all payment obligations of the Company to HPI, which totaled $2,151,572.  The Company accounted for the difference between the value of the assets received (carrying value) and the consideration exchanged as an increase to additional paid-in capital.

        FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

1.	Business and organization, basis of presentation, asset sale and management’s plans (continued)

Basis of presentation (continued):

Asset sale:

On December 22, 2005, FFFC and Chex entered into an Asset Purchase Agreement (the “APA”) with Game Financial Corporation (“Game”), pursuant to which FFFC and Chex agreed to sell all of its cash access contracts and certain related assets, which represented substantially all the assets of Chex. Such assets also represented substantially all of the operating assets of the Company on a consolidated basis. On January 31, 2006, FFFC and Chex completed the Asset Sale for $14 million pursuant to the APA and received net cash proceeds of $12,642,784 and realized a pre-tax book gain of $4,145,835.  As a result of the Asset Sale, the Company has no substantial continuing operations.  Therefore, the Company is not reporting and accounting for the sale of Chex’s assets as discontinued operations.

Additionally, FFFC and Chex entered into a Transition Services Agreement(the “TSA”) with Game pursuant to which FFFC and Chex agreed to provide certain services to Game to ensure a smooth transition of the sale of the cash-access financial services business.  Pursuant to the TSA, FFFC and Chex provided the necessary services for approximately three months and Game paid FFFC $150,000 per month.  The TSA terminated in May 2006, and as a result FFFC recorded $177,500 and $477,500 of other income pursuant to the agreement for the three and six months ended June 30, 2006, respectively.

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

Going concern and management’s plans:

In the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.  The Company’s interim financial statements for the three and six months ended June 30, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of $1,080,609 for the six months ended June 30, 2007 and has a working capital deficit of approximately $3,697,000 and accumulated deficit of approximately $13,234,000 as of June 30, 2007.  Moreover, the Company presently has no ongoing business operations or sources of revenue, has little resources with which to obtain or develop new operations, and has guaranteed certain obligations of HPI, for which HPI is currently in default (Note 5).

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

        THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

1.	Business and organization, basis of presentation, asset sale and management’s plans (continued)

Going concern and management’s plans (continued):

On January 31, 2007, FFFC announced that it executed a letter of intent to acquire Industrial Systems, Inc. ("ISI"). ISI, founded in 1991 and based in Delta, Colorado, provides turn-key engineering procurement and construction services to the mining, energy and natural resources industries throughout the United States. The letter of intent calls for FFFC to acquire 100% of the outstanding securities of ISI in an all stock tax-free exchange. While specific details are being negotiated as part of a definitive agreement, terms of the letter of intent call for the existing stockholders of ISI to own approximately 65% of the Company's common stock at closing of the transaction, with the potential to earn an estimated additional 6% based on post-closing incentives. Completion of the transaction is subject to further due diligence by each party, negotiation and execution of a definitive agreement, and other customary pre-closing conditions.  If consummated, this transaction would likely be accounted for as public shell merger or a reverse acquisition with the Company being treated for accounting purposes as the accounting acquiree.

2.	Summary of significant accounting policies:

A summary of our significant accounting policies is included in our 2006 Annual Report on Form 10-K.

Marketable equity securities:

At June 30, 2007 and December 31, 2006, the Company owned 1,546,036 shares of common stock of HPI.  At December 31, 2006, the Company presented its investment in HPI common stock as a component of stockholders’ equity deficiency at cost in a manner similar to treasury stock.  This presentation was based upon the Company’s consideration of the provisions of Emerging Issues Task Force (“EITF”) Issue No. 98-2, Accounting by a Subsidiary or Joint Venture for an Investment in the Stock of its Parent Company or Joint Venture Partner (“EITF 98-2”).  This EITF discusses that in the separate financial statements of a subsidiary; an investment in the common stock of a parent whose only significant asset is its investment in the subsidiary is essentially the same as stock of the subsidiary and should be classified as a reduction to stockholders’ equity.  During 2007, the Company transferred all of its securities classified as a component of stockholders’ equity deficiency to an available-for-sale security (subject to the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities).  The cost of the securities at the date of the transfer was $6,801,000.  The fair value of the securities at the date of transfer was $1,206,000.  The difference at the date of the transfer between cost and fair value of the securities was recorded as a reduction to additional paid-in capital.  The transfer of securities resulted from the Company no longer being a subsidiary of HPI in 2007; therefore, the provisions of EITF 98-2 are no longer applicable.

Available for sale securities are carried at the estimated fair value ($773,000 at June 30, 2007) based upon quoted market prices, and they are classified as long-term assets in the Company’s June 30, 2007 consolidated balance sheet as management does not expect the securities to be realized in cash within the next year.  Unrealized gains and losses are computed on the basis of specific identification and are reported as a separate component on comprehensive income (loss), included as a separate item in shareholders’ equity deficiency.  Realized gains, realized losses, and declines in value, judged to be other-than-temporary, are included in other income (expense).  The unrealized loss reported at June 30, 2007 was $433,000.

Comprehensive income:

Statementof Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, (“SFAS No. 130”) requires the reporting and display of comprehensive income and its components.  SFAS No. 130 requires unrealized gains and losses on the Company’s available-for-sale securities to be included in comprehensive income (loss).

        FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

2.	Summary of significant accounting policies (continued):

Net loss per share:

Net loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants and common stock underlying convertible promissory notes at June 30, 2007 and 2006 were 4,329,280 and 2,007,074, respectively, and are not considered in the calculation for the six months ended June 30, 2007 and 2006, as the impact of the potential common shares would be to decrease loss per share.  Therefore, diluted loss per share for the six months ended June 30, 2007 and 2006 is equivalent to basic loss per share.

Recently issued accounting pronouncements:

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” - an Interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. There were no unrecognized tax benefits and there was no effect on the Company’s financial condition or results of operations as a result of implementing FIN 48. The Company files income tax returns in the U.S. federal jurisdiction and various state and jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 1995, and state tax examinations for years before 1995. Management does not believe there will be any material changes in our unrecognized tax positions over the next 12 months. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expense recognized during the quarter.

3.	Notes and interest receivable:

Notes and interest receivable at June 30, 2007 and December 31, 2006, consist of the following:

	June 30,	December 31,
	2007	2006

Note receivable, ISI, interest at 6%, matured April 2007, currently in default	$50,000

Note receivable (Denaris) from Paymaster Jamaica (see Redemption Agreement) (Note 1); interest at 10%, collateralized by a pledge of Paymaster Jamaica common shares by Paymaster Jamaica's president; note matures in August 15, 2008; payments of interest only due semi-annually beginning August 15, 2003 through maturity (received payment of $425 through June 30, 2007); a valuation allowance of $250,000 has been recorded against this receivable at June 30, 2007	499,575

Notes receivable; non-interest bearing; net of $256,316 discount; imputed interest rate of 12%; collateralized by mortgages on three parcels of real property in Florida; a valuation allowance of $336,500 was recorded against this receivable at December 31, 2006; $149,000 was received in January 2007 as full settlement		$201,500

Notes receivable from Equitex 2000, Inc., an affiliate of HPI; a valuation allowance of $205,000 was recorded against this receivable at December 31, 2006		205,000

Note receivable; interest at 10%; matured November 2005; currently in default; a valuation allowance of $50,000 has been recorded against this receivable at June 30, 2007	50,000	50,000

        FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

3.	Notes and interest receivable (continued):

	June 30,	December 31,
	2007	2006

	599,575	456,500
Less current maturities	(50,000)	(140,000)

Notes and advances receivable, net of current portion, before valuation allowance	549,575	316,500
Less valuation allowance	(300,000)	(316,500)

Notes receivable, long-term	$249,575	$-

4.	Convertible and other promissory notes and long-term debt:

Convertible and other promissory notes and long-term debt at June 30, 2007 and December 31, 2006, consist of the following:

	June 30,	December 31,
	2007	2006

Notes payable to individual investors [A]	$2,108,000	$2,108,000

Note payable	36,600

Convertible debentures, net of discount of $27,154 (2007) and $20,419 (2006) [B]	110,346	29,581
	2,254,946	2,137,581
Less current portion	2,144,600	2,108,000

Long-term debt, net of current portion	$110,346	$29,581

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

The chairman of the board of the Company has personally guaranteed up to $1 million of the Restructured Notes and two other non-related individuals each guaranteed $500,000 of the Restructured Notes.  In consideration of their guarantees the Company granted warrants to purchase a total of 1,600,000 shares of common stock of the Company at an exercise price of $0.50 per share, expiring in March 2010.  The warrants were valued at $608,000 using the Black-Scholes option pricing model and are being amortized over the one-year term of the Restructured Notes.  Additionally, the Company is to compensate the financial advisor 2% of the Restructured Notes and issued 150,000 shares of common stock to the financial advisor (Note 5).

[B]
During the six months ended June 30, 2007, the Company entered into purchase agreements with accredited investors for the issuance and sale of $87,500 of 10% unsecured convertible debentures in private transactions (the “Debentures”).  In 2007 the Company received $78,750 from these transactions net of $8,750 of debt issuance costs, which will be amortized over the three-year term of the Debentures.

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

        THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

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

At June 30, 2007, the Company revalued this derivative liability.  Therefore, for the period from December 31, 2006 to June 30, 2007, on the debentures that were issued in 2006, as well as on the debentures issued in 2007 from their issuance date to June 30, 2007, the Company decreased the previously recorded liabilities by $15,864 resulting in a recorded derivative liability of $20,172 at June 30, 2007.

5.	Commitments and contingencies:

Litigation:

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on consolidated results of operations, financial position or cash flows of the Company.

Consulting agreements:

In February 2006, the Company entered into a consulting agreement with a financial advisor (a former officer of the Company) to provide assistance to the Company in the placement of debt or equity financing with prospective investors.  The term of the agreement is for three years, but can be terminated at any time by either party with 60 days notice.  The advisor is to be compensated if the advisor is successful in completing a debt or equity financing for or on behalf of the Company.  In 2006, the financial advisor assisted the Company in restructuring and or obtaining $3,404,061 of investor notes.  Pursuant to the agreement, the advisor was paid $134,972 and received 75,000 shares of HPI common stock, valued at $224,215.  In addition, the advisor received warrants to purchase up to 436,206 shares of the Company’s common stock at an exercise price of $1.00 per share.  The warrants were valued at $355,000 based upon the Black-Scholes option-pricing model.

Pursuant to the Restructured Notes (Note 4), the Company issued 150,000 shares of its common stock and is to pay the consultant $36,500.  The shares were valued at $112,500 and the total cost of $149,000 is being amortized over the one year renewal on the Restructured Notes.

In conjunction with the Asset Sale, a former FFFC director and Chex officer signed a five-year non-compete agreement with the buyer and also signed a release, waiving his right to any future commissions that he was previously entitled to.  The Company agreed to compensate the officer $100,800 annually, over the five-year term of the non-compete agreement.  Such compensation is to be applied to reduce the loan and interest receivable due from the officer (Note 6).  If the officer breaches his non-compete agreement, the officer is no longer entitled to compensation and will be liable for any amount remaining on the loan.  During the three and six months ended June 30, 2007, the Company recorded consulting expenses of $25,200 and $50,400 and the note receivable from an officer has been reduced by $50,400, for the six months ended June 30, 2007.

        FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

5.	Commitments and contingencies (continued):

Guaranty:

In March 2004, HPI closed on $5 million of debt financing and issued convertible promissory notes to two financial institutions (the “Lenders”).  The proceeds from the promissory notes were immediately thereafter loaned to Chex.  The promissory notes are collateralized, among other things, by all of the assets of Chex, and by 3.5 million shares of FFFC common stock owned by HPI.  In conjunction with the Asset Sale, the Lenders consented to the sale of assets that secured their notes.  In contemplation of the Redemption Agreement described above, on December 29, 2006, HPI and the Company obtained the consent of the Lenders to complete the transactions contemplated by the Redemption Agreement. Contemporaneously with receipt of the consent, FFFC (as successor in interest to Chex) reconfirmed its obligations under the guaranty and security agreements previously provided by Chex.  The guaranty and security agreements do not expire until the notes are paid in full.  Accordingly, if HPI defaults on the obligations specified under the promissory notes, the Company could be required by the Lenders to perform under the guaranty and security agreements.  On August 6, 2007, HPI received a notice of default from the Lenders.  As of August 3, 2007, the total amount due the Lenders was $913,092.  Subsequent to August 6, 2007, HPI has paid $300,000 to the Lenders.  No liability has been recorded by the Company for this guaranty, as required performance under the guarantee is not considered probable.

HPI Stock Price Guaranty:

In May 2006, HPI and the Company negotiated a settlement regarding convertible notes with a face value of $200,000 issued by the Company, whereby HPI issued 180,000 shares of its common stock. The settlement terms stipulate a price protection clause whereby the Company under certain circumstances must reimburse the former debt holders if the market price of the HPI common stock issued to them in the settlement is below $4.00 per share at the time they sell the stock.  As a result, the Company has recorded a derivative liability due to the debt holders at June 30, 2007 and December 31, 2006 of $630,000 and $450,000, respectively, and an expense of $180,000 (2007) and $450,000 (2006), representing the difference between the market value of the common stock as of each date and the $4.00 stated in the settlement agreement. The amounts are included on the balance sheet in derivative liabilities and on the statement of operations in loss on extinguishment of debt.

6.	Stockholders’ equity deficiency:

Notes, advances and interest receivable from related parties:

Chex has notes receivable due from related parties under various loan agreements.  In addition, the Company has made advances to HPI to fund its operations. In accordance with the Securities Exchange Commission’s Staff Accounting Bulletin No. 79, Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lessor Business Components of Another Entity, certain expenses paid by the Company on behalf of HPI have been charged to the receivables.

        FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

6.	Stockholders’ equity deficiency (continued):

Notes, advances and interest receivable from related parties (continued):

The following table summarizes the activity for the year ended December 31, 2006 and for the six months ended June 30, 2007:

	June 30,	December 31,
	2007	2006

Beginning principal balances	$5,867,185	$6,070,785
Loan to HPI		5,000,000
Cash advances		424,310
Issuance of HPI warrants to third party for settlement of Chex obligation		73,882
Share price guaranty from HPI		126,582
Return of Company common stock in accordance with the Redemption Agreement	(5,412,219)
Chex cash disbursements and accounts payable allocated to HPI and Denaris		459
Cash repayments		(400)
Issuance of HPI common stock to third party for settlement of Chex obligation		(212,155)
Consulting fees applied to officer receivable	(50,400)	(31,334)
Receipt of 1,200,000 shares of HPI common stock in payment of principal balance owed as of January 31, 2006, from HPI and Denaris		(5,584,944)

Ending principal balances [A]	404,566	5,867,185

Interest receivable from parent company (and its subsidiary)		399,658

Ending principal and interest balances	$404,566	$6,266,843

[A]	The principal balance at June 30, 2007 and December 31, 2006 are as follows:

	June 30,	December 31,
	2007	2006

HPI		$5,412,219
FFFC officer	$404,566	454,966

	$404,566	$5,867,185

7.	Income taxes:

Income tax expense for the six months ended June 30, 2006 was approximately $604,000.  The 2006 amount is primarily related to $596,000 the Company recorded as estimated deferred income tax expense as a result of the Asset Sale in January 2006.  This expense represents the use of HPI’s net operating losses, as the Company does not have sufficient loss carryforwards available to offset the total taxable gain on the Asset Sale.  Income tax benefit for the six months ended June 30, 2007 was approximately $31,000 and is primarily related to refunds received from various state tax returns.

        FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

8.	Stock based compensation:

The Company has one stock option plan and also grants options and warrants to consultants outside of its stock option plan pursuant to individual agreements.

During the six months ended June 30, 2007, the Company granted officers and directors 70,000 options to purchase shares of common stock at an exercise price of $0.75 per share (the market value of the common stock on the date of the grant).  The options were valued at $30,920 based upon the Black-Scholes option pricing model (a $0.44 grant date fair value per option).  The options were fully-vested at the date of the grant and therefore, the Company recorded $30,920 of non-cash expense during the six months ended June 30, 2007.  There were no options granted during the three months ended March 31, 2007 or the six months ended June 30, 2006.

In January 2007 the Company issued warrants to purchase 500,000 shares of its common stock to a third party for professional services.  The warrants have an exercise price of $0.50 per share and expire in January 2010.  They were valued at $163,500 based upon the Black-Scholes option pricing model.  As the services have been provided, the $163,500 has been included in selling, general and administrative expense for the six months ending June 30, 2007.

In March 2007 the Company issued warrants to purchase 800,000 shares of its common stock to the Chairman of the Board of the Company and additional warrants to purchase an aggregate of 800,000 shares of its common stock was issued to two third parties.  The warrants have an exercise price of $0.50 and expire in March 2010.  The warrants were valued at $608,000 using the Black Scholes option pricing model and are being amortized over a one-year term as the warrants were issued in connection with obtaining financing from a third party (Note 4).  As a result, $150,000 and $200,000 is included in selling, general and administrative expense for the three and six months ending June 30, 2007, respectively.

Also in March 2007, the Company granted warrants to purchase 50,000 shares of its common stock to a third party in consideration of a promissory note issued to the third party from ISI.  The warrants have an exercise price of $0.50 and expire in March 2010.  The Company valued the warrants at $19,000 based upon the Black Scholes option pricing model.  As the services have been provided, $19,000 has been included in selling, general and administrative expense for the six months ending June 30, 2007.

The weighted average grant date fair value of warrants granted during the six months ended June 30, 2007 was $0.37.

Options are generally granted with an exercise price equal to the Company’s market price of its common stock on the date of the grant and vest immediately upon issuance.  All options outstanding at June 30, 2007 are fully-vested and exercisable.  A summary of outstanding balances at January 1, and June 30, 2007 is as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Options	exercise price	Remaining contractual life	Value

Outstanding at January 1, 2007	385,000	$1.10	5.90	$0
Options granted	70,000	$0.75	9.62	$0

Outstanding at June 30, 2007	455,000	$1.05	6.48	$0

The fair value of options and warrants granted to purchase the Company’s common stock were estimated on the date of the grant using the Black Scholes option pricing model with the following assumptions used for the 2007 grants:

        FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

8.	Stock based compensation (continued):

Expected dividend yield	0
Expected stock price volatility	88.5% - 90%
Risk fee interest rate	4.75%
Expected life of options	3 – 5 years

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

GENERAL

FastFunds Financial Corporation (“FFFC”) is a holding company and through January 31, 2006 operated primarily through its wholly-owned subsidiary Chex Services, Inc. (“Chex”).  As disclosed in the December 31, 2006 10-K, FFFC also has several other non-operating wholly-owned subsidiaries.  FFFC and its subsidiaries are referred to as (the “Company”).  The Company is an equity investee of Hydrogen Power, Inc. (“HPI”), a public company, formerly known as Equitex, Inc.  As of June 30, 2007, HPI owns approximately 48% of the Company’s outstanding common stock.

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

RETURN OF COMPANY COMMON STOCK FROM PARENT:

On January 2, 2007, pursuant to the terms of a Redemption, Stock, Sale and Release Agreement (the “Redemption Agreement”) by and between HPI and the Company, the Company (i) redeemed 8,917,344 shares of FFFC’s common stock held by HPI, (ii) acquired from HPI an aggregate of 5,000 shares of common stock of Denaris Corporation, a Delaware corporation (“Denaris”), (iii) acquired from HPI an aggregate of 1,000 shares of common stock of Key Financial Systems, Inc., a Delaware corporation (“Key Financial”), and (iv) acquired from HPI an aggregate of 1,000 shares of common stock of Nova Financial Systems, Inc., a Delaware corporation (“Nova Financial”).  Denaris was a majority owned subsidiary of HPI, and Key Financial and Nova Financial were wholly owned subsidiaries of HPI.  Denaris, Key Financial and Nova Financial do not have significant operations.  The shares of common stock of each entity transferred by HPI pursuant to the Redemption Agreement constituted all of HPI’s holdings in each entity.  In consideration of the redemption and acquisition of the shares of Denaris, Key Financial and Nova Financial, FFFC released HPI from all outstanding payment obligations of HPI to the Company, which totaled $5,814,617 and HPI released the Company from all payment obligations of the Company to HPI, which totaled $2,151,572.  Due to the related party nature of the transaction, the Company accounted for the difference between the consideration received and to consideration given up as a capital transaction, which increased additional paid-in capital by $1,227,019.

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2006, 2005 and 2004.  The financial statements presented for the three and six months ended June 30, 2007 and 2006 include FFFC and its wholly-owned subsidiaries, which primarily reflect the operations of Chex through the date of the Asset Sale.

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

The Company’s financial statements for the six months ended June 30, 2007 and the year ended December 31, 2006 have been prepared on a going concern basis, which contemplates the realization of its remaining assets and the settlement of liabilities and commitments in the normal course of business.  The Company has incurred significant losses since its inception and has a working capital deficit of approximately $3,697,000, and an accumulated deficit of approximately $13,234,000 as of June 30, 2007.  Moreover, it presently has no ongoing business operations or sources of revenue, and little available resources with which to obtain or develop new operations.

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

On January 31, 2007, FFFC announced that it executed a letter of intent to acquire Industrial Systems, Inc. ("ISI"). ISI, founded in 1991 and based in Delta, Colorado, provides turn-key engineering procurement and construction services to the mining, energy and natural resources industries throughout the United States. The letter of intent calls for FFFC to acquire 100% of the outstanding securities of ISI in an all stock tax-free exchange. While specific details are being negotiated as part of a definitive agreement, terms of the letter of intent call for the existing stockholders of ISI to own approximately 65% of the Company's common stock at closing of the transaction, with the potential to earn an estimated additional 6% based on post-closing incentives. Completion of the transaction is subject to further due diligence by each party, negotiation and execution of a definitive agreement, and other customary pre-closing conditions.  If consummated, this transaction would likely be accounted for as a public shell merger or a reverse acquisition with the Company being treated for financial reporting purposes as the accounting acquiree.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2007, net cash used in operating activities was $288,718 compared to $2,596,973 for the six months ended June 30, 2006.  Net loss was $1,080,609 for the six months ended June 30, 2007 compared to $548,429 for the six months ended June 30, 2006. The net loss in the current period is primarily a result of non-cash expenses of approximately $679,000.  The non-cash expenses are $413,420 of costs associated with the issuance of common stock, warrants and options, $190,571 of costs related to expenses associated with debt extinguishment and $75,161 of depreciation and amortization and non-cash interest expense.  The 2006 net loss was a result of the gain on the Asset Sale of $4,145,835 offset by deferred income taxes of $596,000, costs of $1,021,000 related to expenses associated with debt extinguishment and other operating losses of $3,077,264.

Net cash provided by investing activities for the six months ended June 30, 2007 was $147,363 compared to $12,738,245 for the six months ended June 30, 2006. Net cash provided by investing activities for the six months ended June 30, 2007 was a result of payments received on notes and interest receivable of $195,000, advances made on notes receivable of $50,000 and cash and cash equivalents of $2,363 acquired pursuant to the transaction of the Redemption Agreement.  Net cash provided by investing activities for the six months ended June 30, 2006, was primarily attributable to the net proceeds received on the Asset Sale of $12,712,784, of which $5,000,000 was loaned to HPI.

Net cash provided by financing activities for the six months ended June 30, 2007 was $115,350 compared to net cash used in financing activities of $15,290,420 for the six months ended June 30, 2006. For the six months ended June 30, 2007, the Company received net proceeds of $124,100 on the issuance of notes payable.  The significant activity for the six months ended June 30, 2006 included the Company receiving proceeds of $400,000 on the issuance of notes payable and utilizing the proceeds from the Asset Sale, the Company repaid checks issued in excess of cash balances, notes payable and long-term debt totaling $19,135,907.

For the six months ended June 30, 2007, cash and cash equivalents decreased by $26,005 compared to a decrease in cash and cash equivalents of $5,149,148 for the six months ended June 30, 2006.  Ending cash and cash equivalents at June 30, 2007 was $27,185 compared to $3,124,105 at June 30, 2006.

We have limited cash and cash equivalents on hand and need to raise funds to continue to be able to support our operating expenses and to meet our other obligations as they become due.  Sources available to us that we may utilize include the sale of our or HPI’s equity securities, as well as the exercise of outstanding options and warrants, which may cause dilution to our stockholders.

REVENUES

Total revenues for the three and six months ended June 30, 2007 were $24,710 and $48,270 compared to $180,426 and $2,192,382 for the three and six months ended June 30, 2006.  Revenues in the current period consist of credit card income on Nova’s remaining portfolio.  Effective January 31, 2006, the Company sold substantially all of its assets and accordingly, the six month results from 2006 reflect fees from providing financial services of $1,714,882, as well as $477,500 of fees received under the TSA from the buyer of the assets.

OPERATING EXPENSES

Operating expenses for the three and six months ended June 30, 2007 are primarily comprised of expenses related to third party servicing fees of Nova’s remaining credit card portfolio.  FFFC operating expenses for the six months ended June 30, 2006 were $1,200,778, which primarily consisted of fees to casinos, processing fess and salaries and benefits.

CORPORATE OPERATING EXPENSES

Corporate operating expenses for the three and six months ended June 30, 2007 were $303,611 and $780,519, respectively and for the three and six months ended June 30, 2006 were $728,453 and $3,036,398, respectively.  The expenses were comprised of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Salaries and benefits	$13,221	$163,686	$26,233	$477,655
Stock-based compensation	150,000	(184,577)	413,420	355,000
Accounting, legal and consulting	118,662	168,716	258,170	652,870
Travel and entertainment	3,229	20,597	6,604	48,087
Advertising				3,446
Depreciation and amortization	2,826	8,893	5,652	347,095
Provision for valuation allowances		183,392		183,392
Other	15,673	367,746	70,440	968,853

	$303,611	$728,453	$780,519	$3,036,398

For the three and six months ended June 30, 2007, corporate operating expenses are primarily related to FFFC. For the three and six months ended June 30, 2006, corporate operating expenses were related to both  FFFC, as well as Chex’s Minneapolis administrative office which through January 31, 2006, supported the operating locations and was closed on May 31, 2006.

Salaries and benefits decreased significantly for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006 period primarily as a result of the elimination of the Minneapolis administrative staff during the second quarter of 2006.  As of May 31, 2006, the Company vacated that office and will not be incurring any future staffing costs related to the Chex operations.  Currently, the Company has one salaried employee.

Stock based compensation expense for the three and six months ended June 30, 2007 was $150,000 and $413,420 and primarily consists of the amortization of common stock, options and warrants issued related to guaranty fees and other costs related to the Restructured Notes.  Stock compensation for the three months ended March 31, 2006 was a credit of $184,577 related to a decline in the market value of the Company’s common stock pursuant to the terms of an executive compensation package for the Company’s former chief executive officer.  Stock based compensation for the six months ended June 30, 2006 was from the issuance,of 436,206 warrants to purchase the Company’s common stock at $1.00 per share, valued at $355,000 under the Black-Scholes option pricing model.

Accounting, legal and consulting expenses decreased significantly for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006. The decrease for the six months ended June 30, 2007 was primarily as a result of decreases in consulting and professional fees of approximately $642,000 and $150,000, respectively.  The 2006 consulting costs related to costs associated with refinancing investor notes were comprised of $134,972 of cash and$152,407 of HPI common stock.  FFFC has consulting agreements with two officers who provide various consulting services to the Company. These continuing agreements require the Company to pay approximately $15,000 per month.

Travel and entertainment expense decreased for the three and six months ended June 30, 2007 compared to June 30, 2006 primarily as a result of the elimination of travel associated with the closure of the Company’s Minneapolis office in the second quarter of 2006.

Other costs included in corporate operating expenses decreased for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006. The decrease for the six months ended June 30, 2007 was a result of expenses incurred in the 2006 quarter that did not occur in 2007 related to the closure of the Minneapolis office.

OTHER INCOME (EXPENSE)

Other expenses, net for the three and six months ended June 30, 2007 were $74,502 and $344,349 compared to $881,485 and $2,045,470 for the three and six months ended June 30, 2006.  Included in other expenses for the three and six months ended June 30, 2006 is the $1,021,000 of expenses recognized on debt extinguishment.  Interest expense for the three and six months ended June 30, 2007 and 2006 is summarized as:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Beneficial conversion features		$(16,597)		$586,521
HPI $5 million note payable				17,533
Notes payable to individual investors	$79,575	118,367	$141,625	383,915
Amortization of deferred loan costs and note discounts	49,523		69,509	242,377
Warrants issued		(73,882)		73,882

	$129,098	$27,888	$211,134	$1,304,228

Interest income decreased to $57,356 for the six months ended June 30, 2007 from $279,758 for the six months ended June 30, 2006.  The decrease for the six months ended June 30, 2007 was due primarily to the interest income of approximately $129,000 on cash balances in 2006 as a result of the proceeds from the Asset Sale, as well as approximately $149,000 recorded on the $5.0 million HPI Note issued in March 2006.  The 2007 interest income is primarily comprised of approximately $54,000 received from Paymaster Jamaica.  Also included in other expenses for the six months ended June 30, 2007, was $190,571 of costs pursuant to a settlement agreement whereby the Company guaranteed the price on 180,000 shares of HPI common stock issued as payment to the convertible notes payable holders.  The settlement terms stipulate a registration rights penalty clause and a price protection clause whereby the Company must reimburse the former debt holders if the market price of the HPI common stock issued to them in the settlement is below $4.00 per share at the time they sell the stock.  As a result, the Company has recorded a derivative liability of approximately $630,000 at Jun 30, 2007 representing the difference between the market value of the shares issued as of June 30, 2007 and the $4.00 stated in the settlement agreement.

INCOME TAX EXPENSE

Income tax expense for the six months ended June 30, 2006 was approximately $604,000.  The 2006 amount is primarily related to $596,000 the Company recorded as deferred income tax expense as a result of the Asset Sale in January 2006.  This expense represents the use of HPI’s net operating losses, as the Company does not have sufficient loss carryforwards available to offset the total taxable gain on the Asset Sale.  Income tax benefit for the six months ended June 30, 2007 was approximately $31,000.  The 2007 amount is primarily related to refunds received from various state tax returns.

CONTRACTUAL OBLIGATIONS

No material changes outside the ordinary course of business during the quarter ended June 30, 2007.

CRITICAL ACCOUNTING POLICIES

Accounting for our Marketable Equity Securities

We classify all of our investments that are free of trading restrictions, or become free of trading restrictions within one year, as “available-for-sale.”  We carry these investments at fair value, based on quoted market prices, and unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity.  Realized gains and losses are recognized when realized on our consolidated statements of income.  We have a policy in place to review our equity holdings on a regular basis to evaluate whether or not each security has experienced an other-than-temporary decline in fair value.  Our policy includes, but is not limited to, reviewing the Company’s cash position, earnings/revenue outlook, stock price performance over the past six months, liquidity and management/ownership.  If we believe that an other-than-temporary decline exists in one of our marketable equity securities, it is our policy to write down these equity investments to the market value and record the related write-down as an investment loss on our consolidated statements of income.

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

ITEM THREE
QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and a decline in the stock market. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company has limited exposure to market risk related to changes in interest rates. Other than HPI common stock held as available-for-sale-securities, the Company does not currently invest in equity instruments of public or private companies for business or strategic purposes.

The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiary are exposed relate to the market prices of common stock of HPI and the Company. The Company has only fixed rate debt at June 30, 2007 and December 31, 2006.

	June 30,	December 31,
	2007	2006

Available-for-sale-securities (1)	$773,000
Derivative liabilities (2,3)	650,172	$461,521
Convertible debentures (3)	137,500	50,000

	$1,560,672	$511,521

(1)
Available-for-sale-securities are comprised of 1,546,036 shares of HPI common stock.  At June 30, 2007, the market value of the common stock was $0.50 per share.  If the market price of the HPI common stock declines, it could reduce the fair value of the shares of common stock.

(2)
The Company has given a price guaranty to former noteholders on the value of 180,000 shares of HPI common stock they received in a settlement of $4.00 per share.  At June 30, 2007, the common stock had a market value of $0.50 per share.  Accordingly, as of June 30, 2007 the Company has recorded a liability of $630,000, and an expense of $180,000 for the six months ended June 30, 2007.  These amounts may increase in the future if the market price of the HPI common stock declines.

(3)
Convertible debentures exclude $23,154 and $20,419 of discounts at June 30, 2007 and December 31, 2006, respectively.  The debentures are convertible at 75% of the average closing bid price per share of the Company’s common stock for the twenty days immediately proceeding the date of conversion.  As of June 30, 2007, $20,172 is included in derivative liabilities.  This amount can increase if there is a decrease in the market price of the Company’s common stock.

ITEM FOUR
DISCLOSURE CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Acting Chief Executive Officer (the "CEO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO has concluded that as of June 30, 2007 disclosure controls and procedures, as were effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in application SEC rules and forms except as noted below. There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

In connection with the 2006 audit and the 2007 quarterly reviews, our independent registered public accounting firm has advised us and our Board of Directors that there are material weaknesses in our internal controls and procedures.  The identified material weaknesses primarily relate to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, as well as the overall financial reporting process.  These material weaknesses have caused significant delays in our financial reporting process.  In addition, during the 2006 audit, we were not able to timely produce adequate documentation supporting all transactions underlying the financial statements.  We are currently considering taking certain steps to correct the material weaknesses by enhancing our reporting process in future.  Enhancing our internal controls to correct the material weaknesses will result in increased costs to us.

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

FastFunds Financial Corporation
(Registrant)

Date: August 20, 2007	By: /s/ Barry Hollander
Barry Hollander
Acting Chief Executive Officer
Principal Executive Officer and
Principal Accounting Officer