Form 10-Q
period 2007-09-30
FASTFUNDS FINANCIAL CORP
filed 2007-11-14
CIK 779956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. ☒Yes  No

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Large Accelerated Filer ,	Accelerated Filer ,	Non-Accelerated Filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b.2 of the Exchange Act). ☒Yes  No

Number of shares of common stock outstanding at November 12, 2007: 7,331,507

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

PART I	FINANCIAL INFORMATION		Page

	Item 1.	Financial statements:

		Condensed consolidated balance sheets - September 30, 2007 (unaudited) and December 31, 2006	2

		Condensed consolidated statements of operations and comprehensive (loss) income - three and nine months ended September 30, 2007 and 2006 (unaudited)	3

		Condensed consolidated statement of changes in stockholders' equity deficiency and comprehensive loss - nine months ended September 30, 2007 (unaudited)	4

		Condensed consolidated statements of cash flows – nine months ended September 30, 2007 and 2006 (unaudited)	5

		Notes to condensed consolidated financial statements (unaudited)	6-15

	Item 2.	Management's discussion and analysis of financial condition and results of operations	16-20

	Item 3.	Quantitative and qualitative disclosures of market risk	21

	Item 4.	Disclosure controls and procedures	22

PART II	OTHER INFORMATION

	Item 1.	Legal proceedings	22

	Item 2.	Unregistered sales of equity securities and use of proceeds	22

	Item 3.	Defaults upon senior securities	22

	Item 4.	Submission of matters to a vote of security holders	22

	Item 5.	Other information	22

	Item 6.	Exhibits	23

	Signatures

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$649	$53,190
Accounts receivable, net	220,500	-
Current portion of notes and advances receivable	50,000	140,000
Other current assets	4,213	12,727

Total current assets	275,362	205,917

Available-for-sale securities	618,000	-
Notes receivable (Note 3)	219,575	-
Property and equipment, net	5,569	14,047
Deferred loan costs	330,483	-
Intangible and other assets, net	200	200

	1,173,827	14,247

	$1,449,189	$220,164

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$577,363	$389,170
Due to HPI (Note 1)	75,000	2,151,572
Accrued expenses	693,048	630,774
Convertible and other promissory notes and current portion of long-term
debt (Note 4), including related parties of $139,300 (2007)	2,282,900	2,108,000
Derivative liabilities(notes 4 and 5)	727,840	461,521

Total current liabilities	4,356,151	5,741,037

Long-term debt, net of current portion	121,475	29,581

Commitments and contingencies (Notes 4 and 5)

Stockholders' deficiency (Note 6):
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares
issued and outstanding	-	-
Common stock, $.001 par value; 250,000,000 shares authorized; 16,248,851 shares (2007) and 15,580,959 shares (2006) issued and 7,331,507 shares
(2007) and 15,580,959 shares (2006) outstanding	16,249	15,581
Additional paid-in capital	16,370,293	19,655,226
Investment in HPI common stock	-	(6,801,204)
Notes, advances and interest receivable, related parties	(379,366)	(6,266,843)
Common treasury stock at cost; 8,917,344 shares (2007)	(4,547,845)	-
Accumlated other comprehensive loss	(588,000)	-
Accumulated deficit	(13,899,768)	(12,153,214)

Total stockholders' deficiency	(3,028,437)	(5,550,454)

	$1,449,189	$220,164

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Fee revenue, net	$21,103	$-	$69,373	$1,714,882
Other income	-	-	-	477,500

Total revenue	21,103	-	69,373	2,192,382

Operating expenses:
Fees to casinos	-	-	-	557,415
Salaries and benefits	-	-	-	303,489
Processing fees	16,328	16,528	54,634	230,889
Returned checks (collected)	(2,211)	(3,826)	(13,706)	(11,362)
Other	3,743	(406)	11,859	132,643

Total operating expenses	17,860	12,296	52,787	1,213,074

Gross margin (loss)	3,243	(12,296)	16,586	979,308

Selling, general and administrative	(407,294)	(394,712)	(1,187,813)	(3,431,110)
Gain on sale of assets (Note 1)	-	-	-	4,145,835

(Loss) income from operations	(404,051)	(407,008)	(1,171,227)	1,694,033

Other income (expense):

Interest expense, including related party interest for the three months of $1,777 (2007) and $0 (2006) and for the nine months
of $1,777 (2007) and and $17,533 (2006).	(131,901)	(59,086)	(343,035)	(1,363,314)
Loss on debt extinguishment and restructuring	(55,000)	(100,000)	(245,571)	(1,121,000)
Interest income, including related party interest for the three months of $125,000 (2006) and for the nine months
$2,739 (2007) and $274,657 (2006).	7	151,758	57,363	431,516

Total other expense	(186,894)	(7,328)	(531,243)	(2,052,798)

Loss before income taxes	(590,945)	(414,336)	(1,702,470)	(358,765)
Income tax (expense) benefit (Note 7)	(75,000)	238,327	(44,084)	(365,673)

Net loss	$(665,945)	$(176,009)	$(1,746,554)	$(724,438)

Comprehensive loss
Net loss	$(665,945)	$(176,009)	$(1,746,554)	$(724,438)
Unrealized loss on avaiable-for-sale securities	(155,000)		(588,000)

Comprehensive loss	$(820,945)	$(176,009)	$(2,334,554)	$(724,438)

Basic and diluted net loss per share	$(0.09)	$(0.01)	$(0.24)	$(0.05)

Weighted average number of common shares outstanding:
Basic and diluted	7,294,562	15,494,473	7,154,931	14,879,683

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY DEFICIENCY AND COMPREHENSIVE LOSS

NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

	Common stock		Additional paid-in	Investment in parent	Notes, advances and interest receivable related	Common treasury	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	company	parties	stock	loss	deficit	deficiency

Balances, January 1, 2007	15,580,959	$15,581	$19,655,226	$(6,801,204)	$(6,266,843)	$-	$-	$(12,153,214)	$(5,550,454)

Return of Company common stock in satisfaction
of notes, advances and interest receivable
(Notes 1 and 6)			1,227,019		5,814,617	(4,547,845)			2,493,791

Issuance of common stock upon cashless
exercise of warrants	181,686	182	(182)						-

Decrease in notes and advances receivable due
from related parties, net (Note 6)					72,860				72,860

Options and warrants issued for services (Note 5)			821,420						821,420

Conversion of accounts payable to common stock	250,000	250	124,750						125,000

Issuance of common stock for services (Note 5)	150,000	150	112,350						112,500

Issuance of common stock in conjunction with debt
restructuring	86,206	86	24,914						25,000

Reclassification of HPI common stock at fair value
(Note 2)			(5,595,204)	6,801,204					1,206,000

Components of comprehensive loss:

Net loss								(1,746,554)	(1,746,554)

Unrealized loss on available-for-sale-securities							(588,000)		(588,000)

Total comprehensive loss									(2,334,554)

Balances, September 30, 2007	16,248,851	$16,249	$16,370,293	$-	$(379,366)	$(4,547,845)	$(588,000)	$(13,899,768)	$(3,028,437)

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

	2007	2006

Net cash used in operating activities	$(486,720)	$(3,732,318)

Cash flows from investing activities:
Cash acquired in redemption agreement transaction (Note 1)	2,363	-
Repayments on notes and interest receivable	225,000	160,461
Proceeds received from asset sale, net of costs (Note 1)		12,712,784
Issuance of note receivable	(50,000)	-

Net cash provided by investing activities	177,363	12,873,245

Cash flows from financing activities:
Increase (decrease) in checks issued in excess of cash in bank	3,166	(1,015,823)
Borrowings on notes and loans payable	266,400	400,000
Repayments on notes and loans payable	(4,000)	(9,309,936)
Purchase of parent company common stock	-	(192,299)
Repayment on notes and advances receivable, related parties	-	212,555
Payment of deferred loan costs	(8,750)	-
Notes and advances to related parties	-	(5,574,769)

Net cash provided by (used in) financing activities	256,816	(15,480,272)

Net decrease in cash and cash equivalents	(52,541)	(6,339,345)
Cash and cash equivalents, beginning of period	53,190	8,273,253

Cash and cash equivalents, end of period	$649	$1,933,908

Supplemental disclosure of cash flow information:

Cash paid for interest	$277,677	$1,218,720

Cash paid for income taxes	$-	$3,938

Supplemental disclosure of non-cash investing and financing activities:

Unrealized loss on available-for-sale securities	$588,000

Conversion of accounts payable to common stock	$125,000

Conversion of parent company note payable and accrued interest to
common stock		$3,905,960

Receipt of parent company common stock in satisfaction of notes,
advances and interest receivable		$6,144,000

Issuance of parent company common stock by parent company to third parties
in satisfaction of notes and interest payable		$286,037

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

1.	Business and organization, basis of presentation, asset sale and management’s plans:

Business and organization:

FastFunds Financial Corporation (“FFFC” or the “Company”) is a holding company, and through January 31, 2006, operated primarily through its wholly-owned subsidiary Chex Services, Inc. (“Chex”).  As disclosed in the December 31, 2006 Form 10-K, FFFC also has several other non-operating wholly-owned subsidiaries.  FFFC and its subsidiaries are referred to as (the “Company”).  The Company is an equity investee of Hydrogen Power, Inc. (“HPI”) a public company, formerly known as Equitex, Inc.  As of September 30, 2007, HPI owns and controls approximately 48% of the Company’s outstanding common stock.

Chex, a Minnesota corporation, provided financial services prior to the sale of substantially all of Chex’s assets, which primarily consisted of check cashing, automated teller machine (ATM) access, and credit card advances to customers primarily at Native American owned casinos and gaming establishments (the “Asset Sale”).

Basis of presentation:

Unaudited financial statements:

The accompanying condensed consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for all stated periods have been made.  Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (SEC) on April 30, 2007.  Interim results of operations for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of future operating results for the full year.  Certain amounts from the 2006 periods have been reclassified to conform to the presentation used in the current period.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

Additionally, FFFC and Chex entered into a Transition Services Agreement(the “TSA”) with Game pursuant to which FFFC and Chex agreed to provide certain services to Game to ensure a smooth transition of the sale of the cash-access financial services business.  Pursuant to the TSA, FFFC and Chex provided the necessary services for approximately three months and Game paid FFFC $150,000 per month.  The TSA terminated in May 2006, and as a result FFFC recorded $177,500 and $477,500 of other income pursuant to the agreement for the three and nine months ended September 30, 2006, respectively.

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

Pursuant to the APA and the TSA, FFFC and Chex owed Game approximately $300,000.  Game, FFFC and Chex agreed to settle the balance due for $275,000 (included in accounts payable on the balance sheet presented herein) with payment terms.  FFFC and Chex have not made any of the payments stipulated in the settlement and subsequently Game filed a complaint against Chex, FFFC and HPI seeking approximately $318,000.  FFFC and Chex have agreed to indemnify HPI.

Going concern and management’s plans:

In the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.  The Company’s interim financial statements for the three and nine months ended September 30, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of $1,746,554 for the nine months ended September 30, 2007 and has a working capital deficit of approximately $4,081,000 and accumulated deficit of approximately $13.9 million as of September 30, 2007.  Moreover, the Company presently has no ongoing business operations or sources of revenue and has little resources with which to obtain or develop new operations.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

Marketable equity securities:

At September 30, 2007 and December 31, 2006, the Company owned 1,546,036 shares of common stock of HPI, a marketable equity security.  At December 31, 2006, the Company presented its investment in HPI common stock as a component of stockholders’ equity deficiency at cost in a manner similar to treasury stock.  This presentation was based upon the Company’s consideration of the provisions of Emerging Issues Task Force (“EITF”) Issue No. 98-2, Accounting by a Subsidiary or Joint Venture for an Investment in the Stock of its Parent Company or Joint Venture Partner (“EITF 98-2”).  This EITF discusses that in the separate financial statements of a subsidiary; an investment in the common stock of a parent whose only significant asset is its investment in the subsidiary is essentially the same as stock of the subsidiary and should be classified as a reduction to stockholders’ equity.  During 2007, the Company transferred all of its securities classified as a component of stockholders’ equity deficiency to an available-for-sale security.  The cost of the securities at the date of the transfer was $6,801,000.  The fair value of the securities at the date of transfer was $1,206,000.  The difference at the date of the transfer between cost and fair value of the securities was recorded as a reduction to additional paid-in capital.  The transfer of securities resulted from the Company no longer being a subsidiary of HPI in 2007; therefore, the provisions of EITF 98-2 are no longer applicable.

Available for sale securities are carried at the estimated fair value ($618,000 at September 30, 2007) based upon quoted market prices, and they are classified as long-term assets in the Company’s September 30, 2007 consolidated balance sheet as management does not expect the securities to be realized in cash within the next year.  Unrealized gains and losses are computed on the basis of specific identification and are reported as a separate component on comprehensive income (loss), included as a separate item in shareholders’ equity deficiency.  Realized gains, realized losses, and declines in value, judged to be other-than-temporary, are included in other income (expense).  The unrealized loss reported at September 30, 2007 was $588,000.

Comprehensive income:

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, (“SFAS No. 130”) requires the reporting and display of comprehensive income and its components.  SFAS No. 130 requires unrealized gains and losses on the Company’s available-for-sale securities to be included in comprehensive income (loss).

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

2.	Summary of significant accounting policies (continued):

Net loss per share:

Net loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants and common stock underlying convertible promissory notes at September 30, 2007 and 2006 were 4,329,280 and 2,443,280, respectively, and are not considered in the calculation for the three and nine months ended September 30, 2007 and 2006, as the impact of the potential common shares would be to decrease loss per share.  Therefore, diluted loss per share for the three and nine months ended September 30, 2007 and 2006 is equivalent to basic loss per share.

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

3.	Notes and interest receivable:

Notes and interest receivable at September 30, 2007 and December 31, 2006, consist of the following:

	September 30,	December 31,
	2007	2006

Note receivable, ISI	$50,000

Note receivable (Denaris) from Paymaster Jamaica (see Redemption Agreement) (Note 1); interest at 10%, collateralized by a pledge of Paymaster Jamaica common shares by Paymaster Jamaica's president; note matures in August 15, 2008; payments of interest only due semi-annually beginning August 15, 2003 through maturity (received principal payments of $30,425 plus interest of $54,575 through September 30, 2007); a valuation allowance of $250,000 has been recorded against this receivable at September 30, 2007	469,575

Notes receivable; non-interest bearing; net of $256,316 discount; imputed interest rate of 12%; collateralized by mortgages on three parcels of real property in Florida; a valuation allowance of $336,500 was recorded against this receivable at December 31, 2006; $149,000 was received in January 2007 as full settlement		$201,500

Notes receivable from Equitex 2000, Inc., an affiliate of HPI; a valuation allowance of $205,000 was recorded against this receivable at December 31, 2006		205,000

Note receivable; interest at 10%; matured November 2005; currently in default; a valuation allowance of $50,000 has been recorded against this receivable at September 30, 2007	50,000	50,000

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

3.	Notes and interest receivable (continued):

	September 30,	December 31,
	2007	2006

	569,575	456,500
Less current maturities	(50,000)	(140,000)

Notes and advances receivable, net of current portion, before valuation allowance	519,575	316,500
Less valuation allowance	(300,000)	(316,500)

Notes receivable, long-term	$219,575	$-

4.	Convertible and other promissory notes and long-term debt:

Convertible and other promissory notes and long-term debt at September 30, 2007 and December 31, 2006, consist of the following:

	September 30,	December 31,
	2007	2006

Notes payable to individual investors [A]	$2,108,000	$2,108,000

Notes payable, related parties	139,300

Notes payable, other	35,600

Convertible debentures, net of discount of $16,025 (2007) and $20,419 (2006) [B]	121,475	29,581
	2,404,375	2,137,581
Less current portion	2,282,900	2,108,000

Long-term debt, net of current portion	$121,475	$29,581

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

The chairman of the board of the Company has personally guaranteed up to $1 million of the Restructured Notes and two other non-related individuals each guaranteed $500,000 of the Restructured Notes.  In consideration of their guarantees the Company granted warrants to purchase a total of 1,600,000 shares of common stock of the Company at an exercise price of $0.50 per share, expiring in March 2010.  The warrants were valued at $608,000 using the Black-Scholes option pricing model and are being amortized over the one-year term of the Restructured Notes.  Additionally, the Company is to compensate the financial advisor 2% of the Restructured Notes and issued 150,000 shares of common stock to the financial advisor (Note 5).  As of November 14, 2007, the Company has not paid the interest due for the three months ended September 30, 2007, and accordingly is in default of the Promissory Notes.  Additionally, holders of $285,000 of the Promissory Notes have demanded repayment.  In August 2007, two individuals purchased $150,000 of the Restructured Notes from a noteholder.  In consideration for the transaction, the Company issued 86,206 shares of its common stock valued at $0.29 per share, or $25,000, and is included in interest expense for the three and nine months ended September 30, 2007.  Additionally, $265,000 of the Restructured Notes has been requested to be repaid to the Noteholders.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

4.	Convertible and other promissory notes and long-term debt (continued):

[B]
During the nine months ended September 30, 2007, the Company entered into purchase agreements with accredited investors for the issuance and sale of $87,500 of 10% unsecured convertible debentures in private transactions (the “Debentures”).  In 2007 the Company received $78,750 from these transactions net of $8,750 of debt issuance costs, which will be amortized over the three-year term of the Debentures.  The Debentures are convertible at 75% of the average closing bid price per share of the Company’s common stock for the twenty days immediately preceding the date of conversion.  The Debentures cannot be converted until nine months after the issuance date of each Debenture.

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

At September 30, 2007, the Company revalued this derivative liability.  Therefore, for the period from December 31, 2006 to September 30, 2007, on the debentures that were issued in 2006, as well as on the debentures issued in 2007 from their issuance date to September 30, 2007, the Company increased the previously recorded liabilities by $43,804 resulting in a recorded derivative liability of $79,840 at September 30, 2007.

5.	Commitments and contingencies:

Litigation:

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on consolidated results of operations, but could have a material adverse impace on the financial position or cash flows of the Company.

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

 FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

5.	Commitments and contingencies (continued):

Consulting agreements (continued):

longer entitled to compensation and will be liable for any amount remaining on the loan.  During the three and nine months ended September 30, 2007, the Company recorded consulting expenses of $25,200 and $75,600 and the note receivable from an officer has been reduced by $75,600, for the nine months ended September 30, 2007.

Guaranty:

In March 2004, HPI closed on $5 million of debt financing and issued convertible promissory notes to two financial institutions (the “Lenders”).  The proceeds from the promissory notes were immediately thereafter loaned to Chex.  The promissory notes are collateralized, among other things, by all of the assets of Chex, and by 3.5 million shares of FFFC common stock owned by HPI.  In conjunction with the Asset Sale, the Lenders consented to the sale of assets that secured their notes.  In contemplation of the Redemption Agreement described above, on December 29, 2006, HPI and the Company obtained the consent of the Lenders to complete the transactions contemplated by the Redemption Agreement. Contemporaneously with receipt of the consent, FFFC (as successor in interest to Chex) reconfirmed its obligations under the guaranty and security agreements previously provided by Chex.  The guaranty and security agreements do not expire until the notes are paid in full.  Accordingly, if HPI defaults on the obligations specified under the promissory notes, the Company could be required by the Lenders to perform under the guarantee and security agreements.  On August 6, 2007, HPI received a notice of default from the Lenders.  On August 16, 2007, the Lenders and HPI entered into a Forebearance Agreement in consideration of HPI paying $300,000 (paid on August 14, 2007) and making a final payment (the “Final Payment”) of $646,981 by October 15, 2007.  The Final Payment has not been made and the Company is discussing the matter with the Lenders.  No liability has been recorded for this liability as required, as performance under the guarantee is not considered probable.

HPI Stock Price Guaranty:

In May 2006, HPI and the Company negotiated a settlement regarding convertible notes with a face value of $200,000 issued by the Company, whereby HPI issued 180,000 shares of its common stock. In connection with the Settlement Agreement, a Stock Sale and Lock-up Agreement, Registration Agreement and an Escrow Agreement were also entered into (the “Agreements”).   Terms of the Agreements stipulate a price protection clause whereby the Company under certain circumstances must reimburse the former debt holders if the market price of the HPI common stock issued to them in the settlement is below $4.00 per share at the time they sell the stock.  As a result, the Company has recorded a derivative liability due to the debt holders at September 30, 2007 and December 31, 2006 of $648,000 and $450,000, respectively, and an expense of $198,000 (2007) and $450,000 (2006), representing the difference between the market value of the common stock as of each date and the $4.00 stated in the settlement agreement. The amounts are included on the balance sheet in derivative liabilities and on the statement of operations in loss on extinguishment of debt.

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

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

6.	Stockholders’ equity deficiency (continued):

Notes, advances and interest receivable from related parties (continued):

The following table summarizes the activity for the year ended December 31, 2006 and for the nine months ended September 30, 2007:

	September 30,	December 31,
	2007	2006

Beginning principal balances	$5,867,185	$6,070,785
Loan to HPI		5,000,000
Cash advances		424,310
Issuance of HPI warrants to third party for settlement of Chex obligation		73,882
Share price guaranty from HPI		126,582
Return of Company common stock in accordance with the Redemption Agreement	(5,412,219)
Chex cash disbursements and accounts payable allocated to HPI and Denaris		459
Cash repayments		(400)
Issuance of HPI common stock to third party for settlement of Chex obligation		(212,155)
Consulting fees applied to officer receivable	(75,600)	(31,334)
Receipt of 1,200,000 shares of HPI common stock in payment of principal balance owed as of January 31, 2006, from HPI and Denaris		(5,584,944)

Ending principal balances [A]	379,366	5,867,185

Interest receivable from parent company (and its subsidiary)		399,658

Ending principal and interest balances	$379,366	$6,266,843

[A]	The principal balance at September 30, 2007 and December 31, 2006 are as follows:

	September 30,	December 31,
	2007	2006

HPI	$-	$5,412,219
FFFC officer	379,366	454,966

	$379,366	$5,867,185

7.	Income taxes:

Income tax expense for the nine months ended September 30, 2006 was approximately $366,000.  The 2006 amount is primarily related to $359,000 the Company recorded as estimated deferred income tax expense as a result of the Asset Sale in January 2006.  This expense represents the use of HPI’s net operating losses, as the Company does not have sufficient loss carryforwards available to offset the total taxable gain on the Asset Sale.  Income tax expense for the nine months ended September 30, 2007 was $4,084 and is primarily related to alternative minimum taxes of $75,000, offset by refunds received from various state tax returns.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

8.	Stock based compensation:

The Company has one stock option plan and also grants options and warrants to consultants outside of its stock option plan pursuant to individual agreements.

During the nine months ended September 30, 2007, the Company granted officers and directors 70,000 options to purchase shares of common stock at an exercise price of $0.75 per share (the market value of the common stock on the date of the grant).  The options were valued at $30,920 based upon the Black-Scholes option pricing model (a $0.44 grant date fair value per option).  The options were fully-vested at the date of the grant and therefore, the Company recorded $30,920 of non-cash expense during the nine months ended September 30, 2007.

In January 2007 the Company issued warrants to purchase 500,000 shares of its common stock to a third party for professional services.  The warrants have an exercise price of $0.50 per share and expire in January 2010.  They were valued at $163,500 based upon the Black-Scholes option pricing model.  As the services have been provided, the $163,500 has been included in selling, general and administrative expense for the nine months ending September 30, 2007.

In March 2007 the Company issued warrants to purchase 800,000 shares of its common stock to the Chairman of the Board of the Company and additional warrants to purchase an aggregate of 800,000 shares of its common stock was issued to two third parties.  The warrants have an exercise price of $0.50 and expire in March 2010.  The warrants were valued at $608,000 using the Black Scholes option pricing model and are being amortized over a one-year term as the warrants were issued in connection with obtaining financing from a third party (Note 4).  As a result, $150,000 and $350,000 is included in selling, general and administrative expense for the three and nine months ending September 30, 2007, respectively.

Also in March 2007, the Company granted warrants to purchase 50,000 shares of its common stock to a third party in consideration of a promissory note issued to the third party from ISI.  The warrants have an exercise price of $0.50 and expire in March 2010.  The Company valued the warrants at $19,000 based upon the Black Scholes option pricing model.  As the services have been provided, $19,000 has been included in selling, general and administrative expense for the nine months ending September 30, 2007.

The weighted average grant date fair value of warrants granted during the nine months ended September 30, 2007 was $0.37.

Options are generally granted with an exercise price equal to the Company’s market price of its common stock on the date of the grant and vest immediately upon issuance.  All options outstanding at September 30, 2007 are fully-vested and exercisable.  A summary of outstanding balances at January 1, and September 30, 2007 is as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Options	exercise price	Remaining contractual life	Value

Outstanding at January 1, 2007	385,000	$1.10	5.65	$0
Options granted	70,000	$0.75	9.37	$0

Outstanding at September 30, 2007	455,000	$1.05	6.22	$0

The fair value of options and warrants granted to purchase the Company’s common stock were estimated on the date of the grant using the Black Scholes option pricing model with the following assumptions used for the 2007 grants:

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

GENERAL

FastFunds Financial Corporation (“FFFC”) is a holding company and through January 31, 2006 operated primarily through its wholly-owned subsidiary Chex Services, Inc. (“Chex”).  As disclosed in the December 31, 2006 10-K, FFFC also has several other non-operating wholly-owned subsidiaries.  FFFC and its subsidiaries are referred to as (the “Company”).  The Company is an equity investee of Hydrogen Power, Inc. (“HPI”), a public company, formerly known as Equitex, Inc.  As of September 30, 2007, HPI owns approximately 48% of the Company’s outstanding common stock.

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

RETURN OF COMPANY COMMON STOCK FROM PARENT:

On January 2, 2007, pursuant to the terms of a Redemption, Stock, Sale and Release Agreement (the “Redemption Agreement”) by and between HPI and the Company, the Company (i) redeemed 8,917,344 shares of FFFC’s common stock held by HPI, (ii) acquired from HPI an aggregate of 5,000 shares of common stock of Denaris Corporation, a Delaware corporation (“Denaris”), (iii) acquired from HPI an aggregate of 1,000 shares of common stock of Key Financial Systems, Inc., a Delaware corporation (“Key Financial”), and (iv) acquired from HPI an aggregate of 1,000 shares of common stock of Nova Financial Systems, Inc., a Delaware corporation (“Nova Financial”).  Denaris was a majority owned subsidiary of HPI, and Key Financial and Nova Financial were wholly owned subsidiaries of HPI.  Denaris, Key Financial and Nova Financial do not have significant operations.  The shares of common stock of each entity transferred by HPI pursuant to the Redemption Agreement constituted all of HPI’s holdings in each entity.  In consideration of the redemption and acquisition of the shares of Denaris, Key Financial and Nova Financial, FFFC released HPI from all outstanding payment obligations of HPI to the Company, which totaled $5,814,617 and HPI released the Company from all payment obligations of the Company to HPI, which totaled $2,151,572.  Due to the related party nature of the transaction, the Company accounted for the difference between the consideration received and the consideration given up as a capital transaction, which increased additional paid-in capital by $1,227,019.

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2006, 2005 and 2004.  The financial statements presented for the three and nine months ended September 30, 2007 and 2006 include FFFC and its wholly-owned subsidiaries, which primarily reflect the operations of Chex through the date of the Asset Sale.

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

The Company’s financial statements for the nine months ended September 30, 2007 and the year ended December 31, 2006 have been prepared on a going concern basis, which contemplates the realization of its remaining assets and the settlement of liabilities and commitments in the normal course of business.  The Company has incurred significant losses since its inception and has a working capital deficit of approximately $4,081,000, and an accumulated deficit of approximately $13,900,000 as of September 30, 2007.  Moreover, it presently has no ongoing business operations or sources of revenue, and little available resources with which to obtain or develop new operations.

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

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2007, net cash used in operating activities was $486,720 compared to $3,732,318 for the nine months ended September 30, 2006.  Net loss was $1,746,544 for the nine months ended September 30, 2007 compared to $724,438 for the nine months ended September 30, 2006. The net loss in the current period includes non-cash expenses of approximately $1,095,500.  The non-cash expenses are $563,420 of costs associated with the issuance of common stock, warrants and options, $328,993 of costs related to expenses associated with debt extinguishment and $203,115 of depreciation and amortization and non-cash interest expense.  The 2006 net loss was a result of the gain on the Asset Sale of $4,145,835 offset by deferred income taxes of $359,000, costs of $1,121,000 related to expenses associated with debt extinguishment and other operating losses of $3,390,273.

Net cash provided by investing activities for the nine months ended September 30, 2007 was $177,363 compared to $12,873,245 for the nine months ended September 30, 2006. Net cash provided by investing activities for the nine months ended September 30, 2007 was a result of payments received on notes and interest receivable of $225,000, advances made on notes receivable of $50,000 and cash and cash equivalents of $2,363 acquired pursuant to the transaction of the Redemption Agreement.  Net cash provided by investing activities for the nine months ended September 30, 2006, was primarily attributable to the net proceeds received on the Asset Sale of $12,712,784, of which $5,000,000 was loaned to HPI.

Net cash provided by financing activities for the nine months ended September 30, 2007 was $256,816 compared to net cash used in financing activities of $15,480,272 for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, the Company received net proceeds of $266,400 on the issuance of notes payable.  The significant activity for the nine months ended September 30, 2006 included the Company receiving proceeds of $400,000 on the issuance of notes payable and utilizing the proceeds from the Asset Sale, the Company repaid checks issued in excess of cash balances, notes payable and long-term debt totaling $15,900,528.

For the nine months ended September 30, 2007, cash and cash equivalents decreased by $52,541 compared to a decrease in cash and cash equivalents of $6,339,345 for the nine months ended September 30, 2006.  Ending cash and cash equivalents at September 30, 2007 was $649 compared to $1,933,908 at September 30, 2006.

We have limited cash and cash equivalents on hand and need to raise funds to continue to be able to support our operating expenses and to meet our other obligations as they become due.  Sources available to us that we may utilize include the sale of our or HPI’s equity securities, as well as the exercise of outstanding options and warrants, which may cause dilution to our stockholders.

REVENUES

Total revenues for the three and nine months ended September 30, 2007 were $21,103 and $69,373 compared to $0 and $2,192,382 for the three and nine months ended September 30, 2006.  Revenues in the current period consist of credit card income on Nova’s remaining portfolio.  Effective January 31, 2006, the Company sold substantially all of its operating assets and accordingly, the nine month results from 2006 reflect fees from providing financial services of $1,714,882, as well as $477,500 of fees received under the TSA from the buyer of the assets.

OPERATING EXPENSES

Operating expenses for the three and nine months ended September 30, 2007 are primarily comprised of expenses related to third party servicing fees of Nova’s remaining credit card portfolio.  FFFC operating expenses for the nine months ended September 30, 2006 were $1,213,074, which primarily consisted of fees to casinos, processing fess and salaries and benefits.

CORPORATE OPERATING EXPENSES

Corporate operating expenses for the three and nine months ended September 30, 2007 were $407,294 and $1,187,813, respectively and for the three and nine months ended September 30, 2006 were $394,712 and $3,431,110, respectively.  The expenses were comprised of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Salaries and benefits	$12,918	$(8,764)	$39,151	$468,891
Stock-based compensation	150,000	-	563,420	355,000
Accounting, legal and consulting	156,837	235,007	415,007	937,877
Travel and entertainment	1,754	17,520	8,358	63,607
Advertising	-	-	-	3,446
Depreciation and amortization	2,826	1,846	8,478	342,489
Provision for valuation allowances	-	-	-	484,054
Other	82,959	149,103	153,399	775,746

	$407,294	$394,712	$1,187,813	$3,431,110

For the three and nine months ended September 30, 2007, corporate operating expenses are primarily related to FFFC. For the nine months ended September 30, 2006, corporate operating expenses were related to both  FFFC, as well as Chex’s Minneapolis administrative office which through January 31, 2006, supported the operating locations and was closed on May 31, 2006.

Salaries and benefits decreased significantly for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006 period primarily as a result of the elimination of the Minneapolis administrative staff during the second quarter of 2006.  As of May 31, 2006, the Company vacated that office and will not be incurring any future staffing costs related to the Chex operations.  Currently, the Company has one salaried employee.

Stock based compensation expense for the three and nine months ended September 30, 2007 was $150,000 and $563,420 and primarily consists of the amortization of common stock, options and warrants issued related to guaranty fees and other costs related to the Restructured Notes.  Stock based compensation for the nine months ended September 30, 2006 was from the issuance, of 436,206 warrants to purchase the Company’s common stock at $1.00 per share, valued at $355,000 under the Black-Scholes option pricing model.

Accounting, legal and consulting expenses decreased significantly for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006. The decrease for the nine months ended September 30, 2007 was primarily as a result of decreases in consulting and professional fees of $372,380 and $112,984, respectively.  The 2006 consulting costs related to costs associated with refinancing investor notes were comprised of $134,972 of cash and $152,407 of HPI common stock.  FFFC has consulting agreements with two officers who provide various consulting services to the Company. These continuing agreements require the Company to pay approximately $15,000 per month.

Travel and entertainment expense decreased for the three and nine months ended September 30, 2007 compared to September 30, 2006 primarily as a result of the elimination of travel associated with the closure of the Company’s Minneapolis office in the second quarter of 2006.

Other costs included in corporate operating expenses decreased for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006. The decrease for the nine months ended September 30, 2007 was a result of expenses incurred in 2006 that did not occur in 2007 related to the closure of the Minneapolis office.

OTHER INCOME (EXPENSE)

Other expenses, net for the three and nine months ended September 30, 2007 were $149,644 and $531,243 compared to $7,328 and $2,052,798 for the three and nine months ended September 30, 2006.  Included in other expenses for the three and nine months ended September 30, 2006 is the $100,000 and $1,121,000, respectively,  of expenses recognized on debt extinguishment.  Interest expense for the three and nine months ended September 30, 2007 and 2006 is summarized as:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Beneficial conversion features				$586,521
HPI $5 million note payable				17,533
Notes payable to individual investors	$82,372	$59,086	$223,997	443,001
Amortization of deferred loan costs and note discounts	49,529		119,038	242,377
Warrants issued				73,882

	$131,901	$59,086	$343,035	$1,363,314

Interest income decreased to $57,363 for the nine months ended September 30, 2007 from $431,516 for the nine months ended September 30, 2006.  The decrease for the nine months ended September 30, 2007 was due primarily to the interest income of approximately $275,000 on cash balances in 2006 as a result of the proceeds from the Asset Sale, as well as approximately $149,000 recorded on the $5.0 million HPI Note issued in March 2006.  The 2007 interest income is primarily comprised of approximately $54,575 received from Paymaster Jamaica.  Also included in other expenses for the nine months ended September 30, 2007, was approximately $245,000 of costs pursuant to a settlement agreement whereby the Company guaranteed the price on 180,000 shares of HPI common stock issued as payment to the convertible notes payable holders.  The settlement terms stipulate a registration rights penalty clause and a price protection clause whereby the Company must reimburse the former debt holders if the market price of the HPI common stock issued to them in the settlement is below $4.00 per share at the time they sell the stock.  As a result, the Company has recorded a derivative liability of approximately $648,000 at September 30, 2007 representing the difference between the market value of the shares issued as of September 30, 2007 and the $4.00 stated in the settlement agreement.

INCOME TAX EXPENSE

Income tax expense for the nine months ended September 30, 2006 was $365,673.  The 2006 amount is primarily related to $359,000 the Company recorded as deferred income tax expense as a result of the Asset Sale in January 2006.  This expense represents the use of HPI’s net operating losses, as the Company does not have sufficient loss carryforwards available to offset the total taxable gain on the Asset Sale.  Income tax expense for the three and nine months ended September 30, 2007 was $75,000 and $44,084, respectively.  The 2007 amount is primarily related to alternative minimum taxes due of $75,000 offset by refunds received from various state tax returns.

CONTRACTUAL OBLIGATIONS

No material changes outside the ordinary course of business during the quarter ended September 30, 2007.

CRITICAL ACCOUNTING POLICIES

Accounting for our Marketable Equity Securities

We classify all of our cash equivalents and short-term investments that are free of trading restrictions, or become free of trading restrictions within one year, as “available-for-sale.”  We carry these investments at fair value, based on quoted market prices, and unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity.  Realized gains and losses are recognized when realized on our consolidated statements of income.  We have a policy in place to review our equity holdings on a regular basis to evaluate whether or not each security has experienced an other-than-temporary decline in fair value.  Our policy includes, but is not limited to, reviewing the Company’s cash position, earnings/revenue outlook, stock price performance over the past nine months, liquidity and management/ownership.  If we believe that an other-than-temporary decline exists in one of our marketable equity securities, it is our policy to write down these equity investments to the market value and record the related write-down as an investment loss on our consolidated statements of income.

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

The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiary are exposed relate to the market prices of common stock of HPI and the Company. The Company has only fixed rate debt at September 30, 2007 and December 31, 2006.

	September 30,	December 31,
	2007	2006

Available-for-sale-securities (1)	$618,000	$-
Derivative liabilities (2,3)	727,840	461,521
Convertible debentures (3)	137,500	50,000

	$1,483,340	$511,521

(1)
Available-for-sale-securities are comprised of 1,546,036 shares of HPI common stock.  At September 30, 2007, the market value of the common stock was $0.40 per share.  If the market price of the HPI common stock declines, it could reduce the fair value of the shares of common stock.

(2)
The Company has given a price guaranty under certain circumstances to former noteholders on the value of 180,000 shares of HPI common stock they received in a settlement of $4.00 per share.  At September 30, 2007, the common stock had a market value of $0.40 per share.  Accordingly, as of September 30, 2007 the Company has recorded a liability of $648,000, and an expense of $198,000 for the nine months ended September 30, 2007.  These amounts may increase in the future if the market price of the HPI common stock declines.

(3)
Convertible debentures exclude $16,025 and $20,419 of discounts at September 30, 2007 and December 31, 2006, respectively.  The debentures are convertible at 75% of the average closing bid price per share of the Company’s common stock for the twenty days immediately proceeding the date of conversion.  As of September 30, 2007, $79,840 is included in derivative liabilities.  This amount can increase if there is a decrease in the market price of the Company’s common stock.

ITEM FOUR
DISCLOSURE CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Acting Chief Executive Officer (the "CEO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO has concluded that as of September 30, 2007 disclosure controls and procedures, as were effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in application SEC rules and forms except as noted below. There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

FastFunds Financial Corporation
(Registrant)

Date: November 14, 2007	By: /s/ Barry Hollander
Barry Hollander
Acting Chief Executive Officer
Principal Executive Officer and
Principal Accounting Officer