Form 10-K
period 2007-12-31
FASTFUNDS FINANCIAL CORP
filed 2008-04-15
CIK 779956

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: DECEMBER 31, 2007

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For transition period from _____ to _____.

Commission File Number: 000-33053

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,739,166 based on the last sale price of the Registrant's common stock as of the last business day of the Registrants’ most recently completed second fiscal quarter, ($0.51 per share as of June 30, 2007) as reported on the Over-the-Counter Bulletin Board.

The Registrant had 8,174,342 shares of common stock outstanding as of April 11, 2008.

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

FastFunds Financial Corporation (“FastFunds”, “FFFC” or the “Company”) is a holding company, organized in Nevada in 1985, formerly operating through its wholly owned subsidiary Chex Services, Inc. (“Chex”).  Chex is a Minnesota corporation formed in 1992, and prior to the Asset Sale described and defined in the paragraph below, provided financial services, primarily check cashing, automated teller machine (ATM) access and credit and debit card advances, to customers predominantly at Native American owned casinos and gaming establishments.  FastFunds previously existed under the name “Seven Ventures, Inc.”  On June 7, 2004, a wholly owned subsidiary of Seven Ventures, Inc. merged with and into Chex (the "Merger”).  In the Merger, Hydrogen Power, Inc. (“HPI”), exchanged its 100% ownership of Chex for 7,700,000 shares of the Company’s common stock; representing approximately 93% of the Company’s outstanding common stock immediately following the Merger.  On June 29, 2004, the Company changed its name to FastFunds Financial Corporation.

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

HPI currently holds 3,500,000 shares of FastFunds common stock, constituting approximately 47% of our outstanding capital stock. So long as HPI holds 10% or more of the outstanding equity or voting interest in the Company, HPI has agreed to vote their shares of our capital stock in the same manner and proportion as other stockholders of the Company vote their shares. As of March 31, 2008, we held 1,541,858 shares of HPI common stock, constituting approximately 5.2% of HPI common stock.  Pursuant to the Redemption Agreement, the Company and HPI each provided the other certain registration rights relating to the common stock of such party held by the other party.

On January 18, 2008, the Company filed a complaint in the Superior Court of Washington in King County (the “Superior Court”). The complaint was filed by FastFunds Financial Corporation, Daniel Bishop, Barbara M. Schaper, HF Services LLC, VP Development Corporation, and Gulfstream Financial Partners, LLC (collectively, the “Plaintiffs”) against Dilbagh Singh Gujral, Ricky Gurdish Gujral, Virendra Chaudhary, Gurinder Dilawari, Global Hydrofuels Technology, Inc. (“GHTI”) and Hydrogen Power, Inc. (collectively, the “Defendants”).

Messrs. Chaudhary and Dilawari are directors of HPI. GHTI is the majority shareholder of HPI. Ricky Gurdish Gujral is the former chief executive officer of HPI. The complaint alleges fraud, misappropriation of corporate opportunity and breach of fiduciary duty by the Defendants relating to the merger of Equitex, Inc. and Hydrogen Power, Inc., the Sublicense Agreement with GHTI, and payments to Ricky Gurdish Gujral. The complaint seeks the appointment of a receiver to take possession of the property and assets of the Company and to manage and operate the Company pending completion of the action. The complaint also seeks damages in the excess of $500,000, exemplary damages, attorney’s fees plus interest and costs and any other relief the court finds just and proper.  On January 25, 2008, the Superior Court appointed a receiver of HPI with respect to HPI’s assets.  On March 11, 2008, Lenders (Note 7) notified the court and the receiver that they were initiating foreclosure proceedings on HPI.  The amount claimed by the Lender is approximately $561,000.

On January 29, 2008, FFFC announced that it executed a new non-binding letter of intent to acquire Industrial Systems, Inc. ("ISI"). ISI, founded in 1991 and based in Delta, Colorado, provides turn-key engineering procurement and construction services to the mining, energy and natural resources industries throughout the United States. The letter of intent calls for FFFC to acquire 100% of the outstanding securities of ISI in an all stock tax-free exchange. While specific details are being negotiated as part of a definitive agreement, terms of the letter of intent call for the existing stockholders of ISI to own approximately 65% of the Company's common stock at closing of the transaction, with the potential to earn an estimated additional 6% based on post-closing incentives. Completion of the transaction is subject to FFFC having no liabilities on its balance sheet unless mutually agreed upon, as well as further due diligence by each party, negotiation and execution of a definitive agreement, and other customary pre-closing conditions, and is anticipated to occur during the quarter ending June 30, 2008.  If consummated, this transaction would likely be accounted for as public shell merger or a reverse acquisition with the Company being treated for accounting purposes as the accounting acquiree.

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

RISKS ASSOCIATED WITH OUR COMPANY AND HISTORY:

We have no operating business and therefore no revenues.  We have also posted significant losses in each of the past two fiscal years.

In January 2006, we sold substantially all of our operating business, owned by Chex, to Game Financial Corporation.  The Company currently has no operating business and therefore little or no revenues.  In addition, we have posted significant losses in each of our past two fiscal years including $3,912,298 for the year ended December 31, 2007 and $1,409,680 for the year ended December 31, 2006.  As a result, any investment in the Company must be considered purely speculative.

The Company’s balance sheet contains certain notes payable, which are currently in default/were due February 28, 2008.

Chex previously relied on promissory notes (the “Notes”) issued to private investors to provide operating capital for its business.  As of December 31, 2007, the balance of the Notes was $2,098,000.  The Company renewed $283,000 of the Notes on the same terms and conditions as previously existed.  In April 2007 the Company, through a financial advisor, restructured $1,825,000 of the Notes (the “Restructured Notes”).  The Restructured Notes carry a stated interest rate of 15% and matured on February 28, 2008.  The Company has not paid the interest on the Notes since June 30, 2007 and did not repay the Notes on their maturity date and does not currently have sufficient capital to repay the Notes.  In January 2008, the Company received a complaint from the financial advisor (acting as agent to the holders of the Restructured Notes) and the holders of the Restructured Notes.  The claim is seeking $1,946,250 plus per diem interest beginning January 22, 2008 at the rate of twenty percent (20%) per annum, plus $37,000 due the financial advisor for unpaid fees.

Chex is a guarantor of certain debt of HPI, and the Company’s entire investment in Chex (i.e., its ownership of all outstanding Chex stock) is subject to a security interest securing such obligation.  Furthermore, all of the assets of Chex are subject to a security interest for the same debt.

In March 2004, HPI closed on $5 million of debt financing and issued convertible promissory notes in that principal amount to two financial institutions (the “Lenders”).  The proceeds from the promissory notes were immediately thereafter loaned to Chex.  The promissory notes are collateralized, among other things, by all of the assets of Chex, and by the 3,500,000 shares of Company common stock owned by HPI.  In conjunction with the Asset Sale, the holders of the promissory notes consented to the sale of certain assets that secured their notes.  In contemplation of the Redemption Agreement described above, on December 29, 2006, HPI and the Company obtained the consent of the Lenders to complete the transactions contemplated by the Redemption Agreement. Contemporaneously with receipt of the consent, HPI and the Company entered into a Note and Security Amendment Agreement dated December 29, 2006 with the Lenders, pursuant to which it was agreed to amend certain terms of the Convertible Promissory Note dated March 8, 2004 in favor of Lenders in the principal amount of $5,000,000 to increase the interest rate applicable to the Convertible Promissory Notes from 7% per annum to 10% per annum and the default interest rate from 10% to 13%.  Accordingly, if HPI defaults on the obligations specified under the promissory notes, and if Chex cannot cure such defaults, the Company’s remaining assets could be lost.

We will require additional financing to complete our proposed merger with ISI, but we are uncertain whether such financing will be available to us.

We will require additional capital to continue or to expand our business plans.  We have identified a potential candidate business with which to merge, however, we cannot be certain that business will have revenues from operations that will generate cash flow sufficient to finance our operations and growth thereafter.  In addition, we will require additional financing to complete the potential merger, to eliminate our current debt, or for working capital purposes to operate our business both now, and in the future, including any operations following a successful acquisition, if any.

Additional financing could be sought from a number of sources, including but not limited to additional sales of equity or debt securities, or loans from banks, other financial institutions or affiliates of the Company.  If additional funds are raised by the issuance of our equity, then the ownership interest of our existing stockholders will be diluted.  If additional funds are raised by the issuance of debt or other equity instruments, we may become subject to certain operational limitations (i.e., negative operating covenants), and such securities may have rights senior to those of the holders of our existing common stock.  It is also possible that financing will not be available to us on terms acceptable to us, if at all.  If adequate funds are not available on acceptable terms, we may be unable to fund our business including the potential acquisition of an operating company.

There are currently outstanding securities convertible into or exchangeable for an aggregate of 4,204,280 shares of our common stock which, if converted or exchanged, will substantially dilute our existing stockholders.

The Company currently has outstanding notes and securities convertible into or exchangeable for an aggregate of 4,204,280 shares of common stock under certain conditions.  In addition, the effective conversion and exercise prices of such securities significantly lower than the current market value of our common stock.  If these securities are converted into or exchanged for common stock, their issuance would have a substantial dilutive effect on the percentage ownership of our current stockholders.  These securities consist of:  (i) outstanding warrants to purchase an aggregate of 189,000 shares of our common stock at a purchase price of $0.10 per share, which were originally issued to HPI in connection with the Merger; (ii) options to purchase 455,000 shares of our common stock at an average purchase price of $1.05 per share; and (iii) warrants to purchase an aggregate of 3,560,280 shares of our common stock at a weighted average purchase price of $0.95 per share.

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

ITEM 3. LEGAL PROCEEDINGS.

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters may have a material adverse impact either individually or in the aggregate on our consolidated results of operations, financial position or cash flows.

In January 2008 we and three guarantors received a complaint filed by Grace Capital, LLC (as agent) and individual noteholders in the Fourth Judicial District in the County of Hennepin, in the State of Minnesota.  The complaint seeks payment of principal and interest of $1,946,250 as of January 22, 2008, plus default per diem interest at the rate of twenty percent (20%) per annum and $37,000 for unpaid fees to Grace Capital, LLC.

Pursuant to the terms of Asset Sale, we owed Game Financial Corporation ("Game") approximately $300,000.  The parties agreed to settle the balance due for $275,000.  We didn't make any payments as sitpulated in the settlement, and subsequently Game filed a complaint against us.  We have agreed to a judgement of $275,000 plus interest and attorney fees for a total of $329,146.

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

Quarter Ended	High	Low
2007
March 31, 2007	$0.97	$0.46
June 30, 2007	$0.80	$0.40
September 30, 2007	$0.57	$0.26
December 31, 2007	$0.57	$0.13

Quarter Ended	High	Low
2006
March 31, 2006	$1.04	$0.83
June 30, 2006	$1.10	$0.60
September 30, 2006	$0.60	$0.30
December 31, 2006	$0.70	$0.22

(b)	Holders.

The number of record holders of our common stock as of March 31, 2008 was 140 according to our transfer agent. This figure excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name.

(c)	Dividends.

FastFunds has not declared nor paid cash dividends on our common stock during the previous two fiscal years, nor do we anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings to fund our limited operations.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

We have the following securities authorized for issuance under our equity compensation plans as of December 31, 2007, including options outstanding or available for future issuance under our 2004 Stock Option Plan.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan
	(a)	(b)	(c)

Equity compensation plans not approved by security holders	455,000	$ 1.05	1,345,000

Total	455,000	$ 1.05	1,345,000

(e)	Performance graph

TOTAL RETURN TO STOCKHOLDERS
(Assumes $100 investment on 12/31/2002)
Dollars
1600
1400
1200
1000
800
600
400
200
0
12/31/2002
12/31/2003
12/31/2004
12/31/2005
12/31/2006
12/31/2007
FastFunds Financial Corporation
Nasdaq Financial
Nasdaq Composite

Total Return Analysis
	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
FastFunds Financial Corporation	$100.00	$20.00	$1,442.86	$302.86	$157.14	$120.00
Nasdaq Financial	$100.00	$128.10	$144.20	$144.01	$159.30	$143.79
Nasdaq Composite	$100.00	$150.01	$162.89	$165.13	$180.85	$198.60
Source: CTA Integrated Communications www.ctaintegrated.com (303) 665-4200. Data from ReutersBRIDGE Data Networks

Recent Sales of Unregistered Securities

For each of the following transactions, we relied upon the exemptions from registration provided by Sections 4(6) or 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder based upon (i) representations from each investor that it was an accredited or sophisticated investor with experience in investing in securities such that it could evaluate the merits and risks related to our securities; (ii) the fact that no general solicitation of the securities was made by us; (iii) representations from each investor that it was acquiring the securities for its own account and not with a view towards further distribution; (iv) the fact that the securities issued were “restricted securities” as that term is defined under Rule 144 promulgated under the Securities Act; (v) the fact that we placed appropriate restrictive legends on the certificates representing the securities; and (vi) the fact that prior to completion of the transaction, each investor was informed in writing of the restricted nature of the securities, provided with all information regarding FastFunds and were given the opportunity to ask questions of and receive additional information from us regarding our financial condition and operations.  During the quarter ended December 31, 2007 there were no shares of our common stock issued.

In February 2008 the Company issued 842,835 shares of our common stock upon the conversion of $137,500 of convertible debentures and unpaid interest of $14,842.  The shares were issued at a conversion price of approximately $0.18 per share pursuant to the debenture agreement.

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

	2007	2006	2005	2004	2003

Revenues	$91,587	$2,192,382	$18,531,141	$15,233,735	$18,100,788
Location gross margin	32,814	992,197	4,755,134	3,942,225	5,390,552
Corporate operating
Expenses	2,055,420	3,680,045	6,496,681	6,752,919	4,605,327
Gain on sale of net
operating assets of
Subsidiary		4,145,835
Other expenses	1,889,692	2,010,754	3,143,294	1,455,411	1,103,215

Net loss	(3,912,298)	(1,409,680)	(5,906,347)	(4,787,994)	(504,990)
Basic and diluted net
loss per share	(0.54)	(0.09)	(0.56)	(0.54)	(0.07)

Total assets	617,087	220,164	19,939,846	22,714,759	22,853,342
Total long-term
Liabilities	-	-	4,506,331	3,044,016	37,243

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2007, 2006 and 2005. The financial statements presented for the year ended December 31, 2007, 2006 and 2005 include FastFunds, Chex, Collection Solutions and FastFunds International Limited. Key, Nova and Denaris are included beginning January 2, 2007.

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

The Company’s financial statements for the year ended December 31, 2007 have been prepared on a going concern basis, which contemplates the realization of its remaining assets and the settlement of liabilities and commitments in the normal course of business.  The Company has incurred significant losses since its inception and has a working capital deficit of $4,596,454, and an accumulated deficit of $16,065,512 as of December 31, 2007.  Moreover, it presently has no ongoing business operations or sources of revenue, and little available resources with which to obtain or develop new operations.

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

On January 29, 2008, FFFC announced that it executed a new non-binding letter of intent to acquire Industrial Systems, Inc. ("ISI"). ISI, founded in 1991 and based in Delta, Colorado, provides turn-key engineering procurement and construction services to the mining, energy and natural resources industries throughout the United States. The letter of intent calls for FFFC to acquire 100% of the outstanding securities of ISI in an all stock tax-free exchange. While specific details are being negotiated as part of a definitive agreement, terms of the letter of intent call for the existing stockholders of ISI to own approximately 65% of the Company's common stock at closing of the transaction, with the potential to earn an estimated additional 6% based on post-closing incentives. Completion of the transaction is subject to FFFC having no liabilities on its balance sheet unless mutually agreed upon, as well as further due diligence by each party, negotiation and execution of a definitive agreement, and other customary pre-closing conditions, and is anticipated to occur during the quarter ending June 30, 2008.  If consummated, this transaction would likely be accounted for as public shell merger or a reverse acquisition with the Company being treated for accounting purposes as the accounting acquiree.

(a)	Liquidity and Capital Resources

For the year ended December 31, 2007, net cash used in operating activities was $521,988 compared to $4,145,264 for the year ended December 31, 2006.  Due to the Asset Sale in January 2006, location gross margin decreased approximately $959,383 for the year ended December 31, 2007 compared to the prior year.  Net loss for the year ended December 31, 2007 was $3,912,298 compared to a net loss of $1,409,680 for the year ended December 31, 2006.  The significant activity in the net loss in 2007 includes the permanent impairment of the HPI common stock of $1,206,000, stock based compensation expense of $912,551, interest expense of $495,486 and $245,571 and $240,630 of debt restructuring charges and depreciation and amortization, respectively.  The significant activity in the net loss for the year ended December 31, 2006 is the result of the gain on the Asset Sale of $4,145,835, offset by deferred income taxes of $851,000, other expenses of $2,010,754 and other operating losses of $2,693,761.  Non-cash adjustments to the net loss for the year ended December 31, 2007 was $2,299,761 and included $1,206,000 for the permanent impairment of the HPI common stock, $912,551 for stock based compensation expense, $240,630 of depreciation and amortization, deferred income taxes of $75,000 and $64,711 of other non-cash expenses.  Non-cash adjustments to the net loss for the year ended December 31, 2006 were approximately $3,437,000 and consisted primarily of $1,237,000 of non-cash expenses related to debt extinguishment costs, non-cash interest expense of $765,000, depreciation and amortization of $602,000, provision for losses including bad debt expense of $478,000 and stock-based compensation of $355,000.

Cash provided by investing activities for the year ended December 31, 2007 was $207,363 compared to $12,803,245 for the year ended December 31, 2006.    Net cash provided in 2007 was the result of $255,000 received in payments on notes and interest receivable, offset by $50,000 in notes issued.  Net cash provided by investing activities for the year ended December 31, 2006, was attributable to the net proceeds on the Asset Sale of $12,642,784 and $160,461 received in payments on notes receivable.  Net cash used in investing activities for the year ended December 31, 2005 was the result of purchases of property and equipment of $729,077, advances made on notes receivable of $86,073, reduced by payments received on notes receivables of $813,063.

Cash provided by financing activities for the year ended December 31, 2007 was $261,914 compared to cash used of $16,878,044 for the year ended December 31, 2006.  The 2007 activity includes the Company receiving $323,172 upon the issuance of notes payable.  The Company also repaid $19,000 of convertible notes and notes payable and incurred deferred loan costs of $45,250.  The 2006 activity includes the Company receiving $450,000 upon the issuance of notes payable, as well as receiving $400 from repayments on parent company notes receivable.  The Company utilized such proceeds and the proceeds from the Asset Sale to repay notes payable and long-term debt of $9,593,497, convertible promissory notes of $1,012,500, advances of $5,424,769 to HPI and purchased 41,858 shares of HPI common stock for $192,299.

For the year ended December 31, 2007, net cash decreased $52,711 compared to $8,220,063 for the year ended December 31, 2006.  Ending cash at December 31, 2007, was $479 compared to $53,190 at December 31, 2006.

Other sources available to us that we may utilize include the sale of equity securities as well as the exercise of stock options and/or warrants, all of which may cause dilution to our stockholders. We may also be able to borrow funds from related and/or third parties.

Contractual obligations for future payments under existing debt and lease commitments at December 31, 2007, were as follows:

Contractual Obligation	Total	Less than one year	1-3 years	3-5 years	More than 5 years

Notes payable (1)	$2,324,672	$2,324,672	$ -
Convertible debentures (2)	137,500	137,500
Operating lease obligations	75,200	35,000	40,200

Total	$2,537,342	$2,497,172	$ 40,200

(1)
In April 2007 the Company, through a financial advisor, restructured $1,825,000 of the Notes (the “Restructured Notes”).  The Restructured Notes carry a stated interest rate of 15% and mature on February 28, 2008.  The Company is currently in default and the agent for the Restructured Notes and the Restructured noteholders has filed a claim against the Company seeking payment.

(2)	Convertible debentures exclude discounts of $5,223.

(b)	Results of operations.

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

Income Taxes, Deferred Taxes

The operations of the Company for periods subsequent to the acquisition of the Company by HPI (then known as Equitex) and through August 2004, at which time HPI’s ownership interest fell below 80% are included in consolidated federal income tax returns filed by HPI.  Subsequent to August 2004 and through January 29, 2006, the Company will file a separate return.  As of January 30, 2006, HPI’s ownership interest again exceeded 80% and the operations of the Company will be included in a consolidated federal income tax return from that date through October 29, 2006 when the ownership fell below 80%.  As of October 30, 2006, the Company will be filing separate income tax returns.  For financial reporting purposes, the Company’s provision for income taxes has been computed, and current and deferred taxes have been allocated on a basis as if the Company has filed a separate income tax return for each year presented.  Management assesses the realization of its deferred tax assets to determine if it is more likely than not that the Company's deferred tax assets will be realizable.  The Company adjusts the valuation allowance based on this assessment.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This statement, as it relates to financial assets and liabilities, is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  On February 12, 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Upon adoption, the provisions of SFAS No. 157 are to be applied prospectively with limited exceptions. The adoption of SFAS No. 157 is not expected to have a material impact on our Consolidated Financial Statements.

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

As of January 1, 2007, the Company also adopted SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The adoption of SFAS No. 155 did not have a material impact on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not adopt SFAS No. 159 on any individual instrument as of January 1, 2008.

In May 2007, the FASB issued FSP FIN No. 46R-7, "Application of FASB Interpretation No. 46(R) to Investment Companies." FSP FIN No. 46R-7 amends the scope of the exception to FIN No. 46R to state that investments accounted for at fair value in accordance with the specialized accounting guidance in the American Institute of Certified Public Accountants Audit and Accounting Guide, Investment Companies, are not subject to consolidation under FIN No. 46R. This interpretation is effective for fiscal years beginning on or after December 15, 2007.  The Company does not expect the adoption of FSP FIN No. 46R-7 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R is a revision to SFAS No. 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the “purchase accounting” method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS No.141R retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. The Company is currently evaluating the requirements of SFAS No. 141R.

The FASB also issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements” in December 2007.   This Statement amends ARB No. 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries.  Non-controlling interest will be reported as part of equity in the consolidated financial statements.  Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions.  Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings.  SFAS No. 160 is effective for periods beginning after December 15, 2008.  The Company is currently evaluating the requirements of SFAS No. 160.

The FASB also issued SFAS No. 161 “Disclosures about Derivatives Instruments and Hedging Activities” in March 2008.  This statement requires enhanced disclosure about an entities derivative and hedging activities and thereby improves the transparency of financial reporting.  This statement is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged.  The Company is currently evaluating the requirements of SFAS No. 161.

Results of operations

Results of continuing operations for the year ended December 31, 2007 vs. December 31, 2006

REVENUES

Total revenues for 2007 were $91,587 compared to $2,192,382 for 2006.  Revenues for the year ended December 31, 2007 consist of credit card income on Nova’s remaining credit card portfolio.  Effective January 31, 2006, the Company sold substantially all of its assets and accordingly, the prior year’s results reflect one-month of fees from providing financial services of $1,714,882, as well as $477,500 of fees received under the TSA from the buyer of the assets.

OPERATING EXPENSES

Operating expenses were $58,173 for the year ended December 31, 2007 compared to $1,200,185 for 2006.  The operating expenses for the year ended December 31, 2007 primarily consisted of expenses related to third party servicing fees of Nova’s remaining credit card portfolio.  Chex location expenses were $1,200,185 for 2006.  The expense is for one-month of activity as a result of the sale of substantially all of the assets that were generating revenues and their associated costs at January 31, 2006.

CORPORATE OPERATING (INCOME) EXPENSES

Corporate operating expenses for 2007 were $2,055,420 and $3,680,045 for 2006. The expenses were comprised of the following:

	2007	2006

Salaries and benefits	$52,069	$465,125
Stock-based compensation	912,551	355,000
Accounting, legal and consulting	552,154	1,102,345
Travel and entertainment	11,773	66,967
Advertising	-	3,446
Depreciation and amortization	11,304	351,710
Provision for valuation allowances and bad debt expense	-	478,184
Derivative liability expense (income)	368,499	(9,099)
Other	147,070	866,367

	$2,055,420	$3,680,045

Corporate operating expenses for 2006 include Chex’s Minneapolis administrative office which through January 31, 2006, supported the operating locations and was closed on May 31, 2006.

Salaries and related costs decreased significantly for 2007 compared to the year ended December 31, 2006 period primarily as a result of the elimination of the Minneapolis administrative staff during the second quarter of 2006. The Company had one fulltime employee for 2007.  As of May 31, 2006, the Company vacated that office and will not be incurring any future staffing costs related to the Chex operations.

Accounting, legal and consulting expenses decreased for the year ended December 31, 2007. The decrease for the year ended December 31, 2007 was primarily as a result of decreases in consulting fees of approximately $743,000, of which approximately $725,000 were for costs associated with the refinancing of investor notes. The 2006 consulting costs related to the refinancing were primarily comprised of $134,972 of cash, $224,215 of HPI common stock and the issuance of 436,206 FastFunds warrants to purchase common stock at $1.00 per share, valued at $355,000 under the Black-Scholes option pricing method. In addition, FFFC has entered into consulting agreements with a financial advisor and individuals who provide various consulting services to the Company. These continuing agreements require the Company to pay approximately $15,000 per month.  There were also decreases of approximately $145,000 and $47,000, respectively for professional fees and director fees for the year ended December 31, 2007 compared to the year ended December 31, 2006.

In 2006, the Company decreased the valuation allowance on a customer receivable that previously had been fully provided for as the Company negotiated a settlement with the customer for $275,000.  The Company received $135,000 in July 2006 and $140,000 was paid in January 2007. The valuation allowance on a related party receivable (including interest of $63,392) and a note receivable was increased by $268,392 and $50,000, respectively during the second quarter of 2006. Additionally, approximately $300,000 of bad debt expense related to the settlement of receiving $1.2 million shares of HPI common stock for amounts owed, and the write-off of a stock subscription receivable of $135,000 as part of a settlement.

Other costs included in corporate operating expenses decreased for the year ended December 31, 2007 compared to the year ended December 31, 2006.

Stock based compensation expense of $912,551 for the year ended December 31, 2007 consisted of the amortization of warrants issued related to guaranty fees and other costs related to the Restructured Notes and $39,151 related to options issued to directors and officers.  The expense for the year ended December 31, 2006 of $355,000 resulted from the issuance of 436,206 warrants to purchase shares of the Company’s common stock at $1.00 per share, valued at $355,000 under the Black-Scholes option pricing model.

OTHER INCOME (EXPENSE)

Other expense, net for the year ended December 31, 2007 was $1,889,692 compared to expenses of $2,010,754 for the year ended December 31, 2006.  Included in this for the year ended December 31, 2007 was loss on debt extinguishment costs of $245,571 compared to $1,236,949 for the year ended December 31, 2006.  Included in other expenses for the year ended December 31, 2006, was $670,000 of costs related to the extinguishment of convertible notes payable due from third parties in exchange for the issuance of 180,000 shares of parent company common stock. In addition, the Company recorded $493,067 of expense related to the settlement of $200,000 of convertible debt.  The settlement terms stipulate a registration rights penalty clause and a price protection clause whereby HPI must reimburse the former debt holders if the market price of the HPI common stock issued to them in the settlement is below $4.00 per share at the time they sell the stock.  As a result, the Company has recorded a liability of $493,067, of which $450,000 at December 31, 2006 represented the difference between the market value of the shares issued as of December 31, 2006 and the $4.00 stated in the settlement agreement, and costs incurred due to late registration of the 180,000 shares of common stock.  Due to the permanent impairment of the HPI common stock, the Company also expensed $1,206,000 for the year ended December 31, 2007.  Interest expense for the year ended December, 2007 and 2006 is summarized as:

	2007	2006

Beneficial conversion features	$168,236	$586,521
HPI $5 million note payable	-	17,533
Notes payable to individual investors	327,250	491,169
Amortization of note discounts	-	242,377
Other	-	501

	$495,486	$1,338,101

Interest income decreased to $57,365 for the year ended December 31, 2007 compared to $564,296 for the year ended December 31, 2006. The decrease for the year ended December 31, 2007 was due primarily to the interest income in 2006 of approximately $400,000 recorded on the $5.0 million HPI Note issued in March 2006 and interest income of $164,463 on cash balances during 2006.

INCOME TAX EXPENSE

There was no income tax expense recorded for the year ended December 31, 2007.  Income tax expense for the year ended December 31, 2006 was $856,913. The 2006 amount is primarily related to $851,000 the Company recorded as deferred income tax expense as a result of the Asset Sale in January 2006. This expense represents the use of HPI’s net operating losses, as the Company does not have sufficient loss carryforwards available to offset the total taxable gain on the Asset Sale.

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

CORPORATE OPERATING (INCOME) EXPENSES

Corporate operating expenses for 2006 were $3,680,045 and $6,496,681 for 2005. The expenses were comprised of the following:

	2006	2005

Salaries and benefits	$465,125	$1,897,250
Stock-based compensation	--	9,500
Accounting, legal and consulting	1,457,345	1,264,850
Travel and entertainment	66,967	336,479
Advertising	3,446	155,114
Depreciation and amortization	351,710	1,283,408
Provision for valuation allowances and bad debt expense	478,184	111,199
Other	857,268	1,438,881

	$3,680,045	$6,496,681

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

OFF BALANCE SHEET ARRANGEMENTS

None

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

The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed relate to interest rates on debt. The Company has only fixed rate debt. The Company has $2,462,172 (before certain discounts on notes) of debt outstanding as of December 31, 2007, of which $2,093,000 has been borrowed at fixed rates ranging from 10% to 15%. This fixed rate debt is subject to renewal quarterly or annually and was due February 28, 2008.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements are listed under Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Management of the Company is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as such term is defined in Rules 13a-15(f)).  Under the supervision and with the participation of Barry Hollander, our Acting Chief Executive Officer, we conducted an evaluation and effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”).  Based on this evaluation, our acting chief executive officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective such that the information relating to us required to be disclosed with our with the Securities and Exchange Commission (“SEC”) reports is (i) recorded, processed, summarized and reported within the time period specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our acting chief executive officer, as appropriate to allow timely decisions requiring timely disclosure.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherit limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth in "Internal Control - Integrated Framework", issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on this evaluation, our management concluded, as of December 31, 2007, our internal control over financial reporting was not effective based on those criteria.  The following material weaknesses were identified from our evaluation:

Due to the small size and limited financial resources, the Company’s administrative assistant and the acting chief executive officer are the only individuals involved in the accounting and financial reporting.  As a result, there is no segregation of duties in the accounting function, leaving all aspects of financial reporting and physical control of cash in the hands of the same individual, our acting chief executive officer. This lack of segregation of duties represents a material weakness.  We will continue periodically review our disclosure controls and procedures and internal control over financial reporting and make modifications from time to time considered necessary or desirable.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

(B). CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no other changes in our internal control over financial reporting that occurred during the last fiscal quarter of the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(a)(b)(c)	Identification of directors, executive officers and certain significant persons

Name	Age	Offices Held	Length of service

Henry Fong	71	Chairman	Since June 2004

Thomas B. Olson	42	Secretary	Since June 2004

Aaron A. Grunfeld	61	Director	Since June 2004

Barry Hollander	50	Acting Chief Executive Officer	Since January 2007

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

HENRY FONG
Mr. Fong became the Company’s chairman and chief executive officer upon the effectiveness of the Merger. In July 2004, Mr. Graham Newall was hired as the chief executive officer. Mr. Fong has served in a variety of roles for other public corporations. Mr. Fong has been the president, treasurer and a director of Equitex from its inception in January 1983 to January 2007. Mr. Fong has been president and a director of Equitex 2000, Inc. since its inception in 2001. Mr. Fong has been President and a Director of China Nuvo Solar Energy, Inc. since March 2002. China Nuvo Solar Energy, Inc. is an alternative energy company.,  that is  publicly traded. Mr. Fong has been president and a director of Inhibiton Therapeutics, Inc. since its inception in May 2004.  Inhibiton Therapeutics, Inc. is a publicly traded company performing research and development on new cancer therapies.  From December 2000 to January 2002, Mr. Fong was a director of Popmail.com, Inc., a publicly traded Internet marketing company. From 1959 to 1982 Mr. Fong served in various accounting, finance and budgeting positions with the Department of the Air Force. During the period from 1972 to 1981 he was assigned to senior supervisory positions at the Department of the Air Force headquarters in the Pentagon. In 1978, he was selected to participate in the Federal Executive Development Program and in 1981, he was appointed to the Senior Executive Service. In 1970 and 1971, he attended the Woodrow Wilson School, Princeton University and was a Princeton Fellow in Public Affairs. Mr. Fong received the Air Force Meritorious Civilian Service Award in 1982. Mr. Fong has passed the uniform certified public accountant exam. In March 1994, Mr. Fong was one of twelve CEOs selected as Silver Award winners in FINANCIAL WORLD magazine’s corporate American “Dream Team.”

THOMAS B. OLSON
Mr. Olson became the Company’s secretary upon the effectiveness of the Merger.  Mr. Olson also served as secretary of Equitex from January 1988 to April 2007, and has been a director of Chex since May 2002. Since March 2002, Mr. Olson has been the secretary of China Nuvo Solar Energy, Inc., a publicly traded alternative energy company. Mr. Olson has been Secretary of Equitex 2000, Inc. since its inception in 2001. Mr. Olson has been secretary of Inhibiton Therapeutics, Inc. since its inception in May 2004.  Inhibiton Therapeutics, Inc. is a publicly traded company performing research and development on new cancer therapies.  From August 2002 to July 2004, Mr. Olson was the secretary of El Capitan Precious Metals, Inc., a publicly traded company with ownership interest in a mining property. Mr. Olson has attended Arizona State University and the University of Colorado at Denver.

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

BARRY HOLLANDER
Mr. Hollander has been our Acting Chief Executive Officer since January 2007.  Mr. Hollander has been the chief financial officer of China Nuvo Solar Energy, Inc. since May 2002.  Mr. Hollander has been the chief financial officer of VP Sports since March 1999. From 1994 to 1999, Mr. Hollander was the chief financial officer of California Pro Sports, Inc., an in-line skate importer, marketer and distributor. In 1999 California Pro merged with Imaginon, Inc. Mr. Hollander has been in the sporting goods industry since 1980 in various accounting, senior management and executive positions. Mr. Hollander has a BS degree from Fairleigh Dickinson University and passed the uniform certified public accountant exam.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater-than-10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  We believe that during 2007, based solely on a review of the copies of such forms furnished to us during 2007 and written representations from the executive officers, directors and greater-than-10% beneficial owners of our common stock, have complied with all Section 16 filing requirements.

CODE OF ETHICS

We have adopted a Code of Ethics for our senior financial management, which includes our chief executive officer and chief financial officer as principal executive and accounting officers, that has been filed as an exhibit to this report.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Equity Compensation

Mr. Barry Hollander became Acting Chief Executive Officer in January 2007, filling a vacancy.  Prior to that appointment, Mr. Hollander was providing functions related to accounting, finance and general operations of the Company as a consultant.  Pursuant to the Board of Directors resolution, Mr. Hollander receives a management fee of $12,000 per month.

Cash Incentive Bonuses

We had no cash incentive bonus program in effect for 2007.

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

We currently have no benefit plan.

Summary Compensation Table

The following table sets forth information regarding compensation paid to our officers during the years ended December 31, 2007 and 2006:

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(i)	(j)
Barry Hollander (1) Acting Chief Executive Officer	2007 2006	$0 $0	$0 $0	$152,250 $144,000	$152,250 $144,000

(1)
Mr. Hollander became the acting chief executive officer on January 2, 2007 to fill a vacancy and received management fees of $152,250 during 2007. Mr. Hollander provided consulting services to the Company in 2006 and was paid $144,000.

Grant of Plan-Based Awards

None.

Outstanding Equity Awards at Fiscal Year-End Table

None.

	Option Awards					Stock Awards
Name	Number of Securities Under-lying Unexer-cised Options (#) Exer-cisable	Number of Securities Under-lying Unexer-cised Options (#) Unexer-cisable	Equity Incentive Plan Awards: Number of Securities Under-lying Unexer-cised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Securities That Have Not Vested (#)	Market Value of Securities That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Securities or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Securities or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Henry Fong	90,000	0	0	$0.75	2/29/2017	0	$0	0	$0

Option Exercises and Stock Vested Table

The following table shows the number of shares acquired upon exercise of options by each named executive officer during the year ended December 31, 2007 and the number of shares of restricted stock held by each named executive officer that vested during the year ended December 31, 2007.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)

Barry Hollander (1)	4,020	$0	0	$0

 (1) Mr. Hollander exercised 5,000 options to purchase common stock in a cashless exercise transaction, utilizing 980 options and acquired 4,020 shares of common stock of the Company.

Non-Qualified Deferred Compensation Plans

We have no non-qualified deferred compensation plans currently in effect.

Director Compensation

The following table shows the compensation earned by each of our non-officer directors for the year ended December 31, 2007.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
HenryFong	$25,000	0	$16,779	0	0	0	$41,779
Aaron Grunfeld	$25,000	0	$16,779	0	0	0	$41,779

(1) Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal  year ended December 31, 2007 in accordance with SFAS 123(R) of stock option awards, and may include amounts from awards granted in and prior to fiscal year 2007.  Assumptions used in the calculation of this amount for employees are identified in Note 2 to our annual financial statements for the year ended December 31, 2007 included elsewhere in this Annual Report.

In September 2005 the Board of Directors of the Company authorized a new compensation plan to all Directors of the Company, which includes the grant of 30,000 options to each director on an annual basis, as well as annual compensation of $25,000 to each director, to be paid in monthly installments.  In February 2007, the Board of Directors authorized the issuance of options to purchase 30,000 shares of common stock at $0.75 per share to each Messrs. Fong and Grunfeld.  Beginning with the monthly fee due September 1, 2006, the Board of Directors temporarily suspended the monthly payment and accordingly, at December 31, 2007, $81,239 is included in accrued liabilities representing the total amount that remains unpaid in the aggregate.  Additionally, members of the board of directors receive reimbursement for expenses incurred in attending board meetings or for other services related to their responsibilities as board members.

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

Members of our board of directors
Mr. Henry Fong
Mr. Aaron Grunfeld

Compensation Committee Report

For the year ended December 31, 2007, our board of directors did not formally review executive compensation primarily because our president and chief financial and operating officer were performing under employment agreements executed prior to the Merger. Our board of directors, in the absence of a formal compensation committee, intends to review executive compensation during the year ended December 31, 2007.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a)	Security Ownership of Certain Beneficial Owners and Security Ownership of Management.

The following table contains information at March 31, 2008, as to the beneficial ownership of shares of our common stock by each person who, to our knowledge at that date, was the beneficial owner of five percent or more of the outstanding shares of the class, each person who is a director or a named executive officer of the Company under the summary compensation table and all persons as a group who are current executive officers and directors, and as to the percentage of outstanding shares so held by them at March 31, 2008. The number of shares beneficially held is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Including the number of shares below does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of the shares.

Name and Address of Beneficial Owner	Shares of Common Stock Owned (1)	Shares of Common Stock Underlying Options (1)	Shares of Common Stock Underlying Warrants (1)	Total	Percentage of Common Stock Owned (2)

Hydrogen Power, Inc. 1942 Westlake Avenue Suite 1010 Seattle WA 98101	3,500,000	0	0	3,500,000	42.8%

Henry Fong 7315 E Peakview Ave Englewood CO 80111	148,725	90,000	800,000	1,038,725	11.5%

Aaron A. Grunfeld 10390 Santa Monica Blvd Fourth Floor Los Angeles CA 90025	0	90,000	48,000	138,000	1.7%

Barry Hollander 319 Clematis St #703 West Palm Beach FL 33401	28,546	0	0	28,546.3%

All officers and directors as a group (four persons)	206,212	210,000	848,000	1,264,212	13.7%

(1)            The beneficial owners exercise sole voting and investment power.
(2)            As of March 31, 2008, 8,174,342 shares of our common stock were outstanding.

(c)	Changes in control.

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

None.

Transactions with Directors

DIRECTOR INDEPENDENCE

Indebtedness of management.

Mr. James Welbourn, one of the Company’s directors (resigned January 2, 2007) has a note payable to the Company at December 31, 2007 in the amount of $354,166, which is presented as a reduction of stockholders’ equity in the Company’s balance sheet as of December 31, 2007.  In conjunction with the Asset Sale, the Company agreed to compensate the director $100,800 annually in consideration of a five year non-compete agreement and a release, whereby the director waived his right to future commissions that he was previously entitled to.  Such compensation is being applied to reduce the note payable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Sherb & Co. served as our independent registered public accounting firm for 2007.

GHP Horwath, P.C. served as our independent registered public accounting firm for 2006.

Audit Fees

Fees billed and expected to be billed by Sherb & Co. for audit and interim financial statement review services related to the year ended December 31, 2007 were approximately $41,000, which includes out-of-pocket costs incurred in connection with these services.

Fees billed and expected to be billed by GHP Horwath, P.C. for audit and interim financial statement review services related to the years ended December 31, 2007 and 2006 were approximately $25,000 and $95,000, respectively, which includes out-of-pocket costs incurred in connection with these services.

Audit-Related Fees

Fees billed by Sherb & Co. for audit-related services related to the years ended December 31, 2007 were approximately $0.

Fees billed by GHP Horwath, P.C. for audit-related services related to the years ended December 31, 2007 and 2006 were approximately $0 and $9,000, respectively.  Fees billed during the year ended December 31, 2006 related to services provided related to coordinating cash counts at casino locations in connection with the Company’s sale of the assets of Chex Services, Inc.

Tax Fees

Fees billed and expected to be billed by Sherb & Co. for tax return preparation services related to the year ended December 31, 2007 were approximately $0.

Fees billed by GHP Horwath, P.C. for tax return preparation services during the years ended December 31, 2007 and 2006 were approximately $48,000 and $1,000, respectively.

All Other Fees

The Company incurred no other fees to Sherb & Co. for 2007.

The Company incurred no other fees to GHP Horwath, P.C. for 2006.

Preapproval Policy

Pursuant to our Audit Committee Charter, before the accountant is engaged by us to render audit or non-audit services, our audit committee approves the engagement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	The following documents are filed as a part of this report immediately following the signature page.

                                                                                                            Page

1.	Financial Statements and Supplementary Data

Page
Report of Independent Registered Public Accounting Firm	F-1

Report of Independent Registered Public Accounting Firm	F-2

Consolidated financial statements:

Consolidated balance sheets - December 31, 2007 and 2006	F-3

Consolidated statements of operations - years ended December 31, 2007, 2006 and 2005	F-4

Consolidated statements of stockholders’ equity (equity deficiency) Years ended December 31, 2007, 2006 and 2005	F-5 – F-7

Consolidated statements of cash flows - years ended December 31, 2007, 2006 and 2005	F-8 – F-9

Notes to consolidated financial statements	F-10 – F-33

2.	Financial Statements Schedules.

Financial statements and exhibits – Schedule 11, Valuation and Qualifying Accounts, is omitted because the information is included in the consolidated financial statements and notes.

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

Date: April 14, 2008	FASTFUNDS FINANCIAL CORPORATION
(Registrant)
By /S/ BARRY HOLLANDER Acting Chief Executive Officer Principal Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 14, 2008	/S/ BARRY HOLLANDER
Barry Hollander, Acting Chief Executive Officer

Date: April 14, 2008	/S/ AARON A. GRUNFELD
Aaron A. Grunfeld, Director

Date: April 14, 2008	/S/ HENRY FONG
Henry Fong, Director

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firm	F-1 – F-2

Consolidated financial statements:

Consolidated balance sheets	F-3

Consolidated statements of operations	F-4

Consolidated statements of stockholders’ equity (equity deficiency)	F-5 – F-7

Consolidated statements of cash flows	F-8 – F-9

Notes to consolidated financial statements	F-10 – F-33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
FastFunds Financial Corporation

We have audited the accompanying consolidated balance sheet of FastFunds Financial Corporation and subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FastFunds Financial Corporation and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ SHERB & CO., LLP
Certified Public Accountant

Boca Raton, Florida
April 11, 2008

                                                                                                                                          F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
FastFunds Financial Corporation

We have audited the accompanying consolidated balance sheet of FastFunds Financial Corporation and subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity (equity deficiency) and cash flows for each of the years in the two-year period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FastFunds Financial Corporation and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GHP HORWATH, P.C.

Denver, Colorado
April 27, 2007

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

	2007	2006

ASSETS

Current assets:
Cash and cash equivalents	$479	$53,190
Accounts receivable, net of allowance of $150	216,591	-
Current portion of notes and advances receivable (Note 3)	170,000	140,000
Other current assets	4,213	12,727

Total current assets	391,283	205,917

Notes receivable (Note 3)	69,575	-
Property and equipment, net of accumulated depreciation of $79,799 (2007) and $68,495 (2006)	2,743	14,047
Deferred loan costs, net of accumulated amortization of $724,525	153,286	-
Intangible and other assets	200	200

	225,804	14,247

	$617,087	$220,164

LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

Current liabilities:
Checks issued in excess of cash in bank	$2,992	$-
Accounts payable	564,987	389,170
Due to HPI (Note 6)	75,000	2,151,572
Accrued expenses, including related parties $4,702 (2007) (Note 4)	835,274	630,774
Promissory notes and current portion of long-term debt (Note 5), including related
parties of $196,072 (2007)	2,324,672	2,108,000
Convertible debentures, net of discount of $5,223 (2007) and $20,419 (2006) (Note 5)	132,277	29,581
Derivative liabilities (Notes 5 and 7)	1,052,535	461,521

Total current liabilities	4,987,737	5,770,618

Commitments and contingencies (Notes 4, 5, 6 and 7)

Stockholders' equity deficiency (Note 9):
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding
Common stock, $.001 par value; 250,000,000 shares authorized; 16,248,851 shares (2007)
and 15,580,959 shares (2006) issued and 7,331,597 shares (2007) and
and 15,580,959 shares (2006) outstanding	16,249	15,581
Additional paid-in capital	16,580,624	19,655,226
Investment in HPI common stock	-	(6,801,204)
Notes, advances and interest receivable, related parties	(354,166)	(6,266,843)
Common treasury stock at cost; 8,917,344 shares	(4,547,845)	-
Accumulated deficit	(16,065,512)	(12,153,214)

Total stockholders' equity deficiency	(4,370,650)	(5,550,454)

	$617,087	$220,164

See notes to  consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005

Fee revenue, net	$91,587	$1,714,882	$18,531,141
Other income	-	477,500	-

Total revenue	91,587	2,192,382	18,531,141

Operating expenses:
Fees to casinos	-	546,196	6,458,907
Salaries and benefits	-	303,489	3,120,414
Selling, general and administrative	-	141,880	1,517,201
Processing fees	69,997	230,889	2,154,421
Returned checks (collected)	(26,565)	(22,269)	525,064
Other	15,341	-	-

Total operating expenses	58,773	1,200,185	13,776,007

Gross margin	32,814	992,197	4,755,134

Selling, general and administrative	1,686,922	2,902,049	5,560,765
Fair value adjustment of derivative liabilities	368,498	(9,099)
Amortization of intangible and other assets	-	308,911	925,916
Provision for (recovery of) losses and bad debt expense on related party
notes and interest receivable	-	568,184	(90,000)
(Recovery of) provision for losses and bad debt expense on note
receivable, other	-	(90,000)	100,000
Gain on sale of assets (Note 1)	-	(4,145,835)	-

(Loss) income from operations	(2,022,606)	1,457,987	(1,741,547)

Other income (expense):
Interest expense including related party interest of $4,702 (2007),
$693,905 (2006) and $388,384 (2005)	(495,486)	(1,338,101)	(3,530,698)
Loss on debt extinguishment and restructuring	(245,571)	(1,236,949)	-
Permanent impairment of HPI common stock	(1,206,000)	-	-
Interest income including related party interest of $2,790 (2007)
$399,658 (2006) and $386,953 (2005)	57,365	564,296	387,404

Total other expense	(1,889,692)	(2,010,754)	(3,143,294)

Loss before income taxes	(3,912,298)	(552,767)	(4,884,841)
Income tax expense (Note 8)	-	(856,913)	(1,021,506)

Net loss	$(3,912,298)	$(1,409,680)	$(5,906,347)

Net loss per share	$(0.54)	$(0.09)	$(0.56)

Weighted average number of common shares outstanding	7,199,438	15,049,758	10,488,276

See notes to  consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (EQUITY DEFICIENCY)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

						Notes,
						advances and
			Additional	Stock		and interest		Total
	Common stock		paid-in	subscription	Investment in	receivable,	Accumulated	stockholders' equity
	Shares	Amount	capital	receivable	HPI	related parties	deficit	(equity deficiency)

Balances, January 1, 2005	10,428,627	$10,429	$15,054,695	$(216,000)	$(308,488)	$(4,743,277)	$(4,837,187)	$4,960,172

Return and retirement of 15,000 shares of common stock in
exchange for reduction of stock subscription receivable
(Note 9)	(15,000)	(15)	(80,985)	81,000

Sale of HPI common stock			(73,254)		293,583			220,329

Issuance of common stock upon cashless exercise of
warrants (Note 9)	100,045	100	(100)

Distribution of warrants in connection with previous sales of
HPI common stock			(97,500)					(97,500)

Increase in notes, advances, and interest receivable due
from related parties, net						(2,247,423)		(2,247,423)

Options issued for services (Note 9)			9,500					9,500

Net loss							(5,906,347)	(5,906,347)

Balances, December 31, 2005	10,513,672	$10,514	$14,812,356	$(135,000)	$(14,905)	$(6,990,700)	$(10,743,534)	$(3,061,269)

(Continued)

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (EQUITY DEFICIENCY)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 (CONTINUED)

						Notes,
						advances and
			Additional	Stock		and interest		Total
	Common stock		paid-in	subscription	Investment in	receivable,	Accumulated	stockholders' equity
	Shares	Amount	capital	receivable	HPI	related parties	deficit	(equity deficiency)

Balances, January 1, 2006	10,513,672	$10,514	$14,812,356	$(135,000)	$(14,905)	$(6,990,700)	$(10,743,534)	$(3,061,269)

Issuance of common stock upon cashless
exercise of warrants (Note 9)	149,943	150	(150)

Increase in notes and advances receivable due
from related parties, net						(593,355)		(593,355)

Warrants issued for services (Note 7)			355,000					355,000

Conversion of HPI note and interest
payable to common stock	4,717,344	4,717	4,335,238					4,339,955

Issuance of 200,000 shares of common stock
in settlement of debt	200,000	200	(200)

Receipt of HPI common stock in
satisfaction of notes, advances and interest
receivable (Note 9)					(6,144,000)	6,443,794		299,794

Issuance of note to HPI
(Notes 1 and 9)						(5,000,000)		(5,000,000)

Amount due from HPI pursuant to
share price guarantee agreement (Note 9)			126,582			(126,582)

Write off of stock subscription receivable
(Note 9)				135,000				135,000

Receipt of HPI common stock in
exchange for amounts due to HPI
(Note 9)					(450,000)			(450,000)

Repricing of warrants and extension of
expiration			26,400					26,400

Purchase of HPI common stock
(Note 9)					(192,299)			(192,299)

Net loss							(1,409,680)	(1,409,680)

Balances, December 31, 2006	15,580,959	$15,581	$19,655,226	--	$(6,801,204)	$(6,266,843)	$(12,153,214)	$(5,550,454)

(Continued)

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (EQUITY DEFICIENCY) (CONTINUED)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

					Notes,
					advances and
			Additional		and interest			Total
	Common stock		paid-in	Investment in	receivable,	Common stock	Accumulated	stockholders' equity
	Shares	Amount	capital	HPI	related parties	treasury	deficit	(equity deficiency)

Balances, January 1, 2007	15,580,959	$15,581	$19,655,226	$(6,801,204)	$(6,266,843)	$-	$(12,153,214)	$(5,550,454)

Return of Company common stock in satisfaction of notes,
advances and interest receivable (Notes 1 and 7)			1,227,019		5,814,617	(4,547,845)		2,493,791

Issuance of common stock upon cashless exercise of
warrants	181,686	182	(182)					-

Decrease in notes and advances receivable due from related
parties, net (Note 7)					98,060			98,060

Warrants and options issued for services (Note 6)			1,031,751					1,031,751

Conversion of accounts payable to common stock	250,000	250	124,750					125,000

Issuance of common stock for services (Note 6)	150,000	150	112,350					112,500

Issuance of common stock in conjunction with note issuances	86,206	86	24,914					25,000

Reclassification of HPI common stock at fair value (Note 2)			(5,595,204)	6,801,204				1,206,000

Net loss							(3,912,298)	(3,912,298)

Balances, December 31, 2007	16,248,851	$16,249	$16,580,624	$-	$(354,166)	$(4,547,845)	$(16,065,512)	$(4,370,650)

See notes to  consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005

Cash flows from operating activities:
Net loss	$(3,912,298)	$(1,409,680)	$(5,906,347)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Permanent impairment of HPI common stock	1,206,000	-	-
Depreciation and amortization	240,630	601,899	1,747,923
Non-cash interest expense	39,711	764,927	126,456
Stock-based compensation	912,551	355,000	9,500
Provision for losses, including bad debt	-	478,184	112,473
Loss on debt extinguishment	245,571	1,236,949	-
Amortization of discount on convertible promissory notes
payable related to beneficial conversion features	-	-	1,588,729
Discount on debentures	(24,515)	(20,620)	-
Gain on sale of net operating assets of subsidiary (Note 1)	-	(4,145,835)	-
Deferred income tax expense	75,000	851,000	993,000
Decrease (increase) in assets, net of Asset Sale (Note 1):
Accounts receivable	13,841	163,044	790,841
Interest and other receivables	(2,740)	(399,658)	(606,198)
Prepaid and other current assets	3,865	28,228	111,260
Increase (decrease) in liabilities:
Accounts payable	105,453	98,096	162,491
Accrued expenses	(16,071)	(2,048,127)	964,754
Derivative liabilities	591,014	461,521	-
Due to HPI	-	(1,160,192)	-

Net cash (used in) provided by operating activities	(521,988)	(4,145,264)	94,882

Cash flows from investing activities:
Cash acquired in redemption agreement transaction (Note 1)	2,363	-	-
Issuance of notes receivable	(50,000)	-	-
Proceeds received from Asset Sale, net of costs (Note 1)	-	12,642,784	-
Purchases of property and equipment	-	-	(729,077)
Repayments on notes and interest receivable	255,000	160,461	813,063
Advances on notes receivable	-	-	(86,073)

Net cash provided by (used in) investing activities	207,363	12,803,245	(2,087)

Cash flows from financing activities:
Increase (decrease in) in checks issued in excess of cash in bank	2,992	(1,105,379)	1,105,379
Repayments on convertible promissory notes	(15,000)	(1,012,500)	(611,564)
Borrowings on notes and loans payable	323,172	450,000	2,036,000
Repayments on notes and loans payable	(4,000)	(9,593,497)	(2,137,105)
Borrowings on long-term debt, HPI	-	-	(619,343)
Repayments of long-term debt	-	-	(85,540)
Purchase of HPI common stock	-	(192,299)	-
Proceeds from sale of HPI common stock	-	-	220,329
Repurchase of warrants	-	-	(50,000)
Payments of deferred loan costs	(45,250)	-	(4,200)
Notes and advances to HPI	-	(5,424,769)	(111,839)
Repayments on notes and advances to HPI	-	400	-

Net cash provided by (used in) financing activities	261,914	(16,878,044)	(257,883)

(Continued)

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005

Decrease in cash and cash equivalents	(52,711)	(8,220,063)	(165,088)
Cash and cash equivalents, beginning	53,190	8,273,253	8,438,341

Cash and cash equivalents, ending	$479	$53,190	$8,273,253

Supplemental disclosure of cash flow information:

Cash paid for interest	$322,804	$1,246,763	$1,430,300

Cash paid for income taxes	$-	$5,913	$28,506

Supplemental disclosure of non-cash investing and financing activities:

Conversion of accounts payable to common stock	$125,000

Cashless exercise of warrants	$182	$150	$100

Return of common stock for note receivable, advances, and interest receivable	$2,493,791

Conversion of parent company note payable and accrued interest to common stock		$3,905,960

Receipt of parent company common stock in satisfaction of notes advances and interest
receivable		$6,144,000

Receipt of parent company common stock in exchange for amounts due parent company		$450,000

Issuance of common stock by parent to a third party for settlement of an obligation in
exchange for reduction in receivable		$150,000	$95,153

Property and equipment sold to third party in exchange for extinguishment of accounts
payable			$152,000

Return and retirement of common stock in exchange for stock subscription receivable			$81,000

Repurchase of FFFC warrants from parent in exchange for reduction in related party note
receivable			$47,500

Accounts payable allocated to parent related to legal fees in the iGames litigation			$96,427

Assumption of iGames note receivable and accrued interest by parent and related increase
in receivable due from parent due to indemnification			$1,815,352

See notes to  consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2007, 2006 AND 2005

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

The Company is an equity investee of Hydrogen Power, Inc. (“HPI”), a public company, formerly known as Equitex, Inc.  As of December 31, 2007, HPI owns approximately 48% of the Company’s outstanding common stock.

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

Collection Solutions, FFI, FFC and FFIL generated no revenues and had no significant operations for the years ended December 31, 2007, 2006 and 2005. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

YEAR ENDED DECEMBER 31, 2007, 2006 AND 2005

1.	Business and organization, asset sale, and going concern and management’s plans (continued):

Asset sale (continued):

also represented substantially all of the operating assets of the Company on a consolidated basis. On January 31, 2006, FFFC and Chex completed the sale (the “Asset Sale”) for $14 million pursuant to the APA and received net cash proceeds of $12,642,784, after certain transaction related costs and realized a pre-tax book gain of $4,145,835.  As a result of the Asset Sale, the Company has no substantial continuing operations.  Therefore, the Company is not reporting and accounting for the sale of Chex’s assets as discussed in discontinued operations.

On March 14, 2006, FFFC loaned HPI $5 million of the total proceeds from the Asset Sale for one year at 10% per annum interest (Note 9). Based on management’s evaluation of repayment intentions, and in consideration of Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) Topic 4-E regarding receivables from affiliates, the total face value amount is presented as a reduction of stockholders’ equity at December 31, 2006.

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

Pursuant to the APA and the TSA, FFFC and Chex owed Game approximately $300,000. Game, FFFC and Chex agreed to settle the balance due for $275,000 (included in accounts payable on the balance sheet presented herein) with payment terms. FFFC and Chex have not made any of the payments stipulated in the settlement and subsequently Game filed a complaint against Chex, FFFC and HPI seeking approximately $318,000. The Company has agreed to a judgment of $275,000 plus interest and attorney fees, for a total of $329,146. FFFC and Chex have agreed to indemnify HPI.

Going concern and management’s plans:

The Company’s financial statements for the year ended December 31, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has incurred significant losses since its inception and has a working capital deficit of approximately $4,597,000, and an accumulated deficit of approximately $16,066,000 as of December 31, 2007.  Moreover, it presently has no ongoing business operations or sources of revenue and little resources with which to obtain or develop new operations.

These factors raise substantial doubt about the Company’s ability to continue as a going concern.  There can be no assurance that the Company will have adequate resources to fund future operations, if any, or that funds will be available to the Company when needed, or if available, will be available on favorable terms or in amounts required by the Company.  Currently, the Company does not have a revolving loan agreement with any financial institutions, nor can the Company provide any assurance it will be able to enter into any such agreement in the future. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2007, 2006 AND 2005

1.	Business and organization, asset sale, and going concern and management’s plans (continued):

Going concern and management’s plans (continued):

On January 29, 2008, FFFC announced that it executed a new non-binding letter of intent to acquire Industrial Systems, Inc. ("ISI"). ISI, founded in 1991 and based in Delta, Colorado, provides turn-key engineering procurement and construction services to the mining, energy and natural resources industries throughout the United States. The letter of intent calls for FFFC to acquire 100% of the outstanding securities of ISI in an all stock tax-free exchange. While specific details are being negotiated as part of a definitive agreement, terms of the letter of intent call for the existing stockholders of ISI to own approximately 65% of the Company's common stock at closing of the transaction, with the potential to earn an estimated additional 6% based on post-closing incentives. Completion of the transaction is subject to FFFC having no liabilities on its balance sheet unless mutually agreed upon, as well as further due diligence by each party, negotiation and execution of a definitive agreement, and other customary pre-closing conditions, and is anticipated to occur during the quarter ending June 30, 2008. If consummated, this transaction would likely be accounted for as public shell merger or a reverse acquisition with the Company being treated for accounting purposes as the accounting acquiree.

Return of Company Common Stock from HPI:

On January 2, 2007, pursuant to the terms of a Redemption, Stock, Sale and Release Agreement (the “Redemption Agreement”) by and between HPI and the Company, the Company (i) redeemed 8,917,344 shares of FFFC’s common stock held by HPI, (ii) acquired from HPI an aggregate of 5,000 shares of common stock of Denaris Corporation, a Delaware corporation (“Denaris”), (iii) acquired from HPI an aggregate of 1,000 shares of common stock of Key Financial Systems, Inc., a Delaware corporation (“Key Financial”), and (iv) acquired from HPI an aggregate of 1,000 shares of common stock of Nova Financial Systems, Inc., a Delaware corporation (“Nova Financial”).  Denaris was a majority owned subsidiary of HPI, and Key Financial and Nova Financial were wholly owned subsidiaries of HPI.  Denaris, Key Financial and Nova Financial do not have significant operations.  The shares of common stock of each entity transferred by HPI pursuant to the Redemption Agreement constituted all of HPI’s holdings in each entity.  In consideration of the redemption and acquisition of the shares of Denaris, Key Financial and Nova Financial, FFFC released HPI from all outstanding payment obligations of HPI to the Company which totaled $5,814,617, including obligations under a Secured Promissory Note dated March 14, 2006 in favor of the Company in the principal face amount of $5,000,000 (the “FastFunds Note”).  The outstanding balance on the FastFunds Note, including principal and interest accrued, as of the date of the Redemption Agreement was $5,402,398.  HPI released the Company from all payment obligations of the Company to HPI, which totaled $2,151,572.  The Company allocated the difference between the value of the assets received and the consideration exchanged as an increase to additional paid-in capital.

After the closing of the Redemption Agreement, HPI continues to hold 3,500,000 shares of FFFC common stock, constituting approximately 47.7% of FFFC’s outstanding common stock at December 31, 2007.  These shares have been pledged as collateral on certain notes of HPI (Note 6).  As of December 31, 2007, the Company holds 1,546,036 shares of common stock of HPI.  Pursuant to the Redemption Agreement, the Company and HPI each provided the other certain registration rights relating to the common stock of such party held by the other party.

Other events:

On January 18, 2008, the Company filed a complaint in the Superior Court of Washington in King County (the “Superior Court”). The complaint was filed by FastFunds Financial Corporation, Daniel Bishop, Barbara M. Schaper, HF Services LLC, VP Development Corporation, and Gulfstream Financial Partners, LLC (collectively, the “Plaintiffs”) against Dilbagh Singh Gujral, Ricky Gurdish Gujral, Virendra Chaudhary,

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2007, 2006 AND 2005

1.	Business and organization, asset sale, and going concern and management’s plans (continued):

Other events (continued):

Gurinder Dilawari, Global Hydrofuels Technology, Inc. (“GHTI”) and Hydrogen Power, Inc. (collectively, the “Defendants”).

Messrs. Chaudhary and Dilawari are directors of HPI. GHTI is the majority shareholder of HPI. Ricky Gurdish Gujral is the former chief executive officer of HPI. The complaint alleges fraud, misappropriation of corporate opportunity and breach of fiduciary duty by the Defendants relating to the merger of Equitex, Inc. and Hydrogen Power, Inc., the Sublicense Agreement with GHTI, and payments to Ricky Gurdish Gujral. The complaint seeks the appointment of a receiver to take possession of the property and assets of the Company and to manage and operate the Company pending completion of the action. The complaint also seeks damages in the excess of $500,000, exemplary damages, attorney’s fees plus interest and costs and any other relief the court finds just and proper.  On January 25, 2008, the Superior Court appointed a receiver of HPI with respect to HPI’s assets.  On March 11, 2008, Lenders (Note 7) notified the court and the receiver that they were initiating foreclosure proceedings on HPI.  The amount claimed by the Lender is approximately $561,000.

2.	Summary of significant accounting policies:

Cash and cash equivalents:

For the purpose of the financial statements, the Company considers all highly-liquid investments with an original maturity three-months or less to be cash equivalents.

Accounts (credit card) receivables and revenue recognition:

Accounts (credit card) receivables are stated at cost plus refundable and earned fees (the balance reported to customers), reduced by allowances for refundable fees and losses.

Fees (revenues) are accrued monthly on active credit card accounts and included in credit card receivables, net of estimated uncollectible amounts.  Accrual of income is discontinued on credit card accounts that have been closed or charged off.  Accrued fees on credit card loans are charged off with the card balance, generally when the account becomes 90 days past due.

The allowance for losses is established through a provision for losses charged to expenses.  Credit card receivables are charged against the allowance for losses when management believes that collectibility of the principal is unlikely.  The allowance is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectibility of the accounts and prior loss experience.  This evaluation also takes into consideration such factors as changes in the volume of the loan portfolio, overall portfolio quality and current economic conditions that may affect the borrowers’ ability to pay.  While management uses the best information available to make its evaluations, this estimate is susceptible to significant change in the near term.

Basis of presentation:

The accompanying consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“USGAAP”). The consolidated financial statements of the Company include the Company and its subsidiaries.  All material inter-company balances and transactions have been eliminated.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2007, 2006 AND 2005

2.	Summary of significant accounting policies (continued):

Notes and advances receivable:

The Company has made notes and advances to various officers, affiliates and employees of the Company under various loan agreements (Notes 3 and 9). The notes and advances made to officers were made prior to the acquisition of Chex by HPI in December 2001.  The Company’s allowance for doubtful notes receivable is adjusted based on the Company’s assessment of the collectibility of each individual note and advance receivable, as well as the aging of the notes and advances receivable.  After all attempts to collect a note receivable have failed, the note receivable is written-off against the allowance.  Based on management’s evaluation of repayment intentions, and in consideration of SAB topic 4-E regarding receivables due from a former director, $354,166, $454,966 and $485,936 of the total face value amount is presented as a reduction of stockholders’ equity at December 31, 2007, 2006 and 2005, respectively.

Property, equipment and leaseholds:

Property, equipment and leaseholds are stated at cost, and depreciation is provided by use of accelerated and straight-line methods over the estimated useful lives of the assets. The cost of leasehold improvements is depreciated over the estimated useful life of the assets or the length of the respective leases, whichever period is shorter. The estimated useful lives of property, equipment and leaseholds are as follows:

Office equipment, furniture and vehicles	3 to 7 years
Computer hardware and software	3 to 5 years
Leaseholde improvements	7 years

Impairment of HPI common stock:

At December 31, 2007 and December 31, 2006, the Company owned 1,546,036 shares of common stock of HPI.  At December 31, 2006, the Company presented its investment in HPI common stock as a component of stockholders’ equity deficiency at cost in a manner similar to treasury stock.  This presentation was based upon the Company’s consideration of the provisions of Emerging Issues Task Force (“EITF”) Issue No. 98-2, Accounting by a Subsidiary or Joint Venture for an Investment in the Stock of its Parent Company or Joint Venture Partner (“EITF 98-2”).  This EITF discusses that in the separate financial statements of a subsidiary; an investment in the common stock of a parent whose only significant asset is its investment in the subsidiary is essentially the same as stock of the subsidiary and should be classified as a reduction to stockholders’ equity.  In April 2007, the Company transferred all of its securities classified as a component of stockholders’ equity deficiency to an available-for-sale security.  The cost of the securities at the date of the transfer was $6,801,000.  The fair value of the securities at the date of transfer was $1,206,000.  The difference at the date of the transfer between cost and fair value of the securities was recorded as a reduction to additional paid-in capital.  The transfer of securities resulted from the Company no longer being a subsidiary of HPI in 2007; therefore, the provisions of EITF 98-2 are no longer applicable.

Unrealized gains and losses are computed on the basis of specific identification and are reported as a separate component on comprehensive income (loss), included as a separate item in shareholders’ equity deficiency.  The unrealized loss reported through September 30, 2007 was $588,000 resulting in a balance of $618,000, reported as available-for-sale securities at September 30, 2007.  Realized gains, realized losses, and declines in value, judged to be other-than-temporary, are included in other income (expense).  Due to the current status of HPI and the current market price of HPI common stock of $0.05 per share as of March 17, 2008, management believes that the decline in value is other than temporary and accordingly, has reduced the available-for-sale security to zero at December 31, 2007 and has

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2007, 2006 AND 2005

2.	Summary of significant accounting policies (continued):

Impairment of HPI common stock (continued):

included $1,206,000 (which includes $588,000 previously reported as an unrealized loss) in other expense for the year ended December 31, 2007.

Legal defense costs:

The Company does not accrue for estimated future legal and related defense costs, if any, to be incurred in connection with outstanding or threatened litigation and other disputed matters but rather, records such as period costs when the services are rendered.

Loss per share:

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants, and common stock underlying convertible promissory notes are not considered in the calculations for the periods ended December 31, 2007, 2006 and 2005, as the impact of the potential common shares, which total 4,204,280 (2007), 2,335,280 (2006) and 4,807,064 (2005), would be antidilutive and decrease loss per share. Therefore, there is no diluted loss per share presented in 2007, 2006 and 2005.

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

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2007, 2006 AND 2005

2.	Summary of significant accounting policies (continued):

Fair value instruments (continued):

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

On January 1, 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 – revised 2004 (“SFAS 123R”) Share-Based Payment which replaced SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and supersedes Opinion No. 25 of the Accounting Principles Board, Accounting for Stock Issued to Employees (APB 25).  The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes.

Previously, the Company accounted for stock-based employee and director compensation using the intrinsic method under APB 25. During the year ended December 31, 2007, the Company granted to officers and directors 70,000 options to purchase shares of common stock at $0.75 per share (the market value of the common stock on the date of the grant). The options were valued at $39,151 based upon the Black-Scholes option pricing model (approximately a $0.56 grant date fair value per option). These options were fully-vested at the date of the grant. There were no options granted during the year ended December 31, 2006, and all options granted prior to the adoption of SFAS 123R were fully-vested. As a result, no stock option expense was required to be recorded in 2006. Therefore, there was no effect of the change on 2006 operations.

Had compensation cost for stock-based compensation to employees and directors been determined based on the fair values at the grant dates for awards under the plans consistent with the fair-value based method of accounting prescribed by SFAS No. 123 for the year ended December 31, 2005 prior to the adoption of SFAS No. 123R, the Company’s results would have been changed to the pro forma amounts indicated below:

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2007, 2006 AND 2005

2.	Summary of significant accounting policies (continued):

Stock based compensation (continued):

Year ended
December 31, 2005

Net loss, as reported	$(5,906,347)

ADD: Stock-based employee compensation
expense included in reported results of
operations, net of related tax effects	9,500

DEDUCT: Total stock-based employee
compensation expense determined under
fair value-based method for all awards,
net of related tax effects	(181,500)

Pro forma net loss	$(6,078,347)

Net loss per share:
As reported	$(0.56)

Pro forma	$(0.58)

The fair value of options and warrants granted to purchase FFFC and HPI common stock were estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions for 2007 and 2005.

	2007	2005

Expected dividend yield	0	0
Expected stock price volatility	119%-132%	111%
Risk fee interest rate	4.48%-4.79%	2.0%
Expected life of options	3 years	1 year

The Company’s stock option plan is more fully described in Note 9.

Reclassifications:

Certain minor reclassifications to amounts reported in the 2006 consolidated financial statements have been made to conform to the 2007 presentation.

Recently issued accounting pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This statement, as it relates to financial assets and liabilities, is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  On

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2007, 2006 AND 2005

2.	Summary of significant accounting policies (continued):

Recently issued accounting pronouncements (continued):

February 12, 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Upon adoption, the provisions of SFAS No. 157 are to be applied prospectively with limited exceptions.  The adoption of SFAS No. 157 is not expected to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not adopt SFAS No. 159 on any individual instrument as of January 1, 2008.

In May 2007, the FASB issued FSP FIN No. 46R-7, "Application of FASB Interpretation No. 46(R) to Investment Companies." FSP FIN No. 46R-7 amends the scope of the exception to FIN No. 46R to state that investments accounted for at fair value in accordance with the specialized accounting guidance in the American Institute of Certified Public Accountants Audit and Accounting Guide, Investment Companies, are not subject to consolidation under FIN No. 46R. This interpretation is effective for fiscal years beginning on or after December 15, 2007.  The Company does not expect the adoption of FSP FIN No. 46R-7 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R is a revision to SFAS No. 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the “purchase accounting” method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS No.141R retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. The Company is currently evaluating the requirements of SFAS No. 141R.

The FASB also issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements” in December 2007.   This statement amends ARB No. 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries.  Non-controlling interest will be reported as part of equity in the consolidated financial statements.  Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions.  Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings.  SFAS No. 160 is effective for periods beginning after December 15, 2008.  The Company is currently evaluating the requirements of SFAS No. 160.

The FASB also issued SFAS No. 161 “Disclosures About Derivatives Instruments and Hedging Activities” in March 2008.  This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  This statement is effective for

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2007, 2006 AND 2005

2.	Summary of significant accounting policies (continued):

Recently issued accounting pronouncements (continued):

financial statements for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company is currently evaluating the requirements of SFAS No. 161.

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

3.	Notes and interest receivable:

Notes and interest receivable at December 31, 2007 and 2006, consist of the following:

	2007	2006
Note receivable, ISI; interest at 6%; matured April 2007; currently in default	$50,000	$-

Note receivable (Denaris) from Paymaster Jamaica (see Redemption Agreement) (Note 1); interest at 10%, collateralized by a pledge of Paymaster Jamaica common shares by Paymaster Jamaica's president; note matures in August 15, 2008; payments of interest only due semi-annually beginning August 15, 2003 through maturity (received payments of $60,425 through December 31, 2007); a valuation allowance of $250,000 has been recorded against this receivable at December 31, 2007 [A]	439,575	-

Note receivable; non-interest bearing; net of $256,316 discount, based on imputed interest rate of 12%; collateralized by mortgages on three parcels of real property in Florida, a valuation allowance of $61,500 was recorded against this receivable at December 31, 2006; the Company received $140,000 in January 2007 as full settlement [A]	-	201,500

Notes receivable from Equitex 2000, Inc., an affiliate of HPI; interest at 10%; a valuation allowance of $205,000 has been recorded against this receivable at December 31, 2006, unsecured; due on demand [A]	-	205,000

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2007, 2006 AND 2005

3.	Notes and interest receivable (continued):

	2007	2006
Note receivable from Coast ATM, LLC; interest at 10%; maturity November 2005; a valuation allowance of $50,000 has been recorded against this receivable at December 31, 2007 and 2006, respectively; at December 31, 2007 and 2006 is in default and non-performing [A]	50,000	50,000
	539,575	456,500
Less current maturities	(170,000)	(140,000)

Notes and interest receivable, net of current portion, before valuation allowance	369,575	316,500
Less valuation allowance	(300,000)	(316,500)

Notes and interest receivable, long-term	$69,575	$0

[A]	The Company is no longer accruing interest on these non-performing loans due to uncertainty as to substantial collection.

Changes in the allowance for notes and interest receivable for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005

Balances, beginning of year	$316,500	$336,500	$1,515,800
Additions charged to costs and expenses
(deducted from notes receivable)	250,000	255,000	100,000
Deductions credited to costs and expenses
(added to notes receivable)	(205,000)	(275,000)	(90,000)
Deductions to the allowance for final
settlements	(61,500)	-	(1,189,300)

Balances, end of year	$300,000	$316,500	$336,500

4.	Accrued liabilities:

Accrued liabilities at December 31, 2007 and 2006 were $835,274 and $630,774, respectively, and were comprised of:

	2007	2006

Legal fees	$263,849	$409,482
Interest	188,639	53,614
Accounting fees	83,883	30,000
Consultants and advisors	52,000	3,000
Director’s fees	81,239	31,247

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2007, 2006 AND 2005

4.       Accrued liabilities:

	2007	2006

Registration rights	98,013	45,067
Other	67,651	58,364

	$835,274	$630,774

5.	Promissory notes, including related parties and current portions of long-term debt:

Promissory notes, including related parties and current portions of long-term debt at December 31, 2007 and 2006, consist of the following:

	2007	2006

Promissory notes payable:

Various related parties; interest rate ranging from 8% to 10%	$196,072	$-

Notes payable; interest rates ranging from 9% to 15%; interest payable quarterly; the notes are unsecured, matured on February 28, 2008; currently in default and past due [A]	2,128,600	2,108,000

	$2,324,672	$2,108,000

Long-term debt:

Convertible debentures, net of discount of $5,223 (2007) and $20,419 (2006) [B]	$132,277	$29,581

Less current portion	(132,277)	(29,581)

Long-term debt, net of current portion	$0	$0

The weighted average interest rate on short-term borrowings was 14.4%, 10.3% and 10.2% in 2007, 2006 and 2005, respectively.

[A]
These notes payable (the “Promissory Notes”) originally became due on February 28, 2007.  The Company renewed $283,000 of the Promissory Notes on the same terms and conditions as previously existed.  In April 2007 the Company, through a financial advisor, restructured $1,825,000 of the Promissory Notes (the “Restructured Notes”).  The Company has accrued an expense of $36,500 to compensate the financial advisor 2% of the Restructured Notes as well as having issued 150,000 shares of common stock to the financial advisor (Note 7).  The Restructured Notes carry a stated interest rate of 15% (a default rate of 20%) and matured on February 28, 2008.  The Company has not paid the interest due for the three months ended September 30, 2007 and December 31, 2007, and no principal payments on the Promissory Notes have been made in 2008 and accordingly, they are in default.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2007, 2006 AND 2005

5.	Promissory notes, including related parties and current portions of long-term debt (continued):

The chairman of the board of the Company has personally guaranteed up to $1 million of the Restructured Notes and two other non-related individuals each guaranteed $500,000 of the Restructured Notes.  In consideration of their guarantees the Company granted warrants to purchase a total of 1,600,000 shares of common stock of the Company at an exercise price of $0.50 per share, expiring in March 2010.  The warrants were valued at $715,200 using the Black-Scholes option pricing model and are being amortized over the one-year term of the Restructured Notes.

In January 2008, the Company and the three guarantors received a complaint filed by the financial advisor (acting as agent for the holders of the Restructured Notes) and the holders of the Restructured Notes.  The claim is seeking $1,946,250 plus per diem interest beginning January 22, 2008 at the rate of twenty percent (20%) per annum plus $37,000 due the financial advisor for unpaid fees.

[B]
In December 2006, the Company entered into a purchase agreement with two accredited investors for the issuance and sale of $50,000 of 10% unsecured convertible debentures in private transactions (the “2006 Debentures”).  The Company received $45,000 from these transactions net of $5,000 of debt issuance costs, which will be amortized over the three-year term of the Debentures.

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

During the year ended December 31, 2007, the Company entered into purchase agreements with accredited investors for the issuance and sale of $87,500 of 10% unsecured convertible debentures in private transactions (the “2007 Debentures”).  In 2007 the Company received $78,750 from these transactions net of $8,750 of debt issuance costs, which will be amortized over the three-year term of the Debentures.  The Debentures are convertible at 75% of the average closing bid price per share of the Company’s common stock for the twenty days immediately preceding the date of conversion.  The Debentures cannot be converted until nine months after the issuance date of each Debenture. The Company has determined that the conversion feature represents an embedded derivative.  Since the Debentures are convertible into a variable number of shares upon conversion, the conversion feature is not considered to be conventional and therefore must be bifurcated from the debt host and accounted for as a derivative liability.  Accordingly, the fair value of these derivative instruments of $24,515 has been recorded as a liability in the consolidated balance sheet with the corresponding amount recorded as a discount to the Debentures.  The change in the fair value of the derivative

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2007, 2006 AND 2005

liability will be remeasured at each balance sheet reporting date with any difference recorded as other income (expense) in the consolidated statement of operations.

At December 31, 2007, the Company revalued all derivative liabilities.  Therefore, for the period from December 31, 2006 to December 31, 2007 the Company recorded an expense and increased the previously recorded liabilities by $364,312 resulting in a derivative liability balance of $375,833 at December 31, 2007. In February 2008, the Company issued 842,835 shares of our common stock upon the conversion of $137,500 of convertible debentures and unpaid interest of $14,842.  The shares were issued at approximately $0.18 per share pursuant to the debenture agreement.

6.	Due to HPI:

The Company has amounts due to HPI as of December 31, 2007 and 2006 of $75,000 and $2,151,572, respectively. The 2006 amount was comprised of $1,844,000 related to its utilization of a portion of HPI’s net operating loss carryforwards (Note 8).  In addition, during 2006 the Company recorded a liability to HPI in the amount of $450,000 related to its acquisition of 300,000 shares of HPI common stock (Note 9) valued at $1.50 per share, its trading price on the date of the transaction.  In December 2006, the Company repaid HPI $142,428 of this obligation.  In January 2007, in conjunction with the return of Company common stock from HPI (Note 1), the Company released HPI from the $2,151,572 then due.

7.	Commitments and contingencies:

Litigation:

The Company is involved in various claims and legal actions arising in the ordinary course of business.  Although unable to estimate minimum costs, if any, in the opinion of management, the ultimate disposition of these matters may have a material adverse impact either individually or in the aggregate on future consolidated results of operations, financial position or cash flows of the Company.

Operating lease:

Beginning February 2007, the Company began leasing office space in West Palm Beach, Florida, its corporate headquarters for approximately $2,900 per month. This lease expires January 2010 and increases by approximately 5% from February 1, 2008 and 2009. Pursuant to this lease, the Company is also required to pay its pro-rata share of taxes, operating expenses and improvement costs.

Future approximate minimum lease payments due under this lease as of December 31, 2007, are as follows:

Year ending December 31,	Amount

2008	$ 35,000
2009	37,000
2010	3,200

$ 75,200

Rent expense for the years ending December 31, 2007, 2006 and 2005 was approximately $32,000, $54,000 and $184,000, respectively.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2007, 2006 AND 2005

7.	Commitments and contingencies (continued):

Consulting agreements:

In February 2006, the Company entered into a consulting agreement with a financial advisor (a former officer of the Company is a partner) to provide assistance to the Company in the placement of debt or equity financing with prospective investors. The term of the agreement is for three years, but can be terminated at any time by either party with 60 days notice. The advisor is to be compensated if the advisor is successful in completing a debt or equity financing for or on behalf of the Company. During 2006, the financial advisor assisted the Company in restructuring and or obtaining approximately $4,500,000 of investor notes. Pursuant to the agreement, the advisor was paid $134,972 and received 75,000 shares of common stock of HPI. The shares were valued at $224,215 and are included in general and administrative expenses for the year ended December 31, 2006.

In addition, the advisor received warrants to purchase up to 436,206 shares of the Company’s common stock at an exercise price of $1.00 per share.  The warrants were valued at $355,000 based upon the Black-Scholes option-pricing model which was included in selling, general and administrative expenses for the year ended December 31, 2006.

In 2007, pursuant to the Restructured Notes (Note 5), the Company issued 150,000 shares of its common stock to the financial advisor. The shares were valued at $112,500 (based on the market price of $0.75 of the common stock on the date of the agreement). Additionally, the Company agreed to pay $36,500 (included in accrued liabilities at December 31, 2007). Since the terms of the Restructured Notes included extending the notes to February 28, 2008, the Company is amortizing the total cost of $149,000 over the one-year renewal of the notes and $124,166 is included in interest expense for the year ending December 31, 2007.

In conjunction with the Asset Sale, an officer signed a five-year non-compete agreement with the buyer and also signed a release, waiving his right to any future commissions that he was previously entitled to. The Company agreed to compensate the officer $100,800 annually, over the five-year term of the non-compete agreement. Such compensation is to be applied to reduce the loan and interest receivable from the officer. If the officer breaches his non-compete agreement, the officer is no longer entitled to compensation and will be liable for any amount remaining on the loan. Accordingly, during 2007 and 2006, the Company recorded consulting expenses of $100,800 and $92,400, respectively, and the interest and note receivable from the officer has been reduced by $100,800 and $92,400, respectively, for 2007 and 2006 (Note 9).

Guaranty:

In March 2004, HPI closed on $5 million of debt financing and issued convertible promissory notes to two financial institutions (the “Lenders”).  The proceeds from the promissory notes were immediately thereafter loaned to Chex.  The promissory notes are collateralized, among other things, by all of the assets of Chex and HPI, including the 3.5 million shares of FFFC common stock owned by HPI.  In conjunction with the Asset Sale, the Lenders consented to the sale of assets that secured their notes.  In contemplation of the Redemption Agreement described above, on December 29, 2006, HPI and the Company obtained the consent of the Lenders to complete the transactions contemplated by the Redemption Agreement. Contemporaneously with receipt of the consent, FFFC (as successor in interest to Chex) reconfirmed its obligations under the guaranty and security agreements previously provided by Chex.  The guaranty and security agreements do not expire until the notes are paid in full.  Accordingly, if HPI defaults on the obligations specified under the promissory notes, the Company could be required by the Lenders to perform under the guarantee and security agreements.  On August 6, 2007, HPI received a notice of

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2007, 2006 AND 2005

7.	Commitments and contingencies (continued):

Guaranty (continued):

default from the Lenders. On August 16, 2007, the Lenders and HPI entered into a Forebearance Agreement in consideration of HPI paying $300,000 (paid on August 14, 2007) and making a final payment (the “Final Payment”) of $646,981 by October 15, 2007.  During the fourth quarter of 2007 $100,000 of the Final Payment was paid, and there remains an unpaid balance of principal and interest of approximately $561,000.  On March 11, 2008, the Lenders notified the court appointed receiver of HPI that that they were foreclosing on the assets of HPI that were collateralizing the loan.  No liability has been recorded by the Company for this liability as required, as performance under the guarantee is not considered probable.

HPI stock price guaranty:

In May 2006, HPI and the Company negotiated a settlement regarding convertible notes with a face value of $200,000 issued by the Company, whereby HPI issued 180,000 shares of its common stock. In connection with the Settlement Agreement, a Stock Sale and Lock-up Agreement, Registration Agreement and an Escrow Agreement were also entered into (the “Agreements”).  Terms of the Agreements stipulate a price protection clause whereby the Company under certain circumstances must reimburse the former debt holders if the market price of the HPI common stock issued to them in the settlement is below $4.00 per share at the time they sell the stock.  As a result, the Company has recorded a derivative liability due to the debt holders at December 31, 2007 and December 31, 2006 of $648,000 and $450,000, respectively, and an expense of $198,000 (2007) and $450,000 (2006), representing the difference between the market value of the common stock as of each date and the $4.00 stated in the settlement agreement. The amounts are included on the balance sheet in derivative liabilities and on the statement of operations in loss on extinguishment of debt.

8.	Income taxes:

The operations of the Company for periods subsequent to its acquisition by HPI and through August 2004, at which time HPI’s ownership interest fell below 80% are included in consolidated federal income tax returns filed by HPI. Subsequent to August 2004 and through January 29, 2006 the Company will file a separate income tax return.  As of January 30, 2006, HPI’s ownership interest again exceeded 80% and the operations of the Company will be included in a consolidated federal income tax from that date through October 29, 2006 when the ownership fell below 80%.  As of October 30, 2006, the Company will be filing separate income tax returns.  For financial reporting purposes, the Company’s provision for income taxes has been computed, and current and deferred taxes have been allocated on a basis as if the Company has filed a separate income tax return for each year presented.  Management assesses the realization of its deferred tax assets to determine if it is more likely than not that the Company's deferred tax assets will be realizable.  The Company adjusts the valuation allowance based on this assessment.

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

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2007, 2006 AND 2005

8.	Income taxes (continued):

Income tax expense for 2007, 2006 and 2005, is as follows:

	2007	2006	2005

Current:
Federal	$-	$-	$-
State	-	5,913	28,506

	-	5,913	28,506

Deferred:
Federal	1,107,684	365,000	2,235,000
State	130,316	44,000	276,000
Valuation allowance	(1,238,000)	442,000	(1,518,000)

	-	851,000	993,000

	$-	$856,913	$1,021,506

The following is a summary of the Company’s deferred tax assets and liabilities at December 31, 2007 and 2006:

	2007	2006

Deferred tax assets - current:
Allowance for losses on notes receivable	$114,000	$120,000
Stock-based compensation and other	746,000	322,000
Net operating loss carryforwards	378,000
	1,238,000	442,000

Less valuation allowance	(1,238,000)	(442,000)

Net deferred tax assets	$-	$-

A reconciliation between the expected tax expense (benefit) and the effective tax rate for the years ended December 31, 2007, 2006 and 2005, respectively, are as follows:

	2007	2006	2005

Statutory federal income tax rate	(34%)	(34%)	(34%)
State taxes, net of federal income tax	(4%)	(4%)	(4%)
Effect of change in valuation allowance	21%	80%	(31%)
Recognition of tax liability related to
goodwill and intangible assets			59%
Non deductible expenses and other	17%	113%	31%

	0%	155%	21%

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2007, 2006 AND 2005

8.	Income taxes (continued):

At December 31, 2006, the Company had utilized all of its net operating loss carryforwards available for federal and state income tax purposes.  At December 31, 2007, the Company had a tax net operating loss carryforward of approximately $995,000.  Any unused portion of this carryforward expires in 2027.  Utilization of this loss may be limited in the event of an ownership change pursuant to IRS Section 382.  The Company’s valuation allowance increased $796,000 during the year ended December 31, 2007.

9.	Stockholders’ equity deficiency:

Common stock:

During April 2005, the Company issued 100,045 shares of common stock upon the cashless exercise of warrants to purchase 102,000 shares.

During 2006, the Company issued 149,943 shares of common stock upon the cashless exercise of warrants to purchase 178,000 shares of common stock.

In March 2007, the Company issued 150,000 shares of common stock to a financial advisor (Note 6). The Company also issued 250,000 shares of common stock as payment for $125,000 of unpaid legal services. The shares were valued at $0.50 per share (the market price of the common stock on the date of conversion).

In August 2007, the Company issued 86,206 shares of common stock in the aggregate to three individuals for consideration for their purchase of $150,000 of an outstanding note from a noteholder. The shares were valued at $0.29 per share, or $25,000, which is included in interest expense for the year ended December 31, 2007.

During 2007, the Company issued 181,686 shares of common stock upon the cashless exercise of warrants to purchase 226,000 shares of common stock.

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

During the year ended December 31, 2007, the Company granted officers and directors 70,000 options to purchase shares of common stock at an exercise price of $0.75 per share (the market value of the common stock on the date of the grant). The options were valued at $39,151 based upon the Black-Scholes option pricing model (approximately a $0.56 grant date fair value per option). The options were fully-vested at the date of the grant and therefore, the Company recorded $39,151 of stock-based compensation expense during the year ended December 31, 2007. All options outstanding at December 31, 2007 are fully vested and exercisable. A summary of outstanding balances at December 31, 2007 is as follows:

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2007, 2006 AND 2005

9.	Stockholders’ equity deficiency (continued):

Stock options (continued):

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Options	exercise price	Remaining contractual life	Value

Outstanding at January 1, 2007	385,000	$1.10	5.40	$0
Options granted	70,000	$0.75	9.12	$0

Outstanding at December 31, 2007	455,000	$1.05	5.97	$0

The fair value of options granted to purchase the Company’s common stock were estimated on the date of the grant using the Black Scholes option pricing model with the following assumptions used for the 2007 grants:

Expected dividend yield	0
Expected stock price volatility	126.8%
Risk fee interest rate	4.79%
Expected life of options	3 years

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

Warrants:

In January 2007 the Company issued warrants to purchase 500,000 shares of its common stock to a third party for their guaranty of an obligation that the Company is a guarantor. The warrants have an exercise price of $0.50 per share, expire in January 2010 and were valued at $255,050 based upon the Black-Scholes option pricing model. As the services have been provided, the $255,050 has been included in selling, general and administrative expense for the year ending December 31, 2007.

In March 2007 the Company issued warrants to purchase 800,000 shares of its common stock to the Chairman of the Board of the Company and additional warrants to purchase an aggregate of 800,000 shares of its common stock was issued to two third parties. The warrants have an exercise price of $0.50, expire in March 2010 and were valued at $715,200 using the Black Scholes option pricing model and are being amortized over a one-year term as the warrants were issued in connection with guarantees given on the Restructured Notes (Note 4). As a result, $596,000 is included in selling, general and administrative expense for the year ending December 31, 2007.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2007, 2006 AND 2005

9.	Stockholders’ equity deficiency (continued):

Warrants (continued):

Also in March 2007, the Company granted warrants to purchase 50,000 shares of its common stock to a third party in consideration of a promissory note issued to the third party from ISI. The warrants have an exercise price of $0.50 and expire in March 2010. The Company valued the warrants at $22,350 based upon the Black Scholes option pricing model. As the services have been provided, $22,350 has been included in selling, general and administrative expense for the year ending December 31, 2007.

The weighted average grant date fair value of warrants granted during the years ended December 31, 2007 and 2006 was approximately $0.46 and $0.81, respectively.

A summary of the activity of the Company’s outstanding warrants during 2007 and 2006 is as follows:

	Warrants	Weighted-average exercise price	Weighted-average grant date fair value	Aggregate intrinsic value

Outstanding and exercisable at January 1, 2006	2,492,064	$ 1.54	$ 0.28	$ 569,280

Granted	436,206	1.00	0.81
Exercised	(149,943)	0.10	0.90
Forfeited	(828,057)	1.94	0.06

Outstanding and exercisable at December 31, 2006	1,950,270	$ 1.32	$ 0.44	$ 186,750

Granted	2,150,000	0.50	0.46
Exercised	(226,000)	0.10	0.90
Forfeited	(125,000)	1.81	0.48

Outstanding and exercisable at December 31, 2007	3,749,270	$ 0.91	$ 0.42	$ 60,480

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of December 31, 2007.

Exercise price range	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining life

$0.10	189,000	$ 0.10	2.44
$1.00	436,206	1.00	4.08
$1.75 - $2.00	3,124,064	1.91	2.81

	3,749,270	$ 0.91	3.02

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2007, 2006 AND 2005

9.	Stockholders’ equity deficiency (continued):

Warrants (continued):

Thefair value of warrants granted to purchase the Company’s common stock were estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for the grants in the years ended December 31, 2007 and 2006.

	2007	2006

Expected dividend yield	0	0
Expected stock price volatility	119%-132%%	135%
Risk fee interest rate	4.48%-4.68%	4.75%
Expected life of warrants	3 years	5 years

Investment in HPI:

The following table summarizes the activity of the Company’s investment in common stock of HPI.

	2007		2006

	Shares	Cost	Shares	Cost
Common stock:
Beginning balances	1,546,036	$ 6,801,204	4,178	$ 14,905
Shares received			300,000	450,000
Shares purchased			41,858	192,299
Shares received upon HPI
conversion of preferred
stock and unpaid dividends			1,200,000	6,144,000
Reclassification of HPI common stock to fair value (Note 2)		(6,801,204)
	1,546,036	$ 0	1,546,036	$6,801,204

In 2007 the cost value of the shares were reclassified to available-for-sale securities at the fair value of $1,206,000.  The difference at the date of the transfer ($5,595,204) was recorded as a reduction to additional paid-in capital.  At December 31, 2007, the Company believes that there is other than temporary impairment to the value of the HPI and accordingly, the Company has reduced the available-for-sale securities to zero at December 31, 2007 and has included $1,206,000 in other expense for the year ended December 31, 2007.

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

The following table summarizes the activity in these accounts for 2007, 2006 and 2005.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2007, 2006 AND 2005

9.       Stockholders’ equity deficiency (continued):

Notes, advances and interest receivable from related parties (continued):

	2007	2006	2005

Beginning principal balances	$5,867,185	$6,070,785	$4,189,816
Cash advances		424,310
Issuance of HPI common stock to third party for
Settlement of Chex obligation		(212,155)	(95,153)
Chex cash disbursements and accounts payable
allocated to HPI and Denaris		459	208,270
Loan to HPI		5,000,000
Share price guarantee from HPI		126,582
Issuance of HPI warrants to third party for settlement of
Chex obligation		73,882
Cash repayments		(400)
Consulting fees applied to officer’s receivable	(100,800)	(31,334)
Receipt of company common stock in return for debt
forgiveness [A]	(5,412,219)
Receipt of 1,200,000 shares of HPI common stock in
payment of principal balance owed as of January 31,
2006 from HPI and Denaris		(5,584,944)
Amount due from HPI under indemnification			1,815,352
Purchase by Chex of FFFC warrant owned by Equitex			(47,500)

Ending principal balances [B]	354,166	5,867,185	6,070,785

Interest receivable, including reclassification of interest
from an officer of Chex of $61,066 (2005) and interest
due from Parent company (and its subsidiary) of
$399,658 (2006) and $858,849 (2005)		399,658	919,915

Ending principal and interest balances	$354,166	$6,266,843	$6,990,700

[A]
In January 2007, HPI returned 8,917,344 shares of FFFC common stock to the Company, as well as shares of Key, Nova and Denaris that HPI owned in full settlement of amounts due the Company of $5,412,219 in receivables and $402,398 of interest.

The above balances are presented as a reduction of stockholders’ equity on the accompanying consolidated balance sheets.

[B]	The principal balance at December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005

HPI	$-	$5,412,219	$4,480,490
Denaris	-	-	1,104,359
Chex officer	354,166	454,966	485,936

	$354,166	$5,867,185	$6,070,785

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2007, 2006 AND 2005

9.	Stockholders’ equity deficiency (continued):

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

10.	Selected quarterly financial data (unaudited):

Selected unaudited quarterly financial data for 2007 and 2006 is summarized as follows:

	2007

	First	Second	Third	Fourth
	Quarter	quarter	Quarter	Quarter (a)

Revenues	$23,560	$ 24,710	$ 21,103	$ 22,214

Gross margin	1,132	12,211	3,243	16,228
Net loss	(745,623)	(334,986)	(665,945)	(2,165,744)
Basic loss per common share	(0.11)	(0.05)	(0.09)	(0.29)

	2006

	First		Second		Third	Fourth
	Quarter		quarter		Quarter	Quarter

Revenues	$2,011,956		$ 180,426

Location gross margin (loss)	778,786		212,818		$ (12,296)	$ 12,889
Net income (loss) (b)	145,691	(c)	(1,106,120)	(d)	(207,009)	(242,242)
Basic income (loss) per common share (e)	0.01		(0.07)		(0.01)	(0.02)

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2007, 2006 AND 2005

10.	Selected quarterly financial data (unaudited) (continued):

(a)	Includes expense of $1,206,000 for the permanent impairment of HPI common stock.

(b)
Includes adjustments of approximately $279,000, $133,000 and $31,000, respectively, to increase income tax expense during the first, second and third quarters of 2006.  These adjustments were not reflected in the Company’s quarterly reports and therefore the correction was made in the fourth quarter of 2006.

(c)	Chex sold substantially all of its assets in January 2006 and recorded a gain during the first quarter of 2006 of $4,145,835 on the sale.

(d)	Includes $1,021,000 recorded as a loss on debt extinguishment.

(e)	Basic income (loss) per common share differs from previously reported amounts due to the change in the net income (loss) from the tax adjustments noted in (b) described above.