Form 10-Q
period 2008-03-31
FASTFUNDS FINANCIAL CORP
filed 2008-05-15
CIK 779956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2008

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b.2 of the Exchange Act). ☒Yes  ☐No

Number of shares of common stock outstanding at May 15, 2008: 8,174,342

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$4,888	$479
Accounts receivable, net of allowance of $135 (2008) and $150 (2007)	222,987	216,591
Current portion of notes and advances receivable (Note 3)	170,000	170,000
Other current assets	4,213	4,213

Total current assets	402,088	391,283

Notes receivable (Note 3)	29,575	69,575
Property and equipment, net of accumulated depreciation of $82,542 (2008) and $79,799 (2007)	-	2,743
Deferred loan costs, net of accumulated amortization of $877,811 (2008) and $724,525 (2007)	-	153,286
Intangible and other assets	200	200

	29,775	225,804

	$431,863	$617,087

LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

Current liabilities:
Checks issued in excess of cash in bank	$136	$2,992
Accounts payable	623,007	564,987
Due to HPI (Note 6)	75,000	75,000
Accrued expenses, including related parties $5,120 (2008) and $4,702 (2007) (Note 4)	999,846	835,274
Promissory notes and current portion of long-term debt (Note 5), including related parties
of $237,272 (2008) and $196,072 (2007)	2,365,872	2,324,672
Convertible debentures, net of discount of $5,223 (2007) (Note 5)	-	132,277
Derivative liabilities (Notes 5 and 6)	648,000	1,052,535

Total current liabilities	4,711,861	4,987,737

Commitments and contingencies (Note 6)

Stockholders' equity deficiency (Note 9):
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding
Common stock, $.001 par value; 250,000,000 shares authorized; 17,091,686 (2008) and
16,248,851 shares (2007) issued and 8,175,432 (2008) and 7,331,597 shares (2007) outstanding	17,092	16,249
Additional paid-in capital	17,136,658	16,580,624
Notes, advances and interest receivable, related parties	(328,966)	(354,166)
Common treasury stock at cost; 8,917,344 shares	(4,547,845)	(4,547,845)
Accumulated deficit	(16,556,937)	(16,065,512)

Total stockholders' equity deficiency	(4,279,998)	(4,370,650)

	$431,863	$617,087

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

	2008	2007

Fee revenue, net	$20,348	$23,560

Operating expenses:
Processing fees	10,748	21,425
Returned checks (collected)	(3,467)	(3,700)
Other	3,203	4,703

Total operating expenses	10,484	22,428

Gross margin	9,864	1,132

Selling, general and administrative	(311,067)	(476,908)

Loss from operations	(301,203)	(475,776)

Other income (expense):
Interest expense including related party interest of $3,140 (2008) and $0 (2007)	(190,222)	(82,036)
Loss on debt extinguishment and restructuring	-	(190,571)
Interest income including related party interest of $2,739 (2007)	-	2,760

Total other expense	(190,222)	(269,847)

Loss before income taxes	(491,425)	(745,623)

Net loss	$(491,425)	$(745,623)

Net loss per share basic and diluted	$(0.06)	$(0.11)

Weighted average number of common shares outstanding basic and diluted	7,757,555	6,921,371

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY DEFICIENCY

THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)

				Notes,
				advances and			Total
			Additional	and interest			stockholders'
	Common stock		paid-in	receivable,	Common stock	Accumulated	equity
	Shares	Amount	capital	related parties	treasury	deficit	deficiency

Balances, January 1, 2008	16,248,851	$16,249	$16,580,624	$(354,166)	$(4,547,845)	$(16,065,512)	$(4,370,650)

Decrease in notes and advances receivable due from related
parties, net (Note 7)				25,200			25,200

Issuance of common stock in satisfaction of convertible
debentures, derivative liability and accrued interest	842,835	843	556,034				556,877

Net loss						(491,425)	(491,425)

Balances, March 31, 2008	17,091,686	$17,092	$17,136,658	$(328,966)	$(4,547,845)	$(16,556,937)	$(4,279,998)

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

	2008	2007

Net cash used in operating activities	$(73,935)	$(183,916)

Cash flows from investing activities:
Cash acquired in redemption agreement transaction (Note 1)	-	2,363
Issuance of notes receivable	-	(50,000)
Repayments on notes and interest receivable	40,000	165,000

Net cash provided by investing activities	40,000	117,363

Cash flows from financing activities:
Increase (decrease in) in checks issued in excess of cash in bank	(2,856)
Borrowings on notes and loans payable	41,200	87,500
Payment of deferred loan costs	-	(8,750)

Net cash provided by financing activities	38,344	78,750

Net increase in cash and cash equivalents	4,409	12,197
Cash and cash equivalents, beginning	479	53,190

Cash and cash equivalents, ending	$4,888	$65,387

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$72,186

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Conversion of convertible debentures and accounts payable to common stock	$152,324	$125,000

Conversion of derivative liability to common stock	$404,535	$-

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

1.	Business and organization, basis of presentation, asset sale and management’s plans:

Business and organization:

FastFunds Financial Corporation (“FFFC” or the “Company”) is a holding company, and through January 31, 2006, operated primarily through its wholly-owned subsidiary Chex Services, Inc. (“Chex”).  As disclosed in the December 31, 2007 Form 10-K, FFFC also has several other non-operating wholly-owned subsidiaries.  FFFC and its subsidiaries are referred to as (the “Company”).

Chex, a Minnesota corporation, provided financial services prior to the sale of substantially all of Chex’s assets, which primarily consisted of check cashing, automated teller machine (ATM) access, and credit card advances to customers primarily at Native American owned casinos and gaming establishments (the “Asset Sale”).

Basis of presentation:

Unaudited financial statements:

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for all stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (SEC) on April 15, 2008.  Interim results of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of future results for the full year.  Certain amounts from the 2007 periods have been reclassified to conform to the presentation used in the current period.

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

On March 14, 2006, FFFC loaned HPI $5 million of the total proceeds from the Asset Sale for one year at 10% per annum interest (Note 6). This note was settled as part of the Redemption Agreement described below.

Pursuant to the APA, FFFC and Chex owed Game approximately $300,000.  Game, FFFC and Chex agreed to settle the balance due for $275,000 with payment terms.  FFFC and Chex has not made any of the payments stipulated in the settlement, and subsequently, Game filed a complaint against Chex, FFFC and HPI seeking approximately $318,000.  The Company has agreed to a judgment of $275,000 plus interest and attorney fees for a total of $329,146 (included in accounts payable and accrued expenses in the balance sheet presented herein).  FFFC and Chex have agreed to indemnify HPI.

Going concern andmanagement’s plans:

In the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.  The Company’s interim financial statements for the three months ended March 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course

FASTFUNDS FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

1.	Business and organization, basis of presentation, asset sale and management’s plans (continued)

Going concern and management’s plans (continued):

of business.  The Company reported a net loss of $491,425 for the three months ended March 31, 2008 and has a working capital deficit of approximately $4,310,000 and accumulated deficit of approximately $16,557,000 as of March 31, 2008.  Moreover, the Company presently has no ongoing business operations or sources of revenue and has little resources with which to obtain or develop new operations.

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

In May 2008, FFFC signed an Agreement and Plan of Merger and Reorganization and a related Addendum to acquire Industrial Systems, Inc. ("ISI"). ISI, founded in 1991 and based in Delta, Colorado, provides turn-key engineering procurement and construction services to the mining, energy and natural resources industries throughout the United States. The letter of intent calls for FFFC to acquire 100% of the outstanding securities of ISI in an all stock tax-free exchange. The terms of the definitive agreement call for the existing stockholders of ISI to own approximately 80% of the Company's common stock at closing of the transaction. Completion of the transaction is subject to FFFC having no liabilities on its balance sheet unless mutually agreed upon, as well as further due diligence by each party, and other customary pre-closing conditions, and is anticipated to occur during the quarter ending June 30, 2008. If consummated, this transaction would likely be accounted for as public shell merger or a reverse acquisition with the Company being treated for accounting purposes as the accounting acquiree.

2.	Summary of significant accounting policies:

A summary of our significant accounting policies is included in our 2007 Annual Report on Form 10-K.

Net loss per share:

Net loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants and common stock underlying convertible promissory notes at March 31, 2008 and 2007 were 4,204,280 and 4,329,280, respectively, and are not considered in the calculation for the three months ended March 31, 2008 and 2007, as the impact of the potential common shares would be to decrease loss per share.  Therefore, diluted loss per share for the three months ended March 31, 2008 and 2007 is equivalent to basic loss per share.

Recently issued accounting pronouncements:

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

FASTFUNDS FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

2.	Summary of significant accounting policies (continued):

Recently issued accounting pronouncements (continued):

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

The Company does not believe that any other recently issued, but not yet effective, accounting standards will have a material will have an effect on the Company’s consolidated financial position, results of operations or cash flow.

3.	Notes and interest receivable:

Notes and interest receivable at March 31, 2008 and December 31, 2007, consist of the following:

	March 31,	December 31,
	2008	2007

Note receivable, ISI; interest at 6%; matured April 2007; currently in default	$50,000	$50,000

Note receivable (Denaris) from Paymaster Jamaica (see Redemption Agreement) (Note 1); interest at 10%, collateralized by a pledge of Paymaster Jamaica common shares by Paymaster Jamaica's president; note matures in August 15, 2008; payments of interest only due semi-annually beginning August 15, 2003 through maturity (received payments of $100,425 through March 31, 2008); a valuation allowance of $250,000 has been recorded against this receivable at March 31, 2008 and December 31, 2007	399,575	439,575

FASTFUNDS FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

3.	Notes and interest receivable (continued):

	March 31,	December 31,
	2008	2007

Note receivable from Coast ATM, LLC; interest at 10%; matured November 2005; currently in default; a valuation allowance of $50,000 has been recorded against this receivable at March 31, 2008 and December 31, 2007; is in default and non-performing	50,000	50,000

	499,575	539,575
Less current maturities	(170,000)	(170,000)

Notes and advances receivable, net of current portion, before valuation allowance	329,575	369,575
Less valuation allowance	(300,000)	(300,000)

Notes receivable, long-term	$29,575	$69,575

4.	Accrued liabilities:

Accrued liabilities at March 31, 2008 and December 31, 2007 were $999,846and $835,274, respectively, and were comprised of:

	2008	2007

Legal fees	$263,849	$263,849
Interest	322,657	188,639
Accounting fees	90,883	83,883
Consultants and advisors	61,000	52,000
Director’s fees	93,740	81,239
Registration rights	98,013	98,013
Other	69,704	67,651

	$999,846	$835,274

5.	Promissory notes, including related and current portions of long-term debt:

Promissory notes, including related parties and current portions of long-term debt at March 31, 2008 and December 31, 2007, consist of the following:

	March 31,	December 31,
	2008	2007

Promissory notes payable:

Various related parties; interest rate ranging from 8% to 10%	$237,272	$196,072

Notes payable; interest rates ranging from 9% to 15%; interest payable quarterly; the notes are unsecured, matured on February 28, 2008; currently in default and past due [A]	2,128,600	2,128,600

FASTFUNDS FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

5.	Promissory notes, including related and current portions of long-term debt(continued):

	March 31,	December 31,
	2008	2007

	$2,365,872	$2,324,672

Long-term debt:

Convertible debentures, net of discount of $5,223 (2007) [B]	$-	$132,277

Less current portion	-	(132,277)

Long-term debt, net of current portion	$0	$0

[A]
These notes payable (the “Promissory Notes”) originally became due on February 28, 2007.  The Company renewed $283,000 of the Promissory Notes on the same terms and conditions as previously existed.  In April 2007 the Company, through a financial advisor, restructured $1,825,000 of the Promissory Notes (the “Restructured Notes”).  The Company has accrued an expense of $36,500 to compensate the financial advisor 2% of the Restructured Notes as well as having issued 150,000 shares of common stock to the financial advisor.  The Restructured Notes carry a stated interest rate of 15% (a default rate of 20%) and matured on February 28, 2008.  The Company has not paid the interest due since June 2007, and no principal payments on the Promissory Notes have been made in 2008 and accordingly, they are in default.

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

The fair market value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123R using the following weighted average assumptions:

Expected dividend yield	Risk-free interest rate	Volatility	Expected term

0%	4.23%	116%	5 years

[B]
As of December 31, 2007, the Company entered into purchase agreements with accredited investors for the issuance and sale of $137,500 of 10% unsecured convertible debentures in private transactions (the “Debentures”).  The Debentures are convertible at 75% of the average closing bid price per share of the Company’s common stock for the twenty days immediately preceding the date of conversion.  The Debentures cannot be converted until nine months after the issuance date of each Debenture.

The Company has determined that the conversion feature represents an embedded derivative.  Since the Debentures are convertible into a variable number of shares upon conversion, the conversion feature is

FASTFUNDS FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

5.	Promissory notes, including related and current portions of long-term debt(continued):

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

In February 2008, the Debenture Holders converted the $137,500 of Debentures and unpaid interest of $14,842 to 842,835 shares of common stock of the Company.  The shares were issued at a conversion price of approximately $0.18 per share.  Additionally, $404,535 that was previously expensed and recorded as a derivative liability on the balance sheet at December 31, 2007 was eliminated with the offset to additional paid-in capital.

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

Future approximate minimum lease payments due under this lease as of March 31, 2008, are as follows:

Year ending December 31,	Amount

2008	$ 35,000
2009	37,000
2010	3,200

$ 75,200

Rent expense for the years ending December 31, 2007, 2006 and 2005 was approximately $32,000, $54,000 and $184,000, respectively.

Consulting agreements:

In March 2007, pursuant to the Restructured Notes (Note 5), the Company issued 150,000 shares of its common stock to a financial advisor and is to pay the advisor $36,500. The shares were valued at $112,500 and the total cost of $149,000 has been amortized over the one year renewal on the Restructured Notes.

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

FASTFUNDS FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

6.	Commitments and contingencies (continued):

months ended March 31, 2008 and 2007, the Company recorded consulting expenses of $25,200 and $25,200 and the note receivable from an officer has been reduced by $25,200, for the three months ended March 31, 2008.

HPI Stock Price Guaranty:

In May 2006, HPI and the Company negotiated a settlement regarding convertible notes with a face value of $200,000 issued by the Company, whereby HPI issued 180,000 shares of its common stock. In connection with the Settlement Agreement, a Stock Sale and Lock-up Agreement, Registration Agreement and an Escrow Agreement were also entered into (the “Agreements”).   Terms of the Agreements stipulate a price protection clause whereby the Company under certain circumstances must reimburse the former debt holders if the market price of the HPI common stock issued to them in the settlement is below $4.00 per share at the time they sell the stock.  As a result, the Company has recorded a derivative liability due to the debt holders at March 31, 2008 and December 31, 2007 of $648,000. The amounts are included on the balance sheet in derivative liabilities.

7.	Stockholders’ equity deficiency:

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

The following table summarizes the activity for the year ended December 31, 2007and for the three ended March 31, 2008:

	March 31,	December 31,
	2008	2007

Beginning principal balances	$354,166	$5,867,185
Consulting fees applied to officer receivable	(25,200)	(100,800)
Receipt of Company common stock in return for debt forgiveness	-	(5,412,219)

Ending principal balances [A]	$328,966	$354,166

[A]	The principal balance at March 31, 2008 and December 31, 2007 are all due from a former Chex officer.

8.	Stock based compensation:

The Company has one stock option plan and also grants options and warrants to consultants outside of its stock option plan pursuant to individual agreements. There were no options granted for the three months ended March 31, 2008.

Options are generally granted with an exercise price equal to the Company’s market price of its common stock on the date of the grant and vest immediately upon issuance.  All options outstanding at March 31, 2008 are fully-vested and exercisable.  A summary of outstanding balances at January 1, and March 31, 2008 is as follows:

FASTFUNDS FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

8.	Stock based compensation (continued):

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Options	exercise price	Remaining contractual life	Value

Outstanding at January 1, 2008	455,000	$ 1.05	5.97	$ -
Options granted	-	-	-	-

Outstanding at March 31, 2008	455,000	$ 1.05	5.72	$ -

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

GENERAL

FastFunds Financial Corporation (“FFFC”) is a holding company and through January 31, 2006 operated primarily through its wholly-owned subsidiary Chex Services, Inc. (“Chex”).  As disclosed in the December 31, 2007 10-K, FFFC also has several other non-operating wholly-owned subsidiaries.  FFFC and its subsidiaries are referred to as (the “Company”).  The Company is an equity investee of Hydrogen Power, Inc. (“HPI”), a public company, formerly known as Equitex, Inc.  As of March 31, 2008, HPI owns approximately 48% of the Company’s outstanding common stock.

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

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2007 and 2006.  The financial statements presented for the three months ended March 31, 2008 and 2007 include FFFC and its wholly-owned subsidiaries, which primarily reflect the operations of Chex through the date of the Asset Sale.

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

The Company’s financial statements for the three months ended March 31, 2008 and the year ended December 31, 2007 have been prepared on a going concern basis, which contemplates the realization of its remaining assets and the settlement of liabilities and commitments in the normal course of business.  The Company has incurred significant losses since its inception and has a working capital deficit of approximately $4,310,000, and an accumulated deficit of approximately $4,280,000 as of March 31, 2008.  Moreover, it presently has no ongoing business operations or sources of revenue, and little available resources with which to obtain or develop new operations.

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

In May 2008, FFFC signed an Agreement and Plan of Merger and Reorganization and a related Addendum to acquire Industrial Systems, Inc. ("ISI"). ISI, founded in 1991 and based in Delta, Colorado, provides turn-key engineering procurement and construction services to the mining, energy and natural resources industries throughout the United States. The letter of intent calls for FFFC to acquire 100% of the outstanding securities of ISI in an all stock tax-free exchange. The terms of the definitive agreement call for the existing stockholders of ISI to own approximately 80% of the Company's common stock at closing of the transaction. Completion of the transaction is subject to FFFC having no liabilities on its balance sheet unless mutually agreed upon, as well as further due diligence by each party, and other customary pre-closing conditions, and is anticipated to occur during the quarter ending June 30, 2008.  If consummated, this transaction would likely be accounted for as public shell merger or a reverse acquisition with the Company being treated for accounting purposes as the accounting acquiree.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2008, net cash used in operating activities was $73,935 compared to $183,916 for the three months ended March 31, 2007.  Net loss was $491,425 for the three months ended March 31, 2008 compared to $745,623 for the three months ended March 31, 2007. The net loss in the current period includes non-cash expenses of approximately $186,452.  The non-cash expenses are $119,200 of costs associated with the issuance of common stock, warrants and options and $67,252 of depreciation and amortization and non-cash interest expense.  The net loss for the three months ended March 31. 2007 was primarily a result of non-cash expenses of approximately $507,000.  The non-cash expenses are $263,420 of costs associated with the issuance of common stock, warrants and options, $190,571 of costs related to expenses associated with debt extinguishment and $48,013 of depreciation and amortization and non-cash interest expense.

Net cash provided by investing activities for the three months ended March 31, 2008 was $40,000 compared to $117,363 for the three months ended March 31, 2007. Net cash provided by investing activities for the three months ended March 31, 2008 was a result of payments received on notes and interest receivable of $40,000.  Net cash provided by investing activities for the three months ended March 31, 2007 was a result of payments received on notes receivable of $165,000, advances made on notes receivable of $50,000 and cash equivalents of $2,363 acquired pursuant to the transaction of the Redemption Agreement.

Net cash provided by financing activities for the three months ended March 31, 2008 was $38,344 compared to $78,750 for the three months ended March 31, 2007.  The significant activity for the three months ended March 31, 2008 is the Company received net proceeds of $41,200 on the issuance of notes payable.  For the three months ended March 31, 2007, the Company received net proceeds of $78,750 from the issuance of notes payable.

For the three months ended March 31, 2008, cash and cash equivalents increased by $4,409 compared to an increase of $12,197 for the three months ended March 31, 2007.  Ending cash and cash equivalents at March 31, 2008 was $4,888 compared to $65,387 at March 31, 2007.

We have limited cash and cash equivalents on hand and need to raise funds to continue to be able to support our operating expenses and to meet our other obligations as they become due.  Sources available to us that we may utilize include the sale of our or HPI’s equity securities, as well as the exercise of outstanding options and warrants, which may cause dilution to our stockholders.

REVENUES

Total revenues for the three months ended March 31, 2008 were $20,348 compared to $23,560 for the three months ended March 31, 2007.  Revenues in both periods consist of credit card income on Nova’s remaining portfolio.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2008 and 2007 were $10,484 and $22,428, respectively and are primarily comprised of expenses related to third party servicing fees of Nova’s remaining credit card portfolio.

CORPORATE OPERATING EXPENSES

Corporate operating expenses for the three months ended March 31, 2008 were $311,067, respectively and for the three months ended March 31, 2007 were $476,908, respectively.  The expenses were comprised of the following:

	Three months ended
	March 31,
	2008	2007

Salaries and benefits	$13,163	$13,012
Stock-based compensation	119,200	263,420
Accounting, legal and consulting	152,362	141,007
Travel and entertainment	1,200	3,375
Depreciation and amortization	2,743	2,825
Other	22,399	53,269

	$311,067	$476,908

For the three months ended March 31, 2008 and 2007 corporate operating expenses are primarily related to FFFC.

Salaries and benefits didn’t vary significantly for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 period as the Company has had one salaried employee during both periods.

Stock based compensation expense for the three months ended March 31, 2008 was $119,200 and primarily consists of the amortization of common stock, options and warrants issued related to guaranty fees and other costs related to the Restructured Notes.  Stock based compensation for the three months ended March 31, 2007 was $263,420 and consists of 800,000 warrants to purchase the Company’s common stock at $0.50 per share, valued at $608,000 under the Black-Scholes option pricing model.  The Company is amortizing the $608,000 over a one-year term, and accordingly, the shares were valued at $50,000.  Additionally, the Company issued 620,000 warrants to purchase the Company’s common stock at $0.50-$0.75 per share and valued at $213,420 under the Black-Scholes option pricing model.

Accounting, legal and consulting expenses increased slightly for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The increase for the three months ended March 31, 2008 was primarily a result of increases in legal fees of approximately $38,000, which includes the settlement of litigation.  FFFC has consulting agreements with two officers who provide various consulting services to the Company. These continuing agreements require the Company to pay approximately $15,000 per month.

Other costs included in corporate operating expenses decreased for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

OTHER INCOME (EXPENSE)

Other expenses, net for the three months ended March 31, 2008 were $190,222 compared to $269,847 for the three months ended March 31, 2007.  Included in other expenses for the three months ended March 31, 2007 is the $   of expenses recognized on debt extinguishment.  Interest expense for the three months ended March 31, 2008 and 2007 is summarized as:

	2008	2007

Notes payable to individual investors	$112,045	$62,050
Amortization of deferred loan costs and note discounts	39,309	19,986
Other	38,868

	$190,222	$82,036

There was no interest income for the three months ended March 31, 2008 compared to $2,760 for the three months ended March 31, 2007.  Also included in other expenses for the three months ended March 31, 2007, was $190,571 of costs pursuant to a settlement agreement whereby the Company guaranteed the price on 180,000 shares of HPI common stock issued as payment to the convertible notes payable holders.  The settlement terms stipulate a registration rights penalty clause and a price protection clause whereby the Company must reimburse the former debt holders if the market price of the HPI common stock issued to them in the settlement is below $4.00 per share at the time they sell the stock.  As a result, the Company has recorded a derivative liability of approximately $648,000 at March 31, 2008 representing the difference between the market value of the shares issued as of March 31, 2008 and the $4.00 stated in the settlement agreement.

INCOME TAX EXPENSE

There was no income tax expense for the three months ended March 31, 2008 and 2007.

CONTRACTUAL OBLIGATIONS

No material changes outside the ordinary course of business during the quarter ended March 31, 2008.

CRITICAL ACCOUNTING POLICIES

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

The Company does not believe that any other recently issued, but not yet effective, accounting standards will have a material will have an effect on the Company’s consolidated financial position, results of operations or cash flow.

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

The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiary are exposed relate to the market prices of common stock of HPI and the Company. The Company has only fixed rate debt at March 31, 2008 and December 31, 2007.

	March 31,	December 31,
	2008	2007

Derivative liabilities (1,2)	$648,000	$1,052,535
Convertible debentures (2)	-	137,500

	$648,000	$1,190,035

(1)
The Company has given a price guaranty under certain circumstances to former noteholders on the value of 180,000 shares of HPI common stock they received in a settlement of $4.00 per share. At December 31, 2007 and March 31, 2008, the common stock had a market value of $0. Accordingly, as of March 31, 2008 the Company has recorded a liability of $648,000. Also included in derivative liabilities at December 31, 2007 was $404,535 related to convertible debentures.

(2)	Convertible debentures exclude $5,223 of discounts at December 31, 2007. The debentures were converted in February 2008.

ITEM FOUR
DISCLOSURE CONTROLS AND PROCEDURES

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherit limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth in “Internal Control-Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, our management concluded, as of December 31, 2007, our internal control over financial reporting was not effective based on those criteria.  The following material weaknesses were identified from our evaluation:

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

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

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

FastFunds Financial Corporation
(Registrant)

Date: May 15, 2008	By: /s/ Barry Hollander
Barry Hollander
Acting Chief Executive Officer
Principal Executive Officer and
Principal Accounting Officer