Form 10-K/A
period 2007-12-31
FASTFUNDS FINANCIAL CORP
filed 2008-08-06
CIK 779956

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days: ☒Yes  ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer: Large Accelerated Filer ☐, Accelerated Filer ☐, Non-Accelerated Filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐Yes  ☒No

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,739,166 based on the last sale price of the Registrant's common stock as of the last business day of the Registrants’ most recently completed second fiscal quarter, ($0.51 per share as of June 30, 2007) as reported on the Over-the-Counter Bulletin Board.

The Registrant had 8,175,432 shares of common stock outstanding as of July 31, 2008.

Documents incorporated by reference: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, originally filed with the SEC on April 15, 2008, is being filed solely for the purpose of updating the disclosures contained in Exhibit 31.1 - Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

This Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures affected by subsequent events. Except for the items described above or contained in this Amendment, this Amendment continues to speak as of the date of the original Form 10-K, and does not modify, amend or update in any way the financial statements or any other item or disclosures for events occurring after the filing of the original Form 10-K on April 15, 2008.

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

Date: July 17, 2008	FASTFUNDS FINANCIAL CORPORATION
(Registrant)
By /S/ BARRY HOLLANDER Acting Chief Executive Officer Principal Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: July 17, 2008	/S/ BARRY HOLLANDER
Barry Hollander, Acting Chief Executive Officer

Date: July 17, 2008	/S/ AARON A. GRUNFELD
Aaron A. Grunfeld, Director

Date: July 17, 2008	/S/ HENRY FONG
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