Form 10-Q
period 2008-06-30
FASTFUNDS FINANCIAL CORP
filed 2008-08-19
CIK 779956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission File No. 000-33053

FASTFUNDS FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Nevada	87-0425514
(State or other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

319 Clematis Street, Suite 703
West Palm Beach, Florida 33401
(Address of Principal Executive Offices, Including Zip Code)

Registrant's telephone number, including area code: (561) 514-9042

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No 

Indicate by a check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of shares of common stock outstanding at August 19, 2008: 8,175,432

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$1,334	$479
Accounts receivable, net of allowance of $180 (2008) and $150 (2007)	212,426	216,591
Current portion of notes and advances receivable (Note 3)	170,000	170,000
Other current assets	4,213	4,213

Total current assets	387,973	391,283

Notes receivable (Note 3)	9,575	69,575
Property and equipment, net of accumulated depreciation of $82,542 (2008) and $79,799 (2007)	-	2,743
Deferred loan costs, net of accumulated amortization of $877,811 (2008) and $724,525 (2007)	-	153,286
Intangible and other assets	200	200

	9,775	225,804

	$397,748	$617,087

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Checks issued in excess of cash in bank	$1,938	$2,992
Accounts payable	693,285	564,987
Due to HPI (Note 6)	75,000	75,000
Accrued expenses, including related parties $12,198 (2008) and $4,702 (2007) (Note 4)	1,092,712	835,274
Promissory notes and current portion of long-term debt (Note 5), including related parties
of $332,672 (2008) and $196,072 (2007)	2,461,272	2,324,672
Convertible debentures, net of discount of $5,223 (2007) (Note 5)	-	132,277
Derivative liabilities (Notes 5 and 6)	648,000	1,052,535

Total current liabilities	4,972,207	4,987,737

Commitments and contingencies (Notes 4, 5, 6 and 7)

Stockholders' equity (deficiency) (Note 9):
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding
Common stock, $.001 par value; 250,000,000 shares authorized; 17,091,686 (2008) and
16,248,851 shares (2007) issued and 8,175,432 (2008) and 7,331,597 shares (2007) outstanding	17,092	16,249
Additional paid-in capital	17,136,658	16,580,624
Notes, advances and interest receivable, related parties	(303,766)	(354,166)
Common treasury stock at cost; 8,917,344 shares	(4,547,845)	(4,547,845)
Accumulated deficit	(16,876,598)	(16,065,512)

Total stockholders' equity (deficiency)	(4,574,459)	(4,370,650)

	$397,748	$617,087

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Fee revenue, net	$21,325	$24,710	$41,673	$48,270

Operating expenses:
Processing fees	10,168	16,881	20,916	38,306
Returned checks (collected)	(2,221)	(7,795)	(5,688)	(11,495)
Other	3,297	3,413	6,500	8,116

Total operating expenses	11,244	12,499	21,728	34,927

Gross profit	10,081	12,211	19,945	13,343

Selling, general and administrative	(217,376)	(303,611)	(528,443)	(780,519)

Loss from operations	(207,295)	(291,400)	(508,498)	(767,176)

Other income (expense):
Interest expense including related party interest of $4,356
and $7,496 for the three and six months (2008)	(112,366)	(129,098)	(302,588)	(211,134)
Loss on debt extinguishment and restructuring	-	-	-	(190,571)
Interest income including related party interest for the six
months of $2,739 (2007)	-	54,596	-	57,356

Total other expense	(112,366)	(74,502)	(302,588)	(344,349)

Loss before income taxes	(319,661)	(365,902)	(811,086)	(1,111,525)
Income tax benefit	-	30,916		30,916

Net loss	$(319,661)	$(334,986)	$(811,086)	$(1,080,609)

Net loss per share	$(0.04)	$(0.05)	$(0.10)	$(0.15)

Weighted average number of common shares outstanding
Basic and diluted	8,174,342	7,245,301	7,965,949	7,084,231

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

				Notes,
				advances and			Total
			Additional	and interest			stockholders'
	Common stock		paid-in	receivable,	Common stock	Accumulated	equity
	Shares	Amount	capital	related parties	treasury	deficit	(deficiency)

Balances, January 1, 2008	16,248,851	$16,249	$16,580,624	$(354,166)	$(4,547,845)	$(16,065,512)	$(4,370,650)

Decrease in notes and advances receivable due from
related parties, net (Note 7)				50,400			50,400

Issuance of common stock in satisfaction of convertible
debentures, derivative liability and accrued interest	842,835	843	556,034				556,877

Net loss						(811,086)	(811,086)

Balances, June 30, 2008	17,091,686	$17,092	$17,136,658	$(303,766)	$(4,547,845)	$(16,876,598)	$(4,574,459)

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

	2008	2007

Net cash used in operating activities	$(194,691)	$(288,718)

Cash flows from investing activities:
Cash acquired in redemption agreement transaction (Note 1)	-	2,363
Issuance of notes receivable	-	(50,000)
Repayments on notes and interest receivable	60,000	195,000

Net cash provided by investing activities	60,000	147,363

Cash flows from financing activities:
Increase (decrease in) in checks issued in excess of cash in bank	(1,054)
Borrowings on notes and loans payable	136,600	124,100
Payment of deferred loan costs	-	(8,750)

Net cash provided by financing activities	135,546	115,350

Net decrease in cash and cash equivalents	855	(26,005)
Cash and cash equivalents, beginning	479	53,190

Cash and cash equivalents, ending	$1,334	$27,185

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$163,296

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Unrealized loss on available-for-sale securities		$443,000

Conversion of convertible debentures and accounts payable to common stock	$152,324	$125,000

Conversion of derivative liability to common stock	$404,533

Issuance of parent company common stock by parent company to third
parties in satisfaction of notes and interest payable		$286,037

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

1.	Business and organization, basis of presentation, asset sale and management’s plans:

Business and organization:

FastFunds Financial Corporation (“FFFC” or the “Company”) is a holding company, and through January 31, 2006, operated primarily through its wholly-owned subsidiary Chex Services, Inc. (“Chex”).  As disclosed in the December 31, 2007 Form 10-K, FFFC also has several other wholly-owned subsidiaries.  FFFC and its subsidiaries are referred to as (the “Company”).

Chex, a Minnesota corporation, provided financial services prior to the sale of substantially all of Chex’s assets, which primarily consisted of check cashing, automated teller machine (ATM) access, and credit card advances to customers primarily at Native American owned casinos and gaming establishments (the “Asset Sale”).

Basis of presentation:

Unaudited financial statements:

The accompanying condensed consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for all stated periods have been made.  Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (SEC) on April 15, 2008.  Interim results of operations for the six months ended June 30, 2008 and 2007 are not necessarily indicative of future results for the full year.  Certain amounts from the 2007 periods have been reclassified to conform to the presentation used in the current period.

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

SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

1.	Business and organization, basis of presentation, asset sale and management’s plans (continued)

Asset sale (continued):

proceeds of $12,642,784 and realized a pre-tax book gain of $4,145,835.  As a result of the Asset Sale, the Company, until the acquisition of Nova Financial, had no substantial continuing operations.

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

Going concern and management’s plans:

In the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.  The Company’s interim financial statements for the six months ended June 30, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of $811,086 for the six months ended June 30, 2008 and has a working capital deficit of approximately $4,584,000 and accumulated deficit of approximately $16,877,000 as of June 30, 2008.  Moreover, the Company presently has limited business operations or sources of revenue and has little resources with which to obtain or develop new operations.

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

In May 2008, FFFC signed an Agreement and Plan of Merger and Reorganization and a related Addendum to acquire Industrial Systems, Inc. ("ISI"). ISI, founded in 1991 and based in Delta, Colorado, provides turn-key engineering procurement and construction services to the mining, energy and natural resources industries throughout the United States. The letter of intent calls for FFFC to acquire 100% of the outstanding securities of ISI in an all stock tax-free exchange. The terms of the definitive agreement call for the existing stockholders of ISI to own approximately 80% of the Company's common stock at closing of the transaction. Completion of the transaction is subject to FFFC having no liabilities on its balance sheet unless mutually agreed upon, as well as further due diligence by each party, and other customary pre-closing conditions, and was anticipated to occur during the quarter ending June 30, 2008.  As of August 18, 2008, the Company has not met the conditions to close and can give no assurance that it will meet such conditions.  If consummated, this transaction would likely be accounted for as public shell merger or a reverse acquisition with the Company being treated for accounting purposes as the accounting acquiree.

2.	Summary of significant accounting policies:

A summary of our significant accounting policies is included in our 2007 Annual Report on Form 10-K.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

2.	Summary of significant accounting policies (continued):

Net loss per share:

Net loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants and common stock underlying convertible promissory notes at June 30, 2008 and 2007 were 4,204,280 and 2,007,074, respectively, and are not considered in the calculation for the six months ended June 30, 2008 and 2007, as the impact of the potential common shares would be to decrease loss per share.  Therefore, diluted loss per share for the six months ended June 30, 2008 and 2007 is equivalent to basic loss per share.

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

In April 2008 FASB Staff Position No. 142-3 (“FSB 142-3”), “Determination of the Useful Life if Intangible Assets” was issued.  The standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets under FASB Statement 142, “Goodwill and Other Intangible Assets”.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  Early adoption is prohibited.  The Company has not determined the impact on the financial statements of this accounting standard.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

2.	Summary of significant accounting policies (continued):

Recently issued accounting pronouncements (continued):

The Company does not believe that any other recently issued, but not yet effective, accounting standards will have a material will have an effect on the Company’s consolidated financial position, results of operations or cash flow.

3.	Notes and interest receivable:

Notes and interest receivable at June 30, 2008 and December 31, 2007, consist of the following:

	June 30,	December 31,
	2008	2007
Note receivable, ISI; interest at 6%; matured April 2007; currently in default	$50,000	$50,000

Note receivable (Denaris) from Paymaster Jamaica (see Redemption Agreement) (Note 1); interest at 10%, collateralized by a pledge of Paymaster Jamaica common shares by Paymaster Jamaica's president; note matures in August 15, 2008; payments of interest only due semi-annually beginning August 15, 2003 through maturity (received payments of $60,000 through June 30, 2008); a valuation allowance of $250,000 has been recorded against this receivable at June 30, 2008 and December 31, 2007	379,575	439,575

Note receivable from Coast ATM, LLC; interest at 10%; matured November 2005; currently in default; a valuation allowance of $50,000 has been recorded against this receivable at June 30, 2008 and December 31, 2007; is in default and non-performing	50,000	50,000

	479,575	539,575
Less current maturities	(170,000)	(170,000)

Notes and advances receivable, net of current portion, before valuation allowance	309,575	369,575
Less valuation allowance	(300,000)	(300,000)

Notes receivable, long-term	$9,575	$69,575

4.	Accrued liabilities:

Accrued liabilities at June 30, 2008 and December 31, 2007 were $1,092,712 and $835,274, respectively, and were comprised of:

	2008	2007

Legal fees	$270,849	$263,849
Interest	435,023	188,639
Accounting fees	42,883	83,883
Consultants and advisors	28,500	52,000
Director’s fees	106,239	81,239
Registration rights	98,013	98,013
Other	111,205	67,651

	$1,092,712	$835,274

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

5.	Promissory notes, including related and current portions of long-term debt:

Promissory notes, including related parties and current portions of long-term debt at June 30, 2008 and December 31, 2007, consist of the following:

	June 30,	December 31,
	2008	2007

Promissory notes payable:

Various related parties; interest rate ranging from 8% to 10%	$332,672	$196,072

Notes payable; interest rates ranging from 9% to 15%; interest payable quarterly; the notes are unsecured, matured on February 28, 2008; currently in default and past due, interest being accrued at the default rate of 20% per annum [A]	2,128,600	2,128,600

	$2,461,272	$2,324,672

Long-term debt:

Convertible debentures, net of discount of $5,223 (2007) [B]	$-	$132,277

Less current portion	-	(132,277)

Long-term debt, net of current portion	$0	$0

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

In January 2008, the Company and the three guarantors received a complaint filed by the financial advisor (acting as agent for the holders of the Restructured Notes) and the holders of the Restructured Notes.  The claim is seeking $1,946,250 plus per diem interest beginning January 22, 2008 at the rate of twenty percent (20%) per annum plus $37,000 due the financial advisor for unpaid fees.  The Company is currently negotiating with the financial advisor to amend the Restructured Notes.  The Company can give no assurance that it will be successful in these negotiations.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

5.	Promissory notes, including related and current portions of long-term debt (continued):

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

Future approximate minimum lease payments due under this lease as of June 30, 2008, are as follows:

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

6.	Commitments and contingencies (continued):

Operating lease (continued):

Period ending June 30,	Amount

2009	$40,499
2010	22,831

$62,879

Rent expense for the period ending June 30, 2008, 2007 and 2006 was approximately $22,750, $12,500 and $54,000, respectively.

Consulting agreements:

In March 2007, pursuant to the Restructured Notes (Note 5), the Company issued 150,000 shares of its common stock to a financial advisor and is to pay the advisor $36,500.  The shares were valued at $112,500 and the total cost of $149,000 has been amortized over the one year renewal on the Restructured Notes.

In conjunction with the Asset Sale, a former FFFC director and Chex officer signed a five-year non-compete agreement with the buyer and also signed a release, waiving his right to any future commissions that he was previously entitled to.  The Company agreed to compensate the officer $100,800 annually, over the five-year term of the non-compete agreement.  Such compensation is to be applied to reduce the loan and interest receivable due from the officer (Note 6).  If the officer breaches his non-compete agreement, the officer is no longer entitled to compensation and will be liable for any amount remaining on the loan.  During the three months ended June 30, 2008 and 2007, the Company recorded consulting expenses of $25,200 and $25,200 and for each of the six months ended June 30, 2008 and 2007 the Company recorded $50,400 of expense.  The note receivable from an officer has been reduced by $50,400, for the six months ended June 30, 2008.

HPI Stock Price Guaranty:

In May 2006, HPI and the Company negotiated a settlement regarding convertible notes with a face value of $200,000 issued by the Company, whereby HPI issued 180,000 shares of its common stock. In connection with the Settlement Agreement, a Stock Sale and Lock-up Agreement, Registration Agreement and an Escrow Agreement were also entered into (the “Agreements”).   Terms of the Agreements stipulate a price protection clause whereby the Company under certain circumstances must reimburse the former debt holders if the market price of the HPI common stock issued to them in the settlement is below $4.00 per share at the time they sell the stock.  As a result, the Company has recorded a derivative liability due to the debt holders at June 30, 2008 and December 31, 2007 of $648,000. The amounts are included on the balance sheet in derivative liabilities.

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

The following table summarizes the activity for the year ended December 31, 2007 and for the six months ended June 30, 2008:

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

7.	Stockholders’ equity deficiency (continued):

Notes, advances and interest receivable from related parties (continued):

	June 30,	December 31,
	2008	2007

Beginning principal balances	$354,166	$5,867,185
Consulting fees applied to officer receivable	50,400	(100,800)
Receipt of Company common stock in return for debt forgiveness	-	(5,412,219)

Ending principal balances [A]	$303,766	$354,166

[A]	The principal balance at June 30, 2008 and December 31, 2007 are all due from a former Chex officer.

8.	Income taxes

Income tax benefit for the six months ended June 30, 2007 was approximately $31,000 and is primarily related to refunds received from various state tax returns.

9.	Stock based compensation:

The Company has one stock option plan and also grants options and warrants to consultants outside of its stock option plan pursuant to individual agreements.  There were no options granted for the six months ended June 30, 2008.

Options are generally granted with an exercise price equal to the Company’s market price of its common stock on the date of the grant and vest immediately upon issuance.  All options outstanding at June 30, 2008 are fully-vested and exercisable.  A summary of outstanding balances at January 1, and June 30, 2008 is as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Options	exercise price	Remaining contractual life	Value

Outstanding at January 1, 2008	455,000	$ 1.05	5.97	$ -
Options granted	-	-	-	-

Outstanding at June 30, 2008	455,000	$ 1.05	5.47	$ -

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

GENERAL

FastFunds Financial Corporation (“FFFC”) is a holding company and through January 31, 2006 operated primarily through its wholly-owned subsidiary Chex Services, Inc. (“Chex”).  As disclosed in the December 31, 2007 10-K, FFFC also has several other non-operating wholly-owned subsidiaries.  FFFC and its subsidiaries are referred to as (the “Company”).  The Company is an equity investee of Hydrogen Power, Inc. (“HPI”), a public company, formerly known as Equitex, Inc.  As of June 30, 2008, HPI owns approximately 48% of the Company’s outstanding common stock.

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

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2007 and 2006.  The financial statements presented for the three and six months ended June 30, 2008 and 2007 include FFFC and its wholly-owned subsidiaries, which primarily reflect the operations of Chex through the date of the Asset Sale.

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

The Company’s financial statements for the six months ended June 30, 2008 and the year ended December 31, 2007 have been prepared on a going concern basis, which contemplates the realization of its remaining assets and the settlement of liabilities and commitments in the normal course of business.  The Company has incurred significant losses since its inception and has a working capital deficit of approximately $4,584,000, and an accumulated deficit of approximately $16,877,000 as of June 30, 2008.  Moreover, it presently has no ongoing business operations or sources of revenue, and little available resources with which to obtain or develop new operations.

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

In May 2008, FFFC signed an Agreement and Plan of Merger and Reorganization and a related Addendum to acquire Industrial Systems, Inc. ("ISI"). ISI, founded in 1991 and based in Delta, Colorado, provides turn-key engineering procurement and construction services to the mining, energy and natural resources industries throughout the United States. The letter of intent calls for FFFC to acquire 100% of the outstanding securities of ISI in an all stock tax-free exchange. The terms of the definitive agreement call for the existing stockholders of ISI to own approximately 80% of the Company's common stock at closing of the transaction. Completion of the transaction is subject to FFFC having no liabilities on its balance sheet unless mutually agreed upon, as well as further due diligence by each party, and other customary pre-closing conditions, and was anticipated to occur during the quarter ending June 30, 2008.  As of August 18, 2008, the Company has not been able to meet the conditions to close and can give no assurance that it will be able to meet the conditions.  If consummated, this transaction would likely be accounted for as public shell merger or a reverse acquisition with the Company being treated for accounting purposes as the accounting acquiree.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2008, net cash used in operating activities was $194,691 compared to $288,718 for the six months ended June 30, 2007.  Net loss was $811,086 for the six months ended June 30, 2008 compared to $1,080,609 for the six months ended June 30, 2007. The net loss in the current period includes non-cash expenses of approximately $212,000.  The non-cash expenses are approximately $120,000 of costs associated with the issuance of common stock, warrants and options and $92,000 of depreciation and amortization and non-cash interest expense.  The net loss for the six months ended June 30, 2007 was primarily a result of non-cash expenses of approximately $679,000.  The non-cash expenses are $413,420 of costs associated with the issuance of common stock, warrants and options, $190,571 of costs related to expenses associated with debt extinguishment and $75,161 of depreciation and amortization and non-cash interest expense.

Net cash provided by investing activities for the six months ended June 30, 2008 was $60,000 compared to $147,363 for the six months ended June 30, 2007. Net cash provided by investing activities for the six months ended June 30, 2008 was a result of payments received on notes and interest receivable of $60,000.  Net cash provided by investing activities for the six months ended June 30, 2007 was a result of payments received on notes and interest receivable of $195,000, advances made on notes receivable of $50,000 and cash and cash equivalents of $2,363 acquired pursuant to the transaction of the Redemption Agreement.

Net cash provided by financing activities for the six months ended June 30, 2008 was $135,546 compared to $115,350 for the six months ended June 30, 2007.  The significant activity for the six months ended June 30, 2008 is the Company received net proceeds of $136,600 on the issuance of notes payable.  For the six months ended June 30, 2007, the Company received net proceeds of $124,100 on the issuance of notes payable.

For the six months ended June 30, 2008, cash and cash equivalents increased by $855 compared to a decrease of $26,005 for the six months ended June 30, 2007.  Ending cash and cash equivalents at June 30, 2008 was $1,334 compared to $27,185 at June 30, 2007.

We have limited cash and cash equivalents on hand and need to raise funds to continue to be able to support our operating expenses and to meet our other obligations as they become due.  Sources available to us that we may utilize include the sale of our or HPI’s equity securities, as well as the exercise of outstanding options and warrants, which may cause dilution to our stockholders.

REVENUES

Total revenues for the six months ended June 30, 2008 were $41,673 compared to $48,270 for the six months ended June 30, 2007.  Revenues in both periods consist of credit card income on Nova’s remaining portfolio.

OPERATING EXPENSES

Operating expenses for the six months ended June 30, 2008 and 2007 were $21,728 and $34,927, respectively and are primarily comprised of expenses related to third party servicing fees of Nova’s remaining credit card portfolio.

CORPORATE OPERATING EXPENSES

Corporate operating expenses for the three and six months ended June 30, 2008 were $217,376 and $528,443, respectively and for the three and six months ended June 30, 2007 were $303,611 and $780,519, respectively.  The expenses were comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Salaries and benefits	$12,918	$13,221	$26,081	$26,233
Stock-based compensation	-	150,000	119,200	413,420
Accounting, legal and consulting	189,354	118,662	341,716	258,170
Travel and entertainment	82	3,229	1,282	6,604
Depreciation and amortization	-	2,826	2,743	5,652
Other	15,022	15,673	37,421	70,440

	$217,376	$303,611	$528,443	$780,519

For the six months ended June 30, 2008 and 2007 corporate operating expenses are primarily related to FFFC.

Salaries and benefits didn’t vary significantly for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 period as the Company has had one salaried employee during both periods.

Stock based compensation expense for the six months ended June 30, 2008 was $119,200 and consists of the amortization of common stock, options and warrants issued related to guaranty fees and other costs related to the Restructured Notes.  Stock based compensation for the three and six months ended June 30, 2007 was $150,000 and $413,420 and primarily consists of the amortization of common stock, options and warrants issued related to guaranty fees and other costs related to the Restructured Notes.

Accounting, legal and consulting expenses increased for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007. The increase for the six months ended June 30, 2008 was primarily a result of increases in legal fees of approximately $97,000, which includes the settlement of litigation, as well as the costs of suing HPI.  FFFC has consulting agreements with two officers who provide various consulting services to the Company. These continuing agreements require the Company to pay approximately $15,000 per month.

Other costs included in corporate operating expenses decreased for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007.

OTHER INCOME (EXPENSE)

Other expenses, net for the three and six months ended June 30, 2008 were $112,366 and $302,588 compared to $291,400 and $767,176 for the three and six months ended June 30, 2007.  Interest expense for the three and six months ended June 30, 2008 and 2007 is summarized as:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Notes payable to individual investors	$112,366	$79,575	$224,411	$141,625
Amortization of deferred loan costs
And note discounts	-	49,523	39,309	69,509
Other	-		38,868

	$112,366	$129,098	$302,588	$211,134

There was no interest income for the six months ended June 30, 2008 compared to $54,596 and $57,356 for the three and six months ended June 30, 2007.  Also included in other expenses for the six months ended June 30, 2007, was $190,571 of costs pursuant to a settlement agreement whereby the Company guaranteed the price on 180,000 shares of HPI common stock issued as payment to the convertible notes payable holders.  The settlement terms stipulate a registration rights penalty clause and a price protection clause whereby the Company must reimburse the former debt holders if the market price of the HPI common stock issued to them in the settlement is below $4.00 per share at the time they sell the stock.  As a result, the Company has recorded a derivative liability of approximately $648,000 at June 30, 2008 representing the difference between the market value of the shares issued as of June 30, 2008 and the $4.00 stated in the settlement agreement.

INCOME TAX EXPENSE

There was no income tax expense for the six months ended June 30, 2008 and 2007.

CONTRACTUAL OBLIGATIONS

No material changes outside the ordinary course of business during the quarter ended June 30, 2008.

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

In April 2008 FASB Staff Position No. 142-3 (“FSB 142-3”), “Determination of the Useful Life if Intangible Assets” was issued.  The standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets under FASB Statement 142, “Goodwill and Other Intangible Assets”.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  Early adoption is prohibited.  The Company has not determined the impact on the financial statements of this accounting standard.

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

The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiary are exposed relate to the market prices of common stock of HPI and the Company. The Company has only fixed rate debt at June 30, 2008 and December 31, 2007.

	June 30,	December 31,
	2008	2007

Derivative liabilities (1,2)	$648,000	$1,052,535
Convertible debentures (2)	-	137,500

	$648,000	$1,190,035

(1)
The Company has given a price guaranty under certain circumstances to former noteholders on the value of 180,000 shares of HPI common stock they received in a settlement of $4.00 per share.  At December 31, 2007 and June 30, 2008, the common stock had a market value of $0.  Accordingly, as of June 30, 2008 the Company has recorded a liability of $648,000.  Also included in derivative liabilities at December 31, 2007 was $404,535 related to convertible debentures.

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

FastFunds Financial Corporation
(Registrant)

Date: August 19, 2008	By: /s/ Barry Hollander
Barry Hollander
Acting Chief Executive Officer
Principal Executive Officer and
Principal Accounting Officer