Form 10-K/A
period 2007-12-31
FASTFUNDS FINANCIAL CORP
filed 2008-08-25
CIK 779956

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Documents incorporated by reference: None

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, originally filed with the SEC on April 15, 2008, is being filed solely for the purpose of adding Exhibit 32.1 - Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 to Amendment No. 1, which updated the disclosures contained in Exhibit 31.1 - Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

This Amendment No. 2 on Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures affected by subsequent events. Except for the items described above or contained in this Amendment, this Amendment continues to speak as of the date of the original Form 10-K, and does not modify, amend or update in any way the financial statements or any other item or disclosures for events occurring after the filing of the original Form 10-K on April 15, 2008.

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

Date: August 25, 2008	FASTFUNDS FINANCIAL CORPORATION
(Registrant)
By /S/ BARRY HOLLANDER Acting Chief Executive Officer Principal Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: August 25, 2008	/S/ BARRY HOLLANDER
Barry Hollander, Acting Chief Executive Officer

Date: August 25, 2008	/S/ AARON A. GRUNFELD
Aaron A. Grunfeld, Director

Date: August 25, 2008	/S/ HENRY FONG
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