Form 10-Q/A
period 2008-03-31
FASTFUNDS FINANCIAL CORP
filed 2008-08-25
CIK 779956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q/A
(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, originally filed with the SEC on May 15, 2008, is being filed solely for the purpose of adding Exhibit 32.1 - Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 to Amendment No. 1, which updated the disclosures contained in Item Four, Disclosure Controls and Procecures, and Exhibit 31.1 - Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

This Amendment No. 2 on Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures affected by subsequent events. Except for the items described above or contained in this Amendment, this Amendment continues to speak as of the date of the original Form 10-Q, and does not modify, amend or update in any way the financial statements or any other item or disclosures for events occurring after the filing of the original Form 10-Q on May 15, 2008.

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

FastFunds Financial Corporation
(Registrant)

Date: August 25, 2008	By: /s/ Barry Hollander
Barry Hollander
Acting Chief Executive Officer
Principal Executive Officer and
Principal Accounting Officer