Form 10-Q
period 2008-09-30
FASTFUNDS FINANCIAL CORP
filed 2008-11-19
CIK 779956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission File No. 333-1026-D

FASTFUNDS FINANCIAL CORPORATION
 (Exact Name of Registrant as Specified in its Charter)

Nevada	87-0425514
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Number of shares of common stock outstanding at November 17, 2008: 8,175,432

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007 (1)
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$1,117	$479
Accounts receivable, net of allowance of $195 (2008) and $150 (2007)	220,204	216,591
Current portion of notes and advances receivable (Note 3)	149,575	170,000
Other current assets	4,213	4,213

Total current assets	375,109	391,283

Notes receivable (Note 3)	-	69,575
Property and equipment, net of accumulated depreciation of $82,542 (2008) and $79,799 (2007)	-	2,743
Deferred loan costs, net of accumulated amortization of $877,811 (2008) and $724,525 (2007)	-	153,286
Intangible and other assets	200	200

	200	225,804

	$375,309	$617,087

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Checks issued in excess of cash in bank	$138	$2,992
Accounts payable	744,987	564,987
Due to HPI (Note 5)	75,000	75,000
Accrued expenses, including related parties $16,929 (2008) and $4,702 (2007) (Note 4)	1,254,024	835,274
Promissory notes and current portion of long-term debt (Note 5), including related parties
of $357,772 (2008) and $196,072 (2007)	2,482,091	2,324,672
Convertible debentures, net of discount of $5,223 (2007) (Note 5)	-	132,277
Derivative liabilities (Notes 5 and 6)	648,000	1,052,535

Total current liabilities	5,204,240	4,987,737

Commitments and contingencies (Notes 4, 5 and 6)	-	-

Stockholders' equity (deficiency) (Note 7):
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued and
outstanding	-	-
Common stock, $.001 par value; 250,000,000 shares authorized; 17,091,686 (2008) and
16,248,851 shares (2007) issued and 8,175,432 (2008) and 7,331,597 shares (2007) outstanding	17,092	16,249
Additional paid-in capital	17,136,658	16,580,624
Notes, advances and interest receivable, related parties	(278,566)	(354,166)
Common treasury stock at cost; 8,917,344 shares	(4,547,845)	(4,547,845)
Accumulated deficit	(17,156,270)	(16,065,512)

Total stockholders' equity (deficiency)	(4,828,931)	(4,370,650)

	$375,309	$617,087

(1) Derived from audited financial statements

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Fee revenue, net	$19,352	$21,103	$61,025	$69,373

Operating expenses:
Processing fees	8,488	16,328	29,404	54,634
Returned checks (collected)	(4,136)	(2,211)	(9,824)	(13,706)
Other	2,975	3,743	9,475	11,859

Total operating expenses	7,327	17,860	29,055	52,787

Gross profit	12,025	3,243	31,970	16,586

Selling, general and administrative	(178,685)	(407,294)	(707,128)	(1,187,813)

Loss from operations	(166,660)	(404,051)	(675,158)	(1,171,227)

Other income (expense):
Interest expense including related party interest for the three months of $540 (2008) and $1,777 (2007) and for the
nine months of $8,036 (2008) and $1,777 (2007)	(113,012)	(131,901)	(415,600)	(343,035)
Loss on debt extinguishment and restructuring	-	(55,000)	-	(245,571)
Interest income, including related party interest for the
nine months $2,739 (2007)	-	7	-	57,363

Total other expense	(113,012)	(186,894)	(415,600)	(531,243)

Loss before income taxes	(279,672)	(590,945)	(1,090,758)	(1,702,470)
Income tax benefit	-	(75,000)	-	(44,084)

Net loss	$(279,672)	$(665,945)	$(1,090,758)	$(1,746,554)

Comprehensive loss
Net loss	(279,672)	$(665,945)	(1,090,758)	(1,746,554)
Unrealized loss on available-for-sale securities	-	(155,000)	-	(588,000)

Comprehensive loss	$(279,672)	$(820,945)	$(1,090,758)	$(2,334,554)

Basic and diluted net loss per share	$(0.02)	$(0.09)	$(0.06)	$(0.24)

Weighted average number of common shares outstanding:
Basic and diluted	17,091,686	7,294,562	16,953,624	7,154,931

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)

				Notes,
				advances and
			Additional	and interest			Total
	Common stock		paid-in	receivable,	Common stock	Accumulated	stockholders'
	Shares	Amount	capital	related parties	treasury	deficit	equity deficiency

Balances, January 1, 2008	16,248,851	$16,249	$16,580,624	$(354,166)	$(4,547,845)	$(16,065,512)	$(4,370,650)

Decrease in notes and advances receivable due from related
parties, net (Note 7)				75,600			75,600

Issuance of common stock in satisfaction of convertible
debentures, derivative liability and accrued interest	842,835	843	556,034				556,877

Net loss						(1,090,758)	(1,090,758)

Balances, September 30, 2008	17,091,686	$17,092	$17,136,658	$(278,566)	$(4,547,845)	$(17,156,270)	$(4,828,931)

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(UNAUDITED)

	2008	2007

Net cash used in operating activities	$(243,927)	$(486,720)

Cash flows from investing activities:
Cash acquired in redemption agreement transaction (Note 1)	-	2,363
Issuance of notes receivable	-	(50,000)
Repayments on notes and interest receivable	90,000	225,000

Net cash provided by investing activities	90,000	177,363

Cash flows from financing activities:
Increase (decrease in) in checks issued in excess of cash in bank	(2,854)	3,166
Borrowings on notes and loans payable	159,700	266,400
Repayments on notes and loans payable	(2,281)	(4,000)
Payment of deferred loan costs	-	(8,750)

Net cash provided by financing activities	154,565	256,816

Net increase (decrease) in cash and cash equivalents	638	(52,541)
Cash and cash equivalents, beginning	479	53,190

Cash and cash equivalents, ending	$1,117	$649

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$277,677

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Unrealized loss on available-for-sale securities		$588,000

Conversion of convertible debentures and accounts payable to common stock	$152,324	$125,000

Conversion of derivative liability to common stock	$404,553

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)

1.	Business and organization, basis of presentation, asset sale and management’s plans:

Business and organization:

FastFunds Financial Corporation (“FFFC”) is a holding company and through January 31, 2006 operated primarily through its wholly-owned subsidiary Chex Services, Inc. (“Chex”).  As disclosed in the December 31, 2007 10-K, FFFC also has several other non-operating wholly-owned subsidiaries.  FFFC and its subsidiaries are referred to as (the “Company”).  The Company is an equity investee of Hydrogen Power, Inc. (“HPI”), a public company, formerly known as Equitex, Inc.  As of September 30, 2008, HPI owns approximately 48% of the Company’s outstanding common stock.

Chex, a Minnesota corporation, provided financial services prior to the sale of substantially all of Chex’s assets, which primarily consisted of check cashing, automated teller machine (ATM) access, and credit card advances to customers primarily at Native American owned casinos and gaming establishments (the “Asset Sale”).

Basis of presentation:

Unaudited financial statements:

The accompanying condensed consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for all stated periods have been made.  Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (SEC) on April 15, 2008.  Interim results of operations for the nine months ended September 30, 2008 and 2007 are not necessarily indicative of future results for the full year.  Certain amounts from the 2007 periods have been reclassified to conform to the presentation used in the current period.

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

Pursuant to the APA, FFFC and Chex owed Game approximately $300,000.  Game, FFFC and Chex agreed to settle the balance due for $275,000 with payment terms.  FFFC and Chex have not made any of the payments stipulated in the settlement, and subsequently, Game filed a complaint against Chex, FFFC and HPI seeking approximately $318,000.  The Company has agreed to a judgment of $275,000 plus interest and attorney fees for a total of $329,146 (included in accounts payable and accrued expenses in the balance sheet presented herein).  FFFC and Chex have agreed to indemnify HPI.

Going concern and management’s plans:

In the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.  The Company’s interim financial statements for the nine months ended September 30, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of $1,090,758 for the nine months ended September 30, 2008 and has a working capital deficit of approximately $4,829,000 and accumulated deficit of approximately $17,156,000 as of September 30, 2008.  Moreover, the Company presently has no ongoing

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)

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

In May 2008, FFFC signed an Agreement and Plan of Merger and Reorganization and a related Addendum to acquire Industrial Systems, Inc. ("ISI"). ISI, founded in 1991 and based in Delta, Colorado, provides turn-key engineering procurement and construction services to the mining, energy and natural resources industries throughout the United States. The letter of intent calls for FFFC to acquire 100% of the outstanding securities of ISI in an all stock tax-free exchange. The terms of the definitive agreement call for the existing stockholders of ISI to own approximately 80% of the Company's common stock at closing of the transaction. Completion of the transaction is subject to FFFC having no liabilities on its balance sheet unless mutually agreed upon, as well as further due diligence by each party, and other customary pre-closing conditions.  The Company has not been able to meet the conditions to close the transaction and the letter of intent has expired.

The Company evaluates, on an ongoing basis, potential business acquisition/restructuring opportunities that become available from time to time, which management considers in relation to its corporate plans and strategies.

2.	Summary of significant accounting policies:

A summary of our significant accounting policies is included in our 2007 Annual Report on Form 10-K.

Net loss per share:

Net loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants and common stock underlying convertible promissory notes at September 30, 2008 and 2007 were 4,079,280 and 2,443,280, respectively, and are not considered in the calculation for the nine months ended September 30, 2008 and 2007, as the impact of the potential common shares would be to decrease loss per share.  Therefore, diluted loss per share for the nine months ended September 30, 2008 and 2007 is equivalent to basic loss per share.

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

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)

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

3.	Notes and interest receivable:

Notes and interest receivable at September 30, 2008 and December 31, 2007, consist of the following:

	September 30,	December 31,
	2008	2007

Note receivable, ISI; interest at 6%; matured April 2007; currently in default	$50,000	$50,000

Note receivable (Denaris) from Paymaster Jamaica (see Redemption Agreement) (Note 1); interest at 10%, collateralized by a pledge of Paymaster Jamaica common shares by Paymaster Jamaica's president; note matured August 15, 2008; payments of interest only due semi-annually beginning August 15, 2003 through maturity (received payments of $90,000 through September 30, 2008); a valuation allowance of $250,000 has been recorded against this receivable at September 30, 2008 and December 31, 2007	349,575	439,575

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)

3.	Notes and interest receivable (continued):

	September 30,	December 31,
	2008	2007

Note receivable from Coast ATM, LLC; interest at 10%; matured November 2005; currently in default; a valuation allowance of $50,000 has been recorded against this receivable at September 30, 2008 and December 31, 2007; is in default and non-performing	50,000	50,000

	449,575	539,575
Less current maturities	(149,575)	(170,000)

Notes and advances receivable, net of current portion, before valuation allowance	300,000	369,575
Less valuation allowance	(300,000)	(300,000)

Notes receivable, long-term	$0	$69,575

4.	Accrued liabilities:

Accrued liabilities at September 30, 2008 and December 31, 2007 were $1,254,024 and $835,274, respectively, and were comprised of:

	2008	2007

Legal fees	$285,849	$263,849
Interest	547,676	188,639
Accounting fees	57,883	83,883
Consultants and advisors	34,300	52,000
Director’s fees	118,742	81,239
Registration rights	98,013	98,013
Other	111,561	67,651

	$1,254,024	$835,274

5.	Promissory notes, including related and current portions of long-term debt:

Promissory notes, including related parties and current portions of long-term debt at September 30, 2008 and December 31, 2007, consist of the following:

	September 30,	December 31,
	2008	2007

Promissory notes payable:

Various related parties; interest rate ranging from 8% to 10%	$355,772	$196,072

Notes payable; interest rates ranging from 9% to 15%; interest payable quarterly; the notes are unsecured, matured on February 28, 2008; currently in default and past due [A]	2,126,319	2,128,600

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)

5.	Promissory notes, including related and current portions of long-term debt (continued):

	September 30,	December 31,
	2008	2007

	$2,482,091	$2,324,672

Long-term debt:

Convertible debentures, net of discount of $5,223 (2007) [B]	$-	$132,277

Less current portion	-	(132,277)

Long-term debt, net of current portion	$0	$0

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

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)

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

Future approximate minimum lease payments due under this lease as of September 30, 2008, are as follows:

Period ending September 30,	Amount

2009	$ 37,000
2010	12,800

$ 49,800

Rent expense for the nine months ending September 30, 2008 and 2007 was approximately $35,764 and $22,533, respectively.

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

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)

6.	Commitments and contingencies (continued):

months ended September 30, 2008 and 2007, the Company recorded consulting expenses of $25,200 and $25,200 for the nine months ended September 30, 2008 and 2007 the Company has recorded consulting expenses of $75,600 and the note receivable from an officer has been reduced by $75,600, for the nine months ended September 30, 2008.

HPI Stock Price Guaranty:

In May 2006, HPI and the Company negotiated a settlement regarding convertible notes with a face value of $200,000 issued by the Company, whereby HPI issued 180,000 shares of its common stock. In connection with the Settlement Agreement, a Stock Sale and Lock-up Agreement, Registration Agreement and an Escrow Agreement were also entered into (the “Agreements”).   Terms of the Agreements stipulate a price protection clause whereby the Company under certain circumstances must reimburse the former debt holders if the market price of the HPI common stock issued to them in the settlement is below $4.00 per share at the time they sell the stock.  As a result, the Company has recorded a derivative liability due to the debt holders at September 30, 2008 and December 31, 2007 of $648,000. The amounts are included on the balance sheet in derivative liabilities.

7.	Stockholders’ equity (deficiency):

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

The following table summarizes the activity for the year ended December 31, 2007 and for the nine months ended September 30, 2008:

	September 30,	December 31,
	2008	2007

Beginning principal balances	$354,166	$5,867,185
Consulting fees applied to officer receivable	(75,600)	(100,800)
Receipt of Company common stock in return for debt forgiveness	-	(5,412,219)

Ending principal balances [A]	$278,566	$354,166

[A]	The principal balance at September 30, 2008 and December 31, 2007 are all due from a former Chex officer.

8.	Stock based compensation:

The Company has one stock option plan and also grants options and warrants to consultants outside of its stock option plan pursuant to individual agreements.  There were no options granted for the nine months ended September 30, 2008.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)

8.	Stock based compensation (continued):

Options are generally granted with an exercise price equal to the Company’s market price of its common stock on the date of the grant and vest immediately upon issuance.  All options outstanding at September 30, 2008 are fully-vested and exercisable.  A summary of outstanding balances at January 1, and September 30, 2008 is as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Options	exercise price	Remaining contractual life	Value

Outstanding at January 1, 2008	455,000	$ 1.05	5.97	$ -
Options granted	-	-	-	-
Expired	(125,000)	-	-	-

Outstanding at September 30, 2008	330,000	$ 1.03	7.23	$ -

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

GENERAL

FastFunds Financial Corporation (“FFFC”) is a holding company and through January 31, 2006 operated primarily through its wholly-owned subsidiary Chex Services, Inc. (“Chex”).  As disclosed in the December 31, 2007 10-K, FFFC also has several other non-operating wholly-owned subsidiaries.  FFFC and its subsidiaries are referred to as (the “Company”).  The Company is an equity investee of Hydrogen Power, Inc. (“HPI”), a public company, formerly known as Equitex, Inc.  As of September 30, 2008, HPI owns approximately 48% of the Company’s outstanding common stock.

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2007 and 2006.  The financial statements presented for the three and nine months ended September 30, 2008 and 2007 include FFFC and its wholly-owned subsidiaries, which primarily reflect the operations of Chex through the date of the Asset Sale.

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

The Company’s financial statements for the nine months ended September 30, 2008 and the year ended December 31, 2007 have been prepared on a going concern basis, which contemplates the realization of its remaining assets and the settlement of liabilities and commitments in the normal course of business.  The Company has incurred significant losses since its inception and has a working capital deficit of approximately $4,829,000, and an accumulated deficit of approximately $17,156,000 as of September 30, 2008.  Moreover, it presently has no ongoing business operations or sources of revenue, and little available resources with which to obtain or develop new operations.

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

In May 2008, FFFC signed an Agreement and Plan of Merger and Reorganization and a related Addendum to acquire Industrial Systems, Inc. ("ISI"). ISI, founded in 1991 and based in Delta, Colorado, provides turn-key engineering procurement and construction services to the mining, energy and natural resources industries throughout the United States. The letter of intent calls for FFFC to acquire 100% of the outstanding securities of ISI in an all stock tax-free exchange. The terms of the definitive agreement call for the existing stockholders of ISI to own approximately 80% of the Company's common stock at closing of the transaction. Completion of the transaction is subject to FFFC having no liabilities on its balance sheet unless mutually agreed upon, as well as further due diligence by each party, and other customary pre-closing conditions, and is anticipated to occur during the quarter ending September 30, 2008.  The Company has not been able to meet the conditions to close the transaction and the letter of intent has expired.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2008, net cash used in operating activities was $243,927 compared to $486,720 for the nine months ended September 30, 2007.  Net loss was $1,090,758 for the nine months ended September 30, 2008 compared to $1,746,544 for the nine months ended September 30, 2007. The net loss in the current period includes non-cash expenses of approximately $237,000.  The non-cash expenses are $120,000 of costs associated with the issuance of common stock, warrants and options and $137,000 of depreciation and amortization and non-cash interest expense.  The net loss for the nine months ended September 30, 2007 was primarily a result of non-cash expenses of approximately $1,095,500.  The non-cash expenses were $563,420 of costs associated with the issuance of common stock, warrants and options, $328,993 of costs related to expenses associated with debt extinguishment and $203,115 of depreciation and amortization and non-cash interest expense.

Net cash provided by investing activities for the nine months ended September 30, 2008 was $90,000 compared to $177,363 for the nine months ended September 30, 2007. Net cash provided by investing activities for the nine months ended September 30, 2008 was a result of payments received on notes and interest receivable.  Net cash provided by investing activities for the nine months ended September 30, 2007 was a result of payments received on notes and interest receivable of $225,000, advances made on notes receivable of $50,000 and cash and cash equivalents of $2,363 acquired pursuant to the transaction of the Redemption Agreement.

Net cash provided by financing activities for the nine months ended September 30, 2008 was $154,565 compared to $256,816 for the nine months ended September 30, 2007.  The significant activity for the nine months ended September 30, 2008 is the Company received net proceeds of $159,700 on the issuance of notes payable.  For the nine months ended September 30, 2007, the Company received net proceeds of $266,400 on the issuance of notes payable.

For the nine months ended September 30, 2008, cash and cash equivalents increased by $638 compared to a decrease of $52,541 for the nine months ended September 30, 2007.  Ending cash and cash equivalents at September 30, 2008 was $1,117 compared to $649 at September 30, 2007.

We have limited cash and cash equivalents on hand and need to raise funds to continue to be able to support our operating expenses and to meet our other obligations as they become due.  Sources available to us that we may utilize include the sale of our or HPI’s equity securities, as well as the exercise of outstanding options and warrants, which may cause dilution to our stockholders.

REVENUES

Total revenues for the nine months ended September 30, 2008 were $61,025 compared to $69,373 for the nine months ended September 30, 2007.  Revenues in both periods consist of credit card income on Nova’s remaining portfolio.

OPERATING EXPENSES

Operating expenses for the nine months ended September 30, 2008 and 2007 were $29,055 and $52,787, respectively and are primarily comprised of expenses related to third party servicing fees of Nova’s remaining credit card portfolio.

CORPORATE OPERATING EXPENSES

Corporate operating expenses for the three and nine months ended September 30, 2008 were $178,685 and $707,128, respectively and for the three and nine months ended June 30, 2007 were $407,294 and $1,187,813, respectively.  The expenses were comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Salaries and benefits	$12,394	$12,918	$38,475	$39,151
Stock-based compensation	-	150,000	119,200	563,420
Accounting, legal and consulting	146,327	156,837	488,043	415,007
Travel and entertainment	1,801	1,754	3,083	8,358
Depreciation and amortization	-	2,826	2,743	8,478
Other	18,163	82,959	55,584	153,399

	$178,685	$407,294	$707,128	$1,187,813

For the nine months ended September 30, 2008 and 2007 corporate operating expenses are primarily related to FFFC.

Salaries and benefits didn’t vary significantly for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 period as the Company has had one salaried employee during both periods.

Stock based compensation expense for the three and nine months ended September 30, 2008 was $0 and $119,200, respectivley, and primarily consists of the amortization of common stock, options and warrants issued related to guaranty fees and other costs related to the Restructured Notes.  Stock based compensation for the three and nine months ended September 30, 2007 was $150,000 and $563,420 and primarily consists of the amortization of common stock, options and warrants issued related to guaranty fees and other costs related to the Restructured Notes.

Accounting, legal and consulting expenses decreased for the three months and increased for the nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007. The increase for the nine months ended September 30, 2008 was primarily a result of increases in legal fees of approximately $100,000, which includes the settlement of litigation.  FFFC has consulting agreements with two officers who provide various consulting services to the Company. These continuing agreements require the Company to pay approximately $15,000 per month.

Other costs included in corporate operating expenses decreased for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007.

OTHER INCOME (EXPENSE)

Other expenses, net for the three and nine months ended September 30, 2008 were $113,012 and $415,600 compared to $186,894 and $531,243 for the three and nine months ended September 30, 2007.  Interest expense for the three and nine months ended September 30, 2008 and 2007 is summarized as:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Notes payable to individual investors	$113,012	$82,372	$337,423	$223,997
Amortization of deferred loan costs
And note discounts	-	49,529	39,309	119,038
Other	-		38,868

	$113,012	$131,901	$415,600	$343,035

There was no interest income for the three and nine months ended September 30, 2008 compared to $7 and $57,363 for the three and nine months ended September 30, 2007.  Also included in other expenses for the nine months ended September 30, 2007, was $245,571 of costs pursuant to a settlement agreement whereby the Company guaranteed the price on 180,000 shares of HPI common stock issued as payment to the convertible notes payable holders.  The settlement terms stipulate a registration rights penalty clause and a price protection clause whereby the Company must reimburse the former debt holders if the market price of the HPI common stock issued to them in the settlement is below $4.00 per share at the time they sell the stock.  As a result, the Company has recorded a derivative liability of approximately $648,000 at September 30, 2008 representing the difference between the market value of the shares issued as of September 30, 2008 and the $4.00 stated in the settlement agreement.

INCOME TAX EXPENSE

There was no income tax expense for the nine months ended September 30, 2008 and 2007.

CONTRACTUAL OBLIGATIONS

No material changes outside the ordinary course of business during the quarter ended September 30, 2008.

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

The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiary are exposed relate to the market prices of common stock of HPI and the Company. The Company has only fixed rate debt at September 30, 2008 and December 31, 2007.

	September 30,	December 31,
	2008	2007

Derivative liabilities (1,2)	$648,000	$1,052,535
Convertible debentures (2)	-	137,500

	$648,000	$1,190,035

(1)
The Company has given a price guaranty under certain circumstances to former noteholders on the value of 180,000 shares of HPI common stock they received in a settlement of $4.00 per share.  At December 31, 2007 and September 30, 2008, the common stock had a market value of $0.  Accordingly, as of September 30, 2008 the Company has recorded a liability of $648,000.  Also included in derivative liabilities at December 31, 2007 was $404,535 related to convertible debentures.

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

Due to the small size and limited financial resources, the Company’s administrative assistant and the acting chief executive officer are the only individuals involved in the accounting and financial reporting.  As a result, there is no segregation of duties in the accounting function, leaving all aspects of financial reporting and physical control of cash in the hands of the same individual, our acting chief executive officer. This lack of segregation of duties represents a material weakness.  We will continue periodically to review our disclosure controls and procedures and internal control over financial reporting and make modifications from time to time considered necessary or desirable.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this quarterly report.

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

FastFunds Financial Corporation
(Registrant)

Date: November 19, 2008	By: /s/ Barry Hollander
Barry Hollander
Acting Chief Executive Officer
Principal Executive Officer and
Principal Accounting Officer