Form 10-K
period 2008-12-31
FASTFUNDS FINANCIAL CORP
filed 2009-04-15
CIK 779956

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: DECEMBER 31, 2008

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer:
Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐Yes  ☒No

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $715,000 based on the last sale price of the Registrant's common stock as of the last business day of the Registrants’ most recently completed second fiscal quarter, ($0.16 per share as of June 30, 2008) as reported on the Over-the-Counter Bulletin Board.

The Registrant had 8,174,432 shares of common stock outstanding as of April 10, 2009.

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

On January 2, 2007, pursuant to the terms of a Redemption, Stock Sale and Release Agreement (the “Redemption Agreement”) by and between HPI and the Company, we (i) redeemed 8,917,344 shares of our common stock held by HPI, (ii) acquired from HPI an aggregate of 5,000,000 shares of common stock of Denaris Corporation, a Delaware corporation (“Denaris”), (iii) acquired from HPI an aggregate of 1,000 shares of common stock of Key Financial Systems, Inc., a Delaware corporation (“Key Financial”), and (iv) acquired from HPI an aggregate of 1,000 shares of common stock of Nova Financial Systems, Inc., a Delaware corporation (“Nova Financial”). Denaris is now a majority owned subsidiary, and Key Financial and Nova Financial are wholly owned subsidiaries of FFFC. Denaris and Key Financial are inactive entities with no operating or intellectual property assets. Nova has limited activity as well as limited assets.  The shares of common stock of each entity transferred to us pursuant to the Redemption Agreement constituted all of HPI holdings in each entity. In consideration of the redemption and acquisition of the shares of Denaris, Key Financial and Nova Financial, we released HPI from all outstanding payment obligations, including obligations under the $5 Million Note dated March 14, 2006.  The outstanding balance on the $5 Million Note, including principal and interest accrued, as of the date of the Redemption Agreement was $5,402,398. The Company received a fairness opinion from an unaffiliated third party with respect to this transaction.

After the closing of the Redemption Agreement, HPI held 3,500,000 shares of FFFC common stock, constituting approximately 42.8% of FFFC’ s outstanding common stock at December 31, 2008.  These shares have been pledged as collateral on certain notes of HPI.  During 2008, as a result of the assumption of this debt by HPI Partners, LLC., (“HPIP”) and the subsequent foreclosure by the debt holders upon HPIP. HPIP owns the 3.5 million shares.  The principal managers of HPIP are Messrs. Fong and Olson.  As of December 31, 2008, we held 1,541,858 shares of HPI common stock, constituting approximately 5.2% of HPI common stock.  Pursuant to the Redemption Agreement, the Company and HPI each provided the other certain registration rights relating to the common stock of such party held by the other party.

On January 18, 2008, the Company filed a complaint in the Superior Court of Washington in King County (the “Superior Court”). The complaint was filed by FastFunds Financial Corporation, Daniel Bishop, Barbara M. Schaper, HP Services LLC, VP Development Corporation, and Gulfstream Financial Partners, LLC (collectively, the “Plaintiffs”) against Dilbagh Singh Gujral, Ricky Gurdish Gujral, Virendra Chaudhary, Hydrofuels Technology, Inc. (“GHTI”) and Hydrogen Power, Inc. (collectively, the “Defendants”).

Messrs. Chaudhary and Dilawari are directors of HPI. GHTI is the majority shareholder of HPI. Ricky Gurdish Gujral is the former chief executive officer of HPI. The complaint alleges fraud, misappropriation of corporate opportunity and breach of fiduciary duty by the Defendants relating to the merger of Equitex, Inc. and Hydrogen Power, Inc., the Sublicense Agreement with GHTI, and payments to Ricky Gurdish Gujral. The complaint seeks the appointment of a receiver to take possession of the property and assets of the Company and to manage and operate the Company pending completion of the action. The complaint also seeks damages in the excess of $3,000,000, exemplary damages, attorney’s fees plus interest and costs and any other relief the court finds just and proper.  On January 25, 2008, the Superior Court appointed a receiver of HPI with respect to HPI’s assets. Some assets have been recovered by the Receiver. One of the defendants has filed a counterclaim asserting that the action is frivolous; the Plaintiffs have denied the counterclaim in its entirety.  GHTI has sought arbitration regarding ownership of certain patent applications and other intellectual property.  GHTI was granted a stay of this case until the arbitration is complete.

In May 2008, FFFC signed an Agreement and Plan of Merger and Reorganization (the “ISI Merger”) and a related Addendum to acquire Industrial Systems, Inc. ("ISI"). ISI, founded in 1991 and based in Delta, Colorado, provides turn-key engineering procurement and construction services to the mining, energy and natural resources industries throughout the United States. The letter of intent calls for FFFC to acquire 100% of the outstanding securities of ISI in an all stock tax-free exchange. The terms of the definitive agreement call for the existing stockholders of ISI to own approximately 80% of the Company's common stock at closing of the transaction. Completion of the transaction is subject to FFFC having no liabilities on its balance sheet unless mutually agreed upon, as well as further due diligence by each party, and other customary pre-closing conditions, and was anticipated to occur in 2008.  During 2008, the Company did not meet the conditions to close and could give no assurances that it will meet such conditions, accordingly the ISI Merger was not completed. The Company’s continue to talk and are hopeful of still completing a merger.   If consummated, this transaction would likely be accounted for as public shell merger or a reverse acquisition with the Company being treated for accounting purposes as the accounting acquiree.

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

Through January 31, 2006, we operated in one industry segment, cash disbursement services.  We currently have limited operations.

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

Nova was formed to design, market and service credit card products aimed at the sub-prime market consisting mainly of consumers who may not qualify for traditional credit card products. Nova processes payments on a single remaining portfolio which provides the company with limited operations.  Nova continues to receive residual payments on approximately 496 cards still active in the Merrick Bank portfolio at December 31, 2008.The Merrick Bank portfolio should continue to see a decline in active accounts in 2008.

Subsequent to the Asset Sale, the Company has not conducted limited operations and is the process of locating a business to acquire.  The Company currently has no full-time employees.

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

RISKS ASSOCIATED WITH OUR COMPANY AND HISTORY:

We have a limited operating business and therefore limited revenues.  We have also posted significant losses in each of the past two fiscal years.

In January 2006, we sold substantially all of our operating business, owned by Chex, to Game Financial Corporation.  The Company currently has a limited operating business and therefore limited revenues.  In addition, we have posted significant losses in each of our past two fiscal years including $1,362,076 for the year ended December 31, 2008 and $3,912,298 for the year ended December 31, 2007.  As a result, any investment in the Company must be considered purely speculative.

The Company’s balance sheet contains certain notes payable, which are currently in default/were due February 28, 2008.

Chex previously relied on promissory notes (the “Notes”) issued to private investors to provide operating capital for its business.  As of December 31, 2008, the balance of the Notes was $2,090,719.  These Notes were due in February 2007 and at that time the Company renewed $283,000 of the Promissory Notes on the same terms and conditions as previously existed.  The Company has failed to pay interest and the principal amount of these notes. The Company received complaints filed from several of these note holders.  The Company has not responded to these complaints and accordingly the plaintiffs were awarded default judgments.   In April 2007 the Company, through a financial advisor,

restructured $1,825,000 of the Notes (the “Restructured Notes”).  The Restructured Notes carry a stated interest rate of 15% and matured on February 28, 2008.  The Company has not paid the interest on the Notes since June 30, 2007 and did not repay the Notes on their maturity date and does not currently have sufficient capital to repay the Notes.  In January 2008, the Company received a complaint from the financial advisor (acting as agent to the holders of the Restructured Notes) and the holders of the Restructured Notes.  The claim is seeking $1,946,250 plus per diem interest beginning January 22, 2008 at the rate of twenty percent (20%) per annum, plus $37,000 due the financial advisor for unpaid fees. The claim is currently in litigation and some of the plaintiffs have filed a motion for summary judgment and a motion for sanctions for failure of certain witnesses to appear for depositions.

Chex is a guarantor of certain debt of HPI, and the Company’s entire investment in Chex (i.e., its ownership of all outstanding Chex stock) is subject to a security interest securing such obligation.  Furthermore, all of the assets of Chex are subject to a security interest for the same debt.

In March 2004, HPI closed on $5 million of debt financing and issued convertible promissory notes in that principal amount to two financial institutions (the “Lenders”).  The proceeds from the promissory notes were immediately thereafter loaned to Chex.  The promissory notes are collateralized, among other things, by all of the assets of Chex, and by the 3,500,000 million shares of Company common stock owned by HPI.  In conjunction with the Asset Sale, the holders of the promissory notes consented to the sale of certain assets that secured their notes.  In contemplation of the Redemption Agreement described above, on December 29, 2006, HPI and the Company obtained the consent of the Lenders to complete the transactions contemplated by the Redemption Agreement. Contemporaneously with receipt of the consent, HPI and the Company entered into a Note and Security Amendment Agreement dated December 29, 2006 with the Lenders, pursuant to which it was agreed to amend certain terms of the Convertible Promissory Note dated March 8, 2004 in favor of Lenders in the principal amount of $5,000,000 to increase the interest rate applicable to the Convertible Promissory Notes from 7% per annum to 10% per annum and the default interest rate from 10% to 13%.  Accordingly, if HPI defaults on the obligations specified under the promissory notes, and if Chex cannot cure such defaults, the Company’s remaining assets could be lost.

We require additional financing to complete our proposed merger with ISI, but we are uncertain whether such financing will be available to us.

We will require additional capital to continue or to expand our business plans.  We have identified a potential candidate business with which to merge, however, we cannot be certain that business will have revenues from operations that will generate cash flow sufficient to finance our operations and growth thereafter.  In addition, we require additional financing to complete the potential merger to eliminate our current debt, or for working capital purposes to operate our business both now, and in the future, including any operations following a successful acquisition, if any.

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

There are currently outstanding securities convertible into or exchangeable for an aggregate of 4,079,280 shares of our common stock which, if converted or exchanged, will substantially dilute our existing stockholders.

The Company currently has outstanding notes and securities convertible into or exchangeable for an aggregate of 4,079,280 shares of common stock under certain conditions.  In addition, the effective conversion and exercise prices of such securities significantly lower than the current market value of our common stock.  If these securities are converted into or exchanged for common stock, their issuance would have a substantial dilutive effect on the percentage ownership of our current stockholders.  These securities consist of:  (i) outstanding warrants to purchase an aggregate of 189,000 shares of our common stock at a purchase price of $0.10 per share, which were originally issued to HPI in connection with the Merger; (ii) options to purchase 330,000 shares of our common stock at an average purchase price of $1.03 per share; and (iii) warrants to purchase an aggregate of 3,560,280 shares of our common stock at a weighted average purchase price of $0.95 per share.

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

In January 2008 the Company and three guarantors received a complaint filed by Grace Capital, LLC (as agent) and individual noteholders in the Fourth Judicial District in the County of Hennepin, in the State of Minnesota.  The complaint seeks payment of principal and interest of $1,946,250 as of January 22, 2008, plus default per diem interest at the rate of twenty percent (20%) per annum and $37,000 for unpaid fees to Grace Capital, LLC.

Pursuant to the terms of the Asset Sale, the Company owed Game Financial Corporation (“Game”) approximately $300,000.  The parties agreed to settle the balance due for $275,000.  The Company didn’t make any payments as stipulated in the settlement, and subsequently, Game filed a complaint against the Company.  The Company has agreed to a judgment of $275,000 plus interest and attorney fees for a total of $329,146.

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

Quarter Ended	High	Low
2008
March 31, 2008	$0.51	$0.11
June 30, 2008	$0.23	$0.11
September 30, 2008	$0.11	$0.05
December 31, 2008	$0.07	$0.006

Quarter Ended	High	Low
2007
March 31, 2007	$0.97	$0.46
June 30, 2007	$0.80	$0.40
September 30, 2007	$0.57	$0.26
December 31, 2007	$0.57	$0.13

(b)	Holders.

The number of record holders of our common stock as of April 10, 2009, was 145 according to our transfer agent. This figure excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name.

(c)	Dividends.

FastFunds has not declared nor paid cash dividends on our common stock during the previous two fiscal years, nor do we anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings to fund our limited operations.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

We have the following securities authorized for issuance under our equity compensation plans as of December 31, 2008, including options outstanding or available for future issuance under our 2004 Stock Option Plan.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan
	(a)	(b)	(c)

Equity compensation plans not approved by security holders	330,000	$ 1.03	1,345,000

Total	330,000	$ 1.03	1,345,000

Recent Sales of Unregistered Securities

None.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2008, 2007 and 2006. The financial statements presented for the year ended December 31, 2008, 2007 and 2006 include FastFunds, Chex, Collection Solutions and FastFunds International Limited. Key, Nova and Denaris are included beginning January 2, 2007.

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

The Company’s financial statements for the year ended December 31, 2008 have been prepared on a going concern basis, which contemplates the realization of its remaining assets and the settlement of liabilities and commitments in the normal course of business.  The Company has incurred significant losses since its inception and has a working capital deficit of $5,075,249, and an accumulated deficit of $17,427,588 as of December 31, 2008.  Moreover, it presently has no ongoing business operations or sources of revenue, and little available resources with which to obtain or develop new operations.

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

In May 2008, FFFC signed an Agreement and Plan of Merger and Reorganization (the “ISI Merger”) and a related Addendum to acquire Industrial Systems, Inc. ("ISI"). ISI, founded in 1991 and based in Delta, Colorado, provides turn-key engineering procurement and construction services to the mining, energy and natural resources industries throughout the United States. The letter of intent calls for FFFC to acquire 100% of the outstanding securities of ISI in an all stock tax-free exchange. The terms of the definitive agreement call for the existing stockholders of ISI to own approximately 80% of the Company's common stock at closing of the transaction. Completion of the transaction is subject to FFFC having no liabilities on its balance sheet unless mutually agreed upon, as well as further due diligence by each party, and other customary pre-closing conditions, and was anticipated to occur in 2008.  During 2008, the Company did not meet the conditions to close and could give no assurances that it will meet such conditions, accordingly the ISI Merger was not completed. The Company’s continue to talk and are hopeful of still completing a merger.   If consummated, this transaction would likely be accounted for as public shell merger or a reverse acquisition with the Company being treated for accounting purposes as the accounting acquiree.

(a)	Liquidity and Capital Resources

For the year ended December 31, 2008, net cash used in operating activities was $291,520 compared to $521,898 for the year ended December 31, 2007.  Net loss for the year ended December 31, 2008 was $1,362,076 compared to a net loss of $3,912,298 for the year ended December 31, 2007.  The significant activity in the net loss in 2008 includes selling general and administrative expenses of $872,068 and interest expense of $528,827.  The 2007 loss includes the permanent impairment of the HPI common stock of $1,206,000, stock based compensation expense of $912,551, interest expense of $495,486 and $245,571 and $240,630 of debt restructuring charges and depreciation and amortization, respectively.  Non-cash adjustments to the net loss for the year ended December 31, 2008 were approximately $262,000 and consisted primarily of depreciation and amortization of $138,000, stock-based compensation of $119,000 and non cash interest expense of $5,000. Non-cash adjustments to the net loss for the year ended December 31, 2007 was $2,299,761 and included $1,206,000 for the permanent impairment of the HPI common stock, $912,551 for stock based compensation expense, $240,630 of depreciation and amortization, deferred income taxes of $75,000 and $64,711 of other non-cash expenses.

Cash provided by investing activities for the year ended December 31, 2008 was $100,000 compared to $207,363 for the year ended December 31, 2007.    Net cash provided in 2008 was the result of $100,000 received in payments on notes receivable.  The 2007 activity was the result of $255,000 received in payments on notes and interest receivable, offset by $50,000 in notes issued.

Cash provided by financing activities for the year ended December 31, 2008 was $191,577 compared to  $261,914 for the year ended December 31, 2007.  The 2008 activity includes the Company receiving $196,850 upon the issuance of notes payable, and the Company repaying $2,281 of notes payable.  The 2007 activity includes the Company receiving $323,172 upon the issuance of notes payable.  The Company also repaid $19,000 of convertible notes and notes payable and incurred deferred loan costs of $45,250.

For the year ended December 31, 2008, net cash increased $47 compared to a net cash decrease of $52,711 for the year ended December 31, 2007.  Ending cash at December 31, 2008, was $536 compared to $479 at December 31, 2007.

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

Results of operations

Results of continuing operations for the year ended December 31, 2008 vs. December 31, 2007

REVENUES

Total revenues for 2008 were $78,693 compared to $91,587 for 2007.  Revenues for the year ended December 31, 2008 and 2007 consist of credit card income on Nova’s remaining credit card portfolio.

OPERATING EXPENSES

Operating expenses were $39,874 for the year ended December 31, 2008 compared to $58,173 for 2007.  The operating expenses for the year ended December 31, 2008 and 2007 primarily consisted of expenses related to third party servicing fees of Nova’s remaining credit card portfolio.

CORPORATE OPERATING (INCOME) EXPENSES

Corporate operating expenses for 2008 were $854,124 and $2,055,420 for 2007. The expenses were comprised of the following:

	2008	2007

Salaries and benefits	$51,546	$52,069
Stock-based compensation	119,200	912,551
Accounting, legal and consulting	629,453	552,154
Travel and entertainment	3,591	11,773
Advertising	645	-
Depreciation and amortization	2,743	11,304
Derivative liability expense (income)	-	368,499
Other	64,890	147,070

	$872,068	$2,055,420

Salaries and related costs remained consistent for our one employee for 2008 compared to the year ended December 31, 2007. This employee was terminated in March 2009.

Accounting, legal and consulting expenses increased for the year ended December 31, 2008. The increase for the year ended December 31, 2008 was primarily as a result of increases in legal fees associated with certain law suits the Company is defending.

Other costs included in corporate operating expenses decreased for the year ended December 31, 2008 compared to the year ended December 31, 2007.

Stock based compensation expense for 2008 consisted of amortization of costs related to the Restructured Notes.  Stock based compensation expense of $912,551 for the year ended December 31, 2007 consisted of the amortization of warrants issued related to guaranty fees and other costs related to the Restructured Notes and $39,151 related to options issued to directors and officers.

OTHER INCOME (EXPENSE)

Other expense, net for the year ended December 31, 2008 was $528,827 compared to expenses of $1,889,692 for the year ended December 31, 2007.  Included in this for the year ended December 31, 2007 was loss on debt extinguishment costs of $245,571.  Due to the permanent impairment of the HPI common stock, the Company also expensed $1,206,000 for the year ended December 31, 2007.  Interest expense for the year ended December, 2008 and 2007 is summarized as:

	2008	2007

Beneficial conversion features	-	$168,236
Notes payable to individual investors	$528,827	327,250

	$528,827	$495,486

There was no Interest income for the year ended December 31, 2008 compared to $57,365 for the year ended December 31, 2007.

INCOME TAX EXPENSE

There was no income tax expense recorded for the year ended December 31, 2008 and 2007.

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

INCOME TAX EXPENSE

There was no income tax expense recorded for the years ended December 31, 2008 and 2007.  Income tax expense for the year ended December 31, 2006 was $856,913. The 2006 amount is primarily related to $851,000 the Company recorded as deferred income tax expense as a result of the Asset Sale in January 2006. This expense represents the use of HPI’s net operating losses, as the Company does not have sufficient loss carryforwards available to offset the total taxable gain on the Asset Sale.

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

The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed relate to interest rates on debt. The Company has only fixed rate debt. The Company has $2,589,366 of debt outstanding as of December 31, 2008, of which $2,090,719 has been borrowed at fixed rates ranging from 10% to 15%. This fixed rate debt is subject to renewal quarterly or annually and was due February 28, 2008.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements are listed under Item 15.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective March 10, 2009, we appointed the registered independent public accounting firm of Hawkins Accounting as our independent accountants for the fiscal year ending December 31, 2008.

Sherb & Company (“Sherb”) was dismissed effective March 10, 2009, and notified of their dismissal on that date.  The decision to dismiss Sherb was made by our board of directors.

The only year for which Sherb was our auditor, and the interim periods subsequent to December 31, 2007, there have been no disagreements with Sherb on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events.

Sherb’s report on our consolidated financial statements for the year ended December 31, 2007, the only year for which Sherb audited our financial statements, contained an uncertainty paragraph explaining we had sold substantially all of the assets of a wholly-owned subsidiary that previously conducted most of our business operations and that event as well as our history of significant recurring losses raised substantial doubt about our ability to continue as a going concern.  With the exception of the foregoing, Sherb’s audit reports on our consolidated financial statements for the fiscal year ended December 31, 2007, did not include an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the two most recent fiscal years through March 10, 2009, we did not consult with Hawkins Accounting regarding either (i) the application of accounting principles to a specific transaction, either contemplated or proposed; or the type of audit opinion that might be rendered on our financial statements and neither a written report was provided to us nor oral advice was provided to us that Hawkins Accounting concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a)(1)(v) of Regulation S-K.

ITEM 9A.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Acting Chief Executive Officer (the "CEO") who is also the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO /CFO has concluded that as of December 31, 2008 disclosure controls and procedures, were effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;
•
Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our CEO/CFO has not evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) due to the fact that the we do not have the personnel resources or technological infrastructure in place to perform the evaluation.  Based upon our management’s discussions with our auditors and other advisors, our CEO/CFO believe that, during the period covered by this report, such internal controls and procedures were not effective as described below.

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

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.     OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(a)(b)(c)	Identification of directors, executive officers and certain significant persons

Name	Age	Offices Held	Length of service

Henry Fong	72	Chairman	Since June 2004

Thomas B. Olson	43	Secretary	Since June 2004

Barry Hollander	51	Acting Chief Executive Officer	Since January 2007

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

Cash Incentive Bonuses

We had no cash incentive bonus program in effect for 2008.

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

We currently have no benefit plan.

Summary Compensation Table

The following table sets forth information regarding compensation paid to our officers during the years ended December 31, 2008 and 2007:

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(i)	(j)
Barry Hollander (1) Acting Chief Executive Officer	2008 2007	$0 $0	$0 $0	$124,250 $152,250	$124,250 $152,250

(1)	Mr. Hollander became the acting chief executive officer on January 2, 2007 to fill a vacancy and received management fees of $124,250 and $152,250 for 2008 and 2007, respectively.

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

None.

Non-Qualified Deferred Compensation Plans

We have no non-qualified deferred compensation plans currently in effect.

Director Compensation

The following table shows the compensation earned by each of our non-officer directors for the year ended December 31, 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Henry Fong	$25,000						$25,000
Aaron Grunfeld (1)	$22,917						$22,917

(1)	Mr. Grunfeld resigned in November 2008.
(2)
Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008 in accordance with SFAS 123(R) of stock option awards, and may include amounts from awards granted in and prior to fiscal year 2008.  Assumptions used in the calculation of this amount for employees are identified in Note 2 to our annual financial statements for the year ended December 31, 2008 included elsewhere in this Annual Report.

The 2008 amounts were not paid and are included in accrued expenses on the 2008 balance sheet.  In September 2005 the Board of Directors of the Company authorized a new compensation plan to all Directors of the Company, which includes the grant of 30,000 options to each director on an annual basis, as well as annual compensation of $25,000 to each director, to be paid in monthly installments.  In February 2007, the Board of Directors authorized the issuance of options to purchase 30,000 shares of common stock at $0.75 per share to each Messrs. Fong and Grunfeld.  Beginning with the monthly fee due September 1, 2006, the Board of Directors temporarily suspended the monthly payment and accordingly, at December 31, 2008, $129,159 is included in accrued liabilities representing the total amount that remains unpaid in the aggregate.  Additionally, members of the board of directors receive reimbursement for expenses incurred in attending board meetings or for other services related to their responsibilities as board members.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a) Security Ownership of Certain Beneficial Owners and Security Ownership of Management.

The following table contains information at March 31, 2009, as to the beneficial ownership of shares of our common stock by each person who, to our knowledge at that date, was the beneficial owner of five percent or more of the outstanding shares of the class, each person who is a director or a named executive officer of the Company under the summary compensation table and all persons as a group who are current executive officers and directors, and as to the percentage of outstanding shares so held by them at March 31, 2009. The number of shares beneficially held is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Including the number of shares below does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of the shares.

Name and Address of Beneficial Owner	Shares of Common Stock Owned (1)	Shares of Common Stock Underlying Options (1)	Shares of Common Stock Underlying Warrants (1)	Total	Percentage of Common Stock Owned (2)

HPI Partners, LLC. 7315 E. Peakview Ave. Englewood, Co. 80111	3,500,000	0	0	3,500,000	42.8%

Henry Fong 7315 E Peakview Ave Englewood CO 80111	148,725	90,000	800,000	1,038,725	11.5%

Barry Hollander 319 Clematis St #703 West Palm Beach FL 33401	28,546	0	0	28,546	0.3%

All officers and directors as a group (three persons)	206,212	120,000	800,000	1,126,212	13.7%

(1)           The beneficial owners exercise sole voting and investment power.
(2)           As of March 31, 2009, 8,175,432 shares of our common stock were outstanding.

(c)	Changes in control.

If we conclude the transaction with ISI the acquisition would result in a change of control of the Company.
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

(a) Transactions with Related Persons.

None.

Transactions with Directors

DIRECTOR INDEPENDENCE

Our board of directors has one director and has no standing sub-committees at this time due to the associated expenses and the small size of our board.  We are not currently listed on a national securities exchange that has requirements that a majority of the board of directors be independent, however, the board has determined that Aaron A. Grunfeld, until his resignation on November 8, 2008, was an “independent” under the definition set forth in the listing standards of the NASDAQ Stock Market, Inc., which is the definition that our board has chosen to use for the purposes of the determining independence.

In performing the functions of the audit committee, our board oversees our accounting and financial reporting process.  In this function, our board performs several functions.  Our board, among other duties, evaluates and assesses the qualifications of the Company’s independent auditors; determines whether to retain or terminate the existing independent auditors; meets with the independent auditors and financial management of the Company to review the scope of the proposed audit and audit procedures on an annual basis; reviews and approves the retention of independent auditors for any non-audit services; reviews the independence of the independent auditors; reviews with the independent auditors and with the Company’s financial accounting personnel the adequacy and effectiveness of accounting and financial controls and considers recommendations for improvement of such controls; reviews the financial statements to be included in our annual and quarterly reports filed with the Securities and Exchange Commission; and discusses with the Company’s management and the independent auditors the results of the annual audit and the results of our quarterly financial statements. While we do not currently have a standing compensation committee, our non-employee director considers executive officer compensation, and our entire board participates in the consideration of director compensation.  Our non-employee board members oversee our compensation policies, plans and programs.  Our non-employee board members further review and approve corporate performance goals and objectives relevant to the compensation of our executive officers; review the compensation and other terms of employment of our Chief Executive Officer and our other executive officers; and administer our equity incentive and stock option plans.  Each of our directors participates in the consideration of director nominees.  In addition to nominees recommended by directors, our board will consider nominees recommended by shareholders if submitted in writing to our secretary.  Our board believes that any candidate for director, whether recommended by shareholders or by the board, should be considered on the basis of all factors relevant to our needs and the credentials of the candidate at the time the candidate is proposed.  Such factors include relevant business and industry experience and demonstrated character and judgment.

Indebtedness of management.

Mr. James Welbourn, one of the Company’s former directors (resigned January 2, 2007) has a note payable to the Company at December 31, 2008 in the amount of $253,366, which is presented as a reduction of stockholders’ equity in the Company’s balance sheet as of December 31, 2008.  In conjunction with the Asset Sale, the Company agreed to compensate the director $100,800 annually in consideration of a five year non-compete agreement and a release, whereby the director waived his right to future commissions that he was previously entitled to.  Such compensation is being applied to reduce the note payable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Hawkins Accounting served as our independent registered public accounting firm for December 31, 2008

Sherb & Co. served as our independent registered public accounting firm for 2007 and through September 30, 2008

GHP Horwath, P.C. served as our independent registered public accounting firm for 2006.

Audit Fees

Fees billed and expected to be billed by Hawkins Accounting for audit  services related to the year ended December 31, 2008 were approximately $7,000, which includes out-of-pocket costs incurred in connection with these services.

Fees billed and expected to be billed by Sherb & Co. for interim financial statement review services related to the nine months ended September 30, 2008 and for the audit year ended December 31, 2007 were approximately $13,500 and $41,000, respectively, which includes out-of-pocket costs incurred in connection with these services.

Fees billed and expected to be billed by GHP Horwath, P.C. for audit and interim financial statement review services related to the years ended December 31, 2007 and 2006 were approximately $25,000 and $95,000, respectively, which includes out-of-pocket costs incurred in connection with these services.

Audit-Related Fees

Fees billed by Hawkins Accounting for audit-related services related to the years ended December 31, 2008 were approximately $0.

Fees billed by Sherb & Co. for audit-related services related to the years ended December 31, 2007 were approximately $0.

Tax Fees

Fees billed and expected to be billed by Hawkins Accounting for tax return preparation services related to the year ended December 31, 2008 were approximately $0.

Fees billed and expected to be billed by Sherb & Co. for tax return preparation services related to the year ended December 31, 2007 were approximately $0.

All Other Fees

The Company incurred no other fees to Hawkins Accounting for 2008.

The Company incurred no other fees to Sherb & Co. for 2007.

Preapproval Policy

Pursuant to our Audit Committee Charter, before the accountant is engaged by us to render audit or non-audit services, our audit committee approves the engagement.  In absence of a standing audit committee, such approval is made by our entire board of directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	The following documents are filed as a part of this report immediately following the signature page.

1.	Financial Statements and Supplementary Data

Page
Report of Independent Registered Public Accounting Firm	F-1
Report of Independent Registered Public Accounting Firm	F-2
Consolidated financial statements:
Consolidated balance sheets - December 31, 2008 and 2007	F-3
Consolidated statements of operations - years ended December 31, 2008, 2007 and 2006	F-4
Consolidated statements of stockholders’ equity (equity deficiency) Years ended December 31, 2008, 2007 and 2006	F-5 – F-7
Consolidated statements of cash flows - years ended December 31, 2008, 2007 and 2006	F-8 – F-9
Notes to consolidated financial statements	F-10 – F-32

2.	Financial Statements Schedules.

Financial statements and exhibits – Schedule 11, Valuation and Qualifying Accounts, are omitted because the information is included in the consolidated financial statements and notes.

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

Date: April 15, 2009	FASTFUNDS FINANCIAL CORPORATION (Registrant)
By /S/ BARRY HOLLANDER
Acting Chief Executive Officer Principal Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 15, 2009	/S/ BARRY HOLLANDER
Barry Hollander, Acting Chief Executive Officer

Date: April 15, 2009	/S/ HENRY FONG
Henry Fong, Director

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firm	F-1 – F-2

Consolidated financial statements:

Consolidated balance sheets	F-3

Consolidated statements of operations	F-4

Consolidated statements of stockholders’ equity (equity deficiency)	F-5 – F-7

Consolidated statements of cash flows	F-8 – F-9

Notes to consolidated financial statements	F-10 – F-32

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
FastFunds Financial Corporation and Subsidiaries
West Palm Beach, FL

We have audited the accompanying consolidated balance sheets of FastFunds Financial Corporation and Subsidiaries as of December 31, 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2008. FastFunds Financial Corporation and Subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FastFunds Financial Corporation and Subsidiaries as of December 31, 2008, and the consolidated results of its operations and its cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses since inception, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/Hawkins Accounting

April 14, 2009
Los Angeles, CA

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

/s/ SHERB & CO., LLP
Certified Public Accountant

Boca Raton, Florida

                                                                                                                                          F-2

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$536	$479
Accounts receivable, net of allowance of $12,615 (2008) and $53,378 (2007)	92,934	216,591
Current portion of notes and advances receivable (Note 3)	139,575	170,000
Other current assets	4,213	4,213

Total current assets	237,258	391,283

Accounts receivable	105,000
Notes receivable (Note 3)	-	69,575
Property and equipment, net of accumulated depreciation of $82,542 (2008) and $79,799 (2007)	-	2,743
Deferred loan costs, net of accumulated amortization of $877,811 (2008) and $877,811 (2007)	-	153,286
Intangible and other assets	200	200

	105,200	225,804

	$342,458	$617,087

LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

Current liabilities:
Checks issued in excess of cash in bank	$-	$2,992
Accounts payable	733,499	564,987
Due to HPI (Note 6)	75,000	75,000
Accrued expenses, including related parties $22,148 (2008) and $4,702 (2007) (Note 4)	1,371,642	835,274
Promissory notes and current portion of long-term debt (Note 5), including related
parties of $392,922 (2008) and $196,072 (2007)	2,589,366	2,324,672
Convertible debentures, net of discount of $5,223 (2007) (Note 5)	-	132,277
Derivative liabilities (Note 7)	648,000	1,052,535

Total current liabilities	5,417,507	4,987,737

Commitments and contingencies (Notes 4, 5, 6 and 7)

Stockholders' equity deficiency (Note 9):
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding
Common stock, $.001 par value; 250,000,000 shares authorized; 17,091,686 shares (2008)
and 16,248,851 shares (2007) issued and 8,174,432 shares (2008)
and 7,331,597 shares (2007) outstanding	17,092	16,249
Additional paid-in capital	17,136,658	16,580,624
Investment in HPI common stock	-	-
Notes, advances and interest receivable, related parties	(253,366)	(354,166)
Common treasury stock at cost; 8,917,344 shares	(4,547,845)	(4,547,845)
Accumulated deficit	(17,427,588)	(16,065,512)

Total stockholders' equity deficiency	(5,075,049)	(4,370,650)

	$342,458	$617,087

See notes to consolidated financial statements.
                                                                                                                                          F-3

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006

Fee revenue, net	$78,693	$91,587	$1,714,882
Other income	-	-	477,500

Total revenue	78,693	91,587	2,192,382

Operating expenses:
Fees to casinos	-	-	546,196
Salaries and benefits	-	-	303,489
Selling, general and administrative	-	-	141,880
Processing fees	38,236	69,997	230,889
Returned checks (collected)	(11,222)	(26,565)	(22,269)
Other	12,860	15,341	-

Total operating expenses	39,874	58,773	1,200,185

Gross margin	38,819	32,814	992,197

Selling, general and administrative	872,068	1,686,922	2,902,049
Fair value adjustment of derivative liabilities		368,498	(9,099)
Amortization of intangible and other assets	-	-	308,911
Provision for (recovery of) losses and bad debt expense on related party
notes and interest receivable	-	-	568,184
(Recovery of) provision for losses and bad debt expense on note
receivable, other	-	-	(90,000)
Gain on sale of assets (Note 1)	-	-	(4,145,835)

(Loss) income from operations	(833,249)	(2,022,606)	1,457,987

Other income (expense):
Interest expense including related party interest of $17,446 (2008),
$4,702 (2007) and $693,905 (2006)	(528,827)	(495,486)	(1,338,101)
Loss on debt extinguishment and restructuring		(245,571)	(1,236,949)
Permanent impairment of HPI common stock		(1,206,000)	-
Interest income including related party interest of
$2,790 (2007) and $399,658 (2006)		57,365	564,296

Total other expense	(528,827)	(1,889,692)	(2,010,754)

Loss before income taxes	(1,362,076)	(3,912,298)	(552,767)
Income tax expense (Note 8)	-	-	(856,913)

Net loss	$(1,362,076)	$(3,912,298)	$(1,409,680)

Net loss per share	$(0.17)	$(0.54)	$(0.09)

Weighted average number of common shares outstanding	8,071,805	7,199,438	15,049,758

See notes to consolidated financial statements.
                                                                                                                                          F-4

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (EQUITY DEFICIENCY)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

						Notes,		Total
						advances and		stockholders'
			Additional	Stock		and interest		equity
	Common stock		paid-in	subscription	Investment in	receivable,	Accumulated	(equity
	Shares	Amount	capital	receivable	HPI	related parties	deficit	deficiency)

Balances, January 1, 2006	10,513,672	$10,514	$14,812,356	$(135,000)	$(14,905)	$(6,990,700)	$(10,743,534)	$(3,061,269)

Issuance of common stock upon cashless
exercise of warrants (Note 9)	149,943	150	(150)

Increase in notes and advances receivable due
from related parties, net						(593,355)		(593,355)

Warrants issued for services (Note 7)			355,000					355,000

Conversion of HPI note and interest
payable to common stock	4,717,344	4,717	4,335,238					4,339,955

Issuance of 200,000 shares of common stock
in settlement of debt	200,000	200	(200)

Receipt of HPI common stock in
satisfaction of notes, advances and interest
receivable (Note 9)					(6,144,000)	6,443,794		299,794

Issuance of note to HPI
(Notes 1 and 9)						(5,000,000)		(5,000,000)

Amount due from HPI pursuant to
share price guarantee agreement (Note 9)			126,582			(126,582)

Write off of stock subscription receivable
(Note 9)				135,000				135,000

Receipt of HPI common stock in
exchange for amounts due to HPI
(Note 9)					(450,000)			(450,000)

Repricing of warrants and extension of
expiration			26,400					26,400

Purchase of HPI common stock
(Note 9)					(192,299)			(192,299)

Net loss							(1,409,680)	(1,409,680)

Balances, December 31, 2006	15,580,959	$15,581	$19,655,226	$	$(6,801,204)	$(6,266,843)	$(12,153,214)	$(5,550,454)

(Continued)
                                                                                                                                          F-5

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (EQUITY DEFICIENCY)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006 (CONTINUED)

					Notes,			Total
					advances and			stockholders'
			Additional		and interest			equity
	Common stock		paid-in	Investment in	receivable,	Common stock	Accumulated	(equity
	Shares	Amount	capital	HPI	related parties	treasury	deficit	deficiency)

Balances, January 1, 2007	15,580,959	$15,581	$19,655,226	$(6,801,204)	$(6,266,843)	$-	$(12,153,214)	$(5,550,454)

Return of Company common stock in satisfaction of notes,
advances and interest receivable (Notes 1 and 7)			1,227,019		5,814,617	(4,547,845)		2,493,791

Issuance of common stock upon cashless exercise of
warrants	181,686	182	(182)					-

Decrease in notes and advances receivable due from related
parties, net (Note 7)					98,060			98,060

Warrants and options issued for services (Note 6)			1,031,751					1,031,751

Conversion of accounts payable to common stock	250,000	250	124,750					125,000

Issuance of common stock for services (Note 6)	150,000	150	112,350					112,500

Issuance of common stock in conjunction with note issuances	86,206	86	24,914					25,000

Reclassification of HPI common stock at fair value (Note 2)			(5,595,204)	6,801,204				1,206,000

Net loss							(3,912,298)	(3,912,298)

Balances, December 31, 2007	16,248,851	$16,249	$16,580,624	$-	$(354,166)	$(4,547,845)	$(16,065,512)	$(4,370,650)

(Continued)
                                                                                                                                          F-6

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (EQUITY DEFICIENCY)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006 (CONTINUED)

					Notes,			Total
					advances and			stockholders'
			Additional		and interest			equity
	Common stock		paid-in	Investment in	receivable,	Common stock	Accumulated	(equity
	Shares	Amount	capital	HPI	related parties	treasury	deficit	deficiency)

Balances, January 1, 2008	16,248,851	$16,249	$16,580,624	$-	$(354,166)	$(4,547,845)	$(16,065,512)	$(4,370,650)

Decrease in notes and advances receivable due from related
parties, net (Note 7)					100,800			100,800

Issuance of common stock in satisfaction of convertible
debentures, derivative laibility and accrued interest	842,835	843	556,034					556,877

Net loss							(1,362,076)	(1,362,076)

Balances, December 31, 2008	17,091,686	$17,092	$17,136,658	$-	$(253,366)	$(4,547,845)	$(17,427,588)	$(5,075,049)

See notes to consolidated financial statements.
                                                                                                                                          F-7

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006

Cash flows from operating activities:
Net loss	$(1,362,076)	$(3,912,298)	$(1,409,680)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Permanent impairment of HPI common stock		1,206,000	-
Depreciation and amortization	137,629	240,630	601,899
Non-cash interest expense	5,223	39,711	764,927
Stock-based compensation	119,200	912,551	355,000
Provision for losses, including bad debt	-	-	478,184
Loss on debt extinguishment		245,571	1,236,949
Amortization of discount on convertible promissory notes
payable related to beneficial conversion features	-	-	-
Discount on debentures		(24,515)	(20,620)
Gain on sale of net operating assets of subsidiary (Note 1)	-	-	(4,145,835)
Deferred income tax expense		75,000	851,000
Decrease (increase) in assets, net of Asset Sale (Note 1):
Accounts receivable	18,657	13,841	163,044
Interest and other receivables		(2,740)	(399,658)
Prepaid and other current assets		3,865	28,228
Increase (decrease) in liabilities:
Accounts payable	168,530	105,453	98,096
Accrued expenses	621,317	(16,071)	(2,048,127)
Derivative liabilities		591,014	461,521
Due to HPI	-	-	(1,160,192)

Net cash (used in) provided by operating activities	(291,520)	(521,988)	(4,145,264)

Cash flows from investing activities:
Cash acquired in redemption agreement transaction (Note 1)		2,363	-
Issuance of notes receivable		(50,000)	-
Proceeds received from Asset Sale, net of costs (Note 1)	-	-	12,642,784
Purchases of property and equipment	-	-	-
Repayments on notes and interest receivable	100,000	255,000	160,461
Advances on notes receivable	-	-	-

Net cash provided by (used in) investing activities	100,000	207,363	12,803,245

Cash flows from financing activities:
Increase (decrease in) in checks issued in excess of cash in bank	(2,992)	2,992	(1,105,379)
Repayments on convertible promissory notes		(15,000)	(1,012,500)
Borrowings on notes and loans payable	196,850	323,172	450,000
Repayments on notes and loans payable	(2,281)	(4,000)	(9,593,497)
Borrowings on long-term debt, HPI	-	-	-
Repayments of long-term debt	-	-	-
Purchase of HPI common stock	-	-	(192,299)
Proceeds from sale of HPI common stock	-	-	-
Repurchase of warrants	-	-	-
Payments of deferred loan costs		(45,250)	-
Notes and advances to HPI	-	-	(5,424,769)
Repayments on notes and advances to HPI	-	-	400

Net cash provided by (used in) financing activities	191,577	261,914	(16,878,044)

(Continued)
                                                                                                                                          F-8

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006

Decrease in cash and cash equivalents	57	(52,711)	(8,220,063)
Cash and cash equivalents, beginning	479	53,190	8,273,253

Cash and cash equivalents, ending	$536	$479	$53,190

Supplemental disclosure of cash flow information:

Cash paid for interest		$322,804	$1,246,763

Cash paid for income taxes	$-	$-	$5,913

Supplemental disclosure of non-cash investing and financing activities:

Conversion of accounts payable to common stock		$125,000

Cashless exercise of warrants		$182	$150

Return of common stock for note receivable, advances, and interest receivable		$2,493,791

Conversion of accounts payable and accrued expenses to note payable	$70,125

Reclassification from current portion of accounts receivable to non-current	$105,000

Conversion of parent company note payable and accrued interest to common stock			3,905,960

Receipt of parent company common stock in satisfaction of notes advances and interest
receivable			6,144,000

Receipt of parent company common stock in exchange for amounts due parent company			450,000

Issuance of common stock by parent to a third party for settlement of an obligation in
exchange for reduction in receivable			$150,000

See notes to consolidated financial statements.
                                                                                                                                          F-9

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2008, 2007 and 2006

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

The Company is an equity investee of Hydrogen Power, Inc. (“HPI”), a public company, formerly known as Equitex, Inc.  As of December 31, 2008, HPI owns approximately 43% of the Company’s outstanding common stock.

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

Key Financial Services, Inc. (“Key”) and Nova Financial Services, Inc. (“Nova”) were formed to design, market and service credit card products aimed at the sub-prime market; both companies are wholly-owned by the Company. Nova processes payments on a remaining portfolio, which provides the Company with limited operations. Key ceased "run-off" operations in the fourth quarter of 2003.

Denaris Corporation ("Denaris"), was formed to develop and market a prepaid re-loadable stored value card program, which was designed to offer customers, particularly immigrants, a convenient alternative to traditional bank accounts; 77%-owned by the Company; Denaris generated no revenues through December 31, 2008.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2008, 2007 and 2006

1.	Business and organization, asset sale, and going concern and management’s plans (continued):

Business and organization (continued):

Collection Solutions, FFI, FFC and FFIL generated no revenues and had no significant operations for the years ended December 31, 2008, 2007 and 2006. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Pursuant to the APA and the TSA, FFFC and Chex owed Game approximately $300,000.  Game, FFFC and Chex agreed to settle the balance due for $275,000 (included in accounts payable on the balance sheet presented herein) with payment terms.   FFFC and Chex have not made any of the payments stipulated in the settlement and subsequently Game filed a complaint against Chex, FFFC and HPI seeking approximately $318,000.  The Company has agreed to a judgment of $275,000, plus interest and attorney fees, for a total of $329,146.  FFFC and Chex have agreed to indemnify HPI.

Going concern and management’s plans:

The Company’s financial statements for the year ended December 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has incurred significant losses since its inception and has a working capital deficit of approximately $5,075,000, and an accumulated deficit of approximately $17,428,000 as of December 31, 2008.  Moreover, it presently has no ongoing business operations or sources of revenue and little resources with which to obtain or develop new operations.

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

YEAR ENDED DECEMBER 31, 2008, 2007 and 2006

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

In May 2008, FFFC signed an Agreement and Plan of Merger and Reorganization and a related Addendum to acquire Industrial Systems, Inc. ("ISI"). ISI, founded in 1991 and based in Delta, Colorado, provides turn-key engineering procurement and construction services to the mining, energy and natural resources industries throughout the United States. The letter of intent calls for FFFC to acquire 100% of the outstanding securities of ISI in an all stock tax-free exchange. The terms of the definitive agreement call for the existing stockholders of ISI to own approximately 80% of the Company's common stock at closing of the transaction. Completion of the transaction is subject to FFFC having no liabilities on its balance sheet unless mutually agreed upon, as well as further due diligence by each party, and other customary pre-closing conditions.  The Company has not been able to meet the conditions to close the transaction and the letter of intent has expired. However, ISI and the Company have recently begun new discussions regarding a potential merger.

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

After the closing of the Redemption Agreement, HPI held 3,500,000 shares of FFFC common stock, constituting approximately 42.8% of FFFC’s outstanding common stock at December 31, 2008.  These

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2008, 2007 and 2006

1.	Business and organization, asset sale, and going concern and management’s plans (continued):

Return of Company Common Stock from HPI (continued):

shares have been pledged as collateral on certain notes of HPI.  During 2008 as a result of the assumption of this debt by HPI Partners, LLC., (“HPIP”) and the subsequent foreclosure by the debt holders upon HPIP. HPIP owns the 3.5 million shares. The principal managers of HPIP are Messrs. Fong and Olson.  Mr. Fong is the Chairman and CEO of FFFC and Mr. Olson is the secretary of FFFC.  As of December 31, 2008, the Company holds 1,546,036 shares of common stock of HPI.  Pursuant to the Redemption Agreement, the Company and HPI each provided the other certain registration rights relating to the common stock of such party held by the other party.

On January 18, 2008, the Company filed a complaint in the Superior Court of Washington in King County (the “Superior Court”). The complaint was filed by FastFunds Financial Corporation, Daniel Bishop, Barbara M. Schaper, HP Services LLC, VP Development Corporation, and Gulfstream Financial Partners, LLC (collectively, the “Plaintiffs”) against Dilbagh Singh Gujral, Ricky Gurdish Gujral, Virendra Chaudhary, Gurinder Dilawari, Global Hydrofuels Technology, Inc. (“GHTI”) and Hydrogen Power, Inc. (collectively, the “Defendants”).

Messrs. Chaudhary and Dilawari are directors of HPI. GHTI is the majority shareholder of HPI. Ricky Gurdish Gujral is the former chief executive officer of HPI. The complaint alleges fraud, misappropriation of corporate opportunity and breach of fiduciary duty by the Defendants relating to the merger of Equitex, Inc. and Hydrogen Power, Inc., the Sublicense Agreement with GHTI, and payments to Ricky Gurdish Gujral. The complaint seeks the appointment of a receiver to take possession of the property and assets of the Company and to manage and operate the Company pending completion of the action. The complaint also seeks damages in the excess of $3,000,000, exemplary damages, attorney’s fees plus interest and costs and any other relief the court finds just and proper.  On January 25, 2008, the Superior Court appointed a receiver of HPI with respect to HPI’s assets. Some assets have been recovered by the Receiver. One of the defendants has filed a counterclaim asserting that the action is frivolous; the Plaintiffs have denied the counterclaim in its entirety.  GHTI has sought arbitration regarding ownership of certain patent applications and other intellectual property.  GHTI was granted a stay of this case until the arbitration is complete.

2.	Summary of significant accounting policies:

Cash and cash equivalents:

For the purpose of the financial statements, the Company considers all highly-liquid investments with an original maturity three-months or less to be cash equivalents.

Accounts (credit card) receivables and revenue recognition:

Accounts (credit card) receivables are stated at cost plus refundable and earned fees (the balance reported to customers), reduced by allowances for refundable fees and losses. Management believes that part of this receivable will not be collected in the next twelve months and accordingly has reclassified a portion of the receivable as non-current on the accompanying balance sheet.

Fees (revenues) are accrued monthly on active credit card accounts and included in credit card receivables, net of estimated uncollectible amounts.  Accrual of income is discontinued on credit card accounts that have been closed or charged off.  Accrued fees on credit card loans are charged off with the card balance, generally when the account becomes 90 days past due.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2008, 2007 and 2006

2.	Summary of significant accounting policies:

Cash and cash equivalents (continued):

The allowance for losses is established through a provision for losses charged to expenses.  Credit card receivables are charged against the allowance for losses when management believes that collectability of the principal is unlikely.  The allowance is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience.  This evaluation also takes into consideration such factors as changes in the volume of the loan portfolio, overall portfolio quality and current economic conditions that may affect the borrowers’ ability to pay.  While management uses the best information available to make its evaluations, this estimate is susceptible to significant change in the near term.

Basis of presentation:

The accompanying consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“USGAAP”). The consolidated financial statements of the Company include the Company and its subsidiaries.  All material inter-company balances and transactions have been eliminated.

Notes and advances receivable:

The Company has made notes and advances to various officers, affiliates and employees of the Company under various loan agreements (Notes 3 and 9). The notes and advances made to officers were made prior to the acquisition of Chex by HPI in December 2001.  The Company’s allowance for doubtful notes receivable is adjusted based on the Company’s assessment of the collectability of each individual note and advance receivable, as well as the aging of the notes and advances receivable.  After all attempts to collect a note receivable have failed, the note receivable is written-off against the allowance.  Based on management’s evaluation of repayment intentions, and in consideration of SAB topic 4-E regarding receivables due from a former director, $253,366, $354,166 and $454,966 of the total face value amount is presented as a reduction of stockholders’ equity at December 31, 2008, 2007 and 2006, respectively.

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

Impairment of HPI common stock:

At December 31, 2008 and December 31, 2007, the Company owned 1,546,036 shares of common stock of HPI.  At December 31, 2006, the Company presented its investment in HPI common stock as a component of stockholders’ equity deficiency at cost in a manner similar to treasury stock.  This presentation was based upon the Company’s consideration of the provisions of Emerging Issues Task Force (“EITF”) Issue No. 98-2, Accounting by a Subsidiary or Joint Venture for an Investment in the Stock of its Parent Company or Joint Venture Partner (“EITF 98-2”).  This EITF discusses that in the separate financial statements of a subsidiary; an investment in the common stock of a parent whose only significant

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2008, 2007 and 2006

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

Impairment of HPI common stock (continued):

Unrealized gains and losses are computed on the basis of specific identification and are reported as a separate component on comprehensive income (loss), included as a separate item in shareholders’ equity deficiency.  The unrealized loss reported through September 30, 2007 was $588,000 resulting in a balance of $618,000, reported as available-for-sale securities at September 30, 2007.  Realized gains, realized losses, and declines in value, judged to be other-than-temporary, are included in other income (expense).  Due to the status of HPI and the then current market price of HPI common stock of $0.05 per share as of March 17, 2008, management believed that the decline in value is other than temporary and accordingly, reduced the available-for-sale security to zero as of December 31, 2007 and has included $1,206,000 in other expense for the year ended December 31, 2007.

Legal defense costs:

The Company does not accrue for estimated future legal and related defense costs, if any, to be incurred in connection with outstanding or threatened litigation and other disputed matters but rather, records such as period costs when the services are rendered.

Loss per share:

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants, and common stock underlying convertible promissory notes are not considered in the calculations for the periods ended December 31, 2008, 2007 and 2006, as the impact of the potential common shares, which total 4,079,280 (2008), 4,204,280 (2007), and 2,335,280 (2006), would be antidilutive and decrease loss per share. Therefore, there is no diluted loss per share presented in 2008, 2007 and 2006.

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

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2008, 2007 and 2006

2.	Summary of significant accounting policies (continued):

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

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2008, 2007 and 2006

2.	Summary of significant accounting policies (continued):

Stock-based compensation (continued):

Stock Issued to Employees (APB 25).  The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes.

Previously, the Company accounted for stock-based employee and director compensation using the intrinsic method under APB 25.  There were no options granted during the year ended December 31, 2008.  During the year ended December 31, 2007, the Company granted to officers and directors 70,000 options to purchase shares of common stock at $0.75 per share (the market value of the common stock on the date of the grant).  The options were valued at $39,151 based upon the Black-Scholes option pricing model (approximately a $0.56 grant date fair value per option).  These options were fully-vested at the date of the grant.  There were no options granted during the year ended December 31, 2006, and all options granted prior to the adoption of SFAS 123R were fully-vested.  As a result, no stock option expense was required to be recorded in 2006.  Therefore, there was no effect of the change on 2006 operations.

The fair value of options and warrants granted to purchase FFFC and HPI common stock were estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions for 2007.

2007

Expected dividend yield	0
Expected stock price volatility	119% - 132%
Risk fee interest rate	4.48% - 4.79%
Expected life of options	3 years

The Company’s stock option plan is more fully described in Note 9.

Reclassifications:

Certain minor reclassifications to amounts reported in the 2007 consolidated financial statements have been made to conform to the 2008 presentation.

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

YEAR ENDED DECEMBER 31, 2008, 2007 and 2006

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

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2008, 2007 and 2006

2.	Summary of significant accounting policies (continued):

Recently issued accounting pronouncements (continued):

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

3.	Notes and interest receivable:

Notes and interest receivable at December 31, 2008 and 2007, consist of the following:

	2008	2007
Note receivable, ISI; interest at 6%; matured April 2007; currently in default	$50,000	$50,000

Note receivable (Denaris) from Paymaster Jamaica (see Redemption Agreement) (Note 1); interest at 10%, collateralized by a pledge of Paymaster Jamaica common shares by Paymaster Jamaica's president; note matured in August 15, 2008; currently in default; payments of interest only due semi-annually beginning August 15, 2003 through maturity (received payments of $100,000 through December 31, 2008); a valuation allowance of $250,000 has been recorded against this receivable at December 31, 2008 and 2007 [A]	339,575	439,575

Note receivable from Coast ATM, LLC; interest at 10%; maturity November 2005; a valuation allowance of $50,000 has been recorded against this receivable at December 31, 2008 and 2007, respectively; in default and non-performing [A]	50,000	50,000
	439,575	539,575
Less current maturities	(139,575)	(170,000)

Notes and interest receivable, net of current portion, before valuation allowance	300,000	369,575
Less valuation allowance	(300,000)	(300,000)

Notes and interest receivable, long-term	$0	$69,575

[A]	The Company is no longer accruing interest on these non-performing loans due to uncertainty as to substantial collection.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2008, 2007 and 2006

3.	Notes and interest receivable (continued):

Changes in the allowance for notes and interest receivable for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006

Balances, beginning of year	$300,000	$316,500	$336,500
Additions charged to costs and expenses
(deducted from notes receivable)	-	250,000	255,000
Deductions credited to costs and expenses
(added to notes receivable)	-	(205,000)	(275,000)
Deductions to the allowance for final
settlements	-	(61,500)	-

Balances, end of year	$300,000	$300,000	$316,500

4.	Accrued liabilities:

Accrued liabilities at December 31, 2008 and 2007 were $1,420,611, and $835,274, respectively, and were comprised of:

	2008	2007

Legal fees	$297,797	$263,849
Interest	670,678	188,639
Accounting fees	17,758	83,883
Consultants and advisors	101,800	52,000
Director’s fees	129,159	81,239
Registration rights	98,013	98,013
Other	56,437	67,651

	$1,371,642	$835,274

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2008, 2007 and 2006

5.	Promissory notes, including related parties and current portions of long-term debt:

Promissory notes, including related parties and current portions of long-term debt at December 31, 2008 and 2007, consist of the following:

	2008	2007

Promissory notes payable:

Various, including related parties of $392,922 (2008) and $196,072 (2007); interest rate ranging from 8% to 10% [A]	$498,647	$196,072

Notes payable; interest rates ranging from 9% to 15%; interest payable quarterly; the notes are unsecured, matured on February 28, 2008; currently in default and past due [B]	2,090,719	2,128,600

	$2,589,366	$2,324,672

Long-term debt:

Convertible debentures, net of discount of $5,223 (2007) [C]	$-	$132,277

Less current portion	-	(132,277)

Long-term debt, net of current portion	$-	$0

The weighted average interest rate on short-term borrowings was 20.1%, 14.4% and 10.3% in 2008, 2007 and 2006, respectively.

[A]
 Includes a note for professional services rendered of $70,125 to GHP Horwath, P.C. (“GHP”) the Company’s auditors through 2006.  The note matured on July 9, 2008 and is in default.  GHP filed a complaint for the unpaid amount plus interest and attorney fees pursuant to the note described herein.  The Company has answered the complaint with affirmative defenses.  Initial discussions of settlement have begun, but no settlement has been made.

[B]
These notes payable (the “Promissory Notes”) originally became due on February 28, 2007.  At that time, the Company renewed $283,000 of the Promissory Notes on the same terms and conditions as previously existed.  The Company has failed to pay interest and the principal amount of these notes. The Company received complaints filed from several of these note holders.  The Company has not responded to these complaints and accordingly the plaintiffs were awarded default judgments.  In April 2007 the Company, through a financial advisor, restructured $1,825,000 of the Promissory Notes (the “Restructured Notes”).  The Company has accrued an expense of $36,500 to compensate the financial advisor 2% of the Restructured Notes as well as having issued 150,000 shares of common stock to the financial advisor (Note 7).  The Restructured Notes carry a stated interest rate of 15% (a default rate of 20%) and matured on February 28, 2008.  The Company has not paid the interest due since September 30, 2007 and no principal payments on the Promissory Notes have been made in 2008 and accordingly, they are in default.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2008, 2007 and 2006

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

In January 2008, the Company and the three guarantors received a complaint filed by the financial advisor (acting as agent for the holders of the Restructured Notes) and the holders of the Restructured Notes.  The claim is seeking $1,946,250 plus per diem interest beginning January 22, 2008 at the rate of twenty percent (20%) per annum plus $37,000 due the financial advisor for unpaid fees.  Some of the plaintiffs have filed a motion for summary judgment and a motion for sanctions for failure of certain witnesses to appear for depositions.

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

YEAR ENDED DECEMBER 31, 2008, 2007 and 2006

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

At December 31, 2007, the Company revalued all derivative liabilities.  Therefore, for the period from December 31, 2006 to December 31, 2007 the Company recorded an expense and increased the previously recorded liabilities by $364,312 resulting in a derivative liability balance of $375,833 at December 31, 2007. In February 2008, the Company issued 842,835 shares of our common stock upon the conversion of $137,500 of convertible debentures and unpaid interest of $14,842.  The shares were issued at approximately $0.18 per share pursuant to the debenture agreement.  Additionally, $404,535 that was previously expensed and recorded as a derivative liability on the balance sheet at December 31, 2007 was eliminated with the offset to additional paid-in-capital.

6.	Due to HPI:

The Company has amounts due to HPI as of December 31, 2008 and 2007 of $75,000 and $2,151,572 as of December 31, 2006.  The 2006 amount was comprised of $1,844,000 related to its utilization of a portion of HPI’s net operating loss carryforwards (Note 8).  In addition, during 2006 the Company recorded a liability to HPI in the amount of $450,000 related to its acquisition of 300,000 shares of HPI common stock (Note 9) valued at $1.50 per share, its trading price on the date of the transaction.  In December 2006, the Company repaid HPI $142,428 of this obligation.  In January 2007, in conjunction with the return of Company common stock from HPI (Note 1), the Company released HPI from the $2,151,572 then due.

7.	Commitments and contingencies:

Litigation:

The Company is involved in various claims and legal actions ( as described in footnotes 1 and 5) arising in the ordinary course of business.  Although unable to estimate minimum costs, if any, in the opinion of management, the ultimate disposition of these matters may have a material adverse impact either individually or in the aggregate on future consolidated results of operations, financial position or cash flows of the Company.

Operating lease:

Beginning February 2007, the Company began leasing office space in West Palm Beach, Florida, its corporate headquarters for approximately $2,900 per month.  This lease expires February 2010 and increases by approximately 5% from February 1, 2008 and 2009.  Pursuant to this lease, the Company is also required to pay its pro-rata share of taxes, operating expenses and improvement costs.

Future approximate minimum lease payments due under this lease as of December 31, 2008, are as follows:

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2008, 2007 and 2006

7.	Commitments and contingencies (continued):

Operating lease (continued):

Year ending December 31,	Amount

2009	$ 37,000
2010	3,200

$ 40,200

Rent expense for the years ending December 31, 2008, 2007 and 2006 was approximately $38,350, $32,000 and $54,000, respectively.

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

In conjunction with the Asset Sale, an officer signed a five-year non-compete agreement with the buyer and also signed a release, waiving his right to any future commissions that he was previously entitled to.  The Company agreed to compensate the officer $100,800 annually, over the five-year term of the non-compete agreement.  Such compensation is to be applied to reduce the loan and interest receivable from the officer.  If the officer breaches his non-compete agreement, the officer is no longer entitled to compensation and will be liable for any amount remaining on the loan.  Accordingly, during 2008 and 2007, the Company recorded consulting expenses of $100,800 each year, and the interest and note receivable from the officer has been reduced by $100,800 for 2008 and 2007 (Note 9).

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2008, 2007 and 2006

7.	Commitments and contingencies (continued):

Guaranty:

In March 2004, HPI closed on $5 million of debt financing and issued convertible promissory notes to two financial institutions (the “Lenders”).  The proceeds from the promissory notes were immediately thereafter loaned to Chex.  The promissory notes are collateralized, among other things, by all of the assets of Chex and HPI, including the 3.5 million shares of FFFC common stock owned by HPI.  In conjunction with the Asset Sale, the Lenders consented to the sale of assets that secured their notes.  In contemplation of the Redemption Agreement described above, on December 29, 2006, HPI and the Company obtained the consent of the Lenders to complete the transactions contemplated by the Redemption Agreement. Contemporaneously with receipt of the consent, FFFC (as successor in interest to Chex) reconfirmed its obligations under the guaranty and security agreements previously provided by Chex.  The guaranty and security agreements do not expire until the notes are paid in full.    On August 6, 2007, HPI received a notice of default from the Lenders.  On August 16, 2007, the Lenders and HPI entered into a Forbearance Agreement in consideration of HPI paying $300,000 (paid on August 14, 2007) and making a final payment (the “Final Payment”) of $646,981 by October 15, 2007.  During the fourth quarter of 2007 $100,000 of the Final Payment was paid, and there remained an unpaid balance of principal and interest of approximately $561,000.  On March 11, 2008, the Lenders notified the court appointed receiver of HPI that that they were foreclosing on the assets of HPI that were collateralizing the loan.  During 2008 HPIP assumed the remaining unpaid balance.  HPIP paid the balance in 2008.  Hpip is a related party to FFFC thru common management.

HPI stock price guaranty:

In May 2006, HPI and the Company negotiated a settlement regarding convertible notes with a face value of $200,000 issued by the Company, whereby HPI issued 180,000 shares of its common stock. In connection with the Settlement Agreement, a Stock Sale and Lock-up Agreement, Registration Agreement and an Escrow Agreement were also entered into (the “Agreements”).  Terms of the Agreements stipulate a price protection clause whereby the Company under certain circumstances must reimburse the former debt holders if the market price of the HPI common stock issued to them in the settlement is below $4.00 per share at the time they sell the stock.  As a result, the Company has recorded a derivative liability due to the debt holders at December 31, 2008 and December 31, 2007 of $648,000, respectively, and an expense of $198,000 (2007), representing the difference between the market value of the common stock as of each date and the $4.00 stated in the settlement agreement. The amounts are included on the balance sheet in derivative liabilities and on the statement of operations in loss on extinguishment of debt.

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

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2008, 2007 and 2006

8.	Income taxes (continued):

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

Income tax expense for 2008, 2007 and 2006, is as follows:

	2008	2007	2006

Current:
Federal	$-	$-	$-
State	-	-	5,913

	-	-	5,913

Deferred:
Federal	1,118,421	1,107,684	365,000
State	131,579	130,316	44,000
Valuation allowance	(1,250,000)	(1,238,000)	442,000

	-	-	851,000

	$-	$-	$856,913

The following is a summary of the Company’s deferred tax assets and liabilities at December 31, 2008 and 2007:

	2008	2007

Deferred tax assets - current:
Allowance for losses on notes receivable	$-	$114,000
Stock-based compensation and other	792,000	746,000
Net operating loss carryforwards	458,000	378,000
	1,250,000	1,238,000

Less valuation allowance	(1,250,000)	(1,238,000)

Net deferred tax assets	$-	$-

A reconciliation between the expected tax expense (benefit) and the effective tax rate for the years ended December 31, 2008, 2007 and 2006, respectively, are as follows:

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2008, 2007 and 2006

8.	Income taxes (continued):

	2008	2007	2006

Statutory federal income tax rate	(34%)	(34%)	(34%)
State taxes, net of federal income tax	(4%)	(4%)	(4%)
Effect of change in valuation allowance	-	21%	80%
Non deductible expenses and other	38%	17%	113%

	0%	0%	155%

At December 31, 2006, the Company had utilized all of its net operating loss carryforwards available for federal and state income tax purposes.  For the year ended December 31, 2008, the Company had a tax net operating loss carry forward of approximately $1,206,000.  Any unused portion of this carry forward expires in 2028.  Utilization of this loss may be limited in the event of an ownership change pursuant to IRS Section 382.  The Company’s valuation allowance increased $12,000 during the year ended December 31, 2007.

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

In August 2007, the Company issued 86,206 shares of common stock in the aggregate to three individuals for consideration for their purchase of $150,000 of an outstanding note from a note holder.  The shares were valued at $0.29 per share, or $25,000, which is included in interest expense for the year ended December 31, 2007.

During 2007, the Company issued 181,686 shares of common stock upon the cashless exercise of warrants to purchase 226,000 shares of common stock.

In February 2008, the Company issued 842,835 shares of common stock in satisfaction of $137,500 of convertible debentures, derivative liability of $404,535 and accrued interest of $14,842.  The shares were valued at approximately $0.18 per share.

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

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2008, 2007 and 2006

9.	Stockholders’ equity deficiency (continued):

Stock options (continued):

There were no options granted during the year ended December 31, 2008.

During the year ended December 31, 2007, the Company granted officers and directors 70,000 options to purchase shares of common stock at an exercise price of $0.75 per share (the market value of the common stock on the date of the grant).  The options were valued at $39,151 based upon the Black-Scholes option pricing model (approximately a $0.56 grant date fair value per option).  The options were fully-vested at the date of the grant and therefore, the Company recorded $39,151 of stock-based compensation expense during the year ended December 31, 2007.  All options outstanding at December 31, 2008 are fully vested and exercisable.  A summary of outstanding balances at December 31, 2008 is as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Options	exercise price	Remaining contractual life	Value

Outstanding at January 1, 2008	455,000	$1.05	5.97	$0
Options expired	(125,000)	$1.10

Outstanding at December 31, 2008	330,000	$1.03	6.98	$0

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

Warrants:

In January 2007 the Company issued warrants to purchase 500,000 shares of its common stock to a third party for their guaranty of an obligation that the Company is a guarantor.  The warrants have an exercise price of $0.50 per share, expire in January 2010 and were valued at $255,050 based upon the Black-

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2008, 2007 and 2006

9.	Stockholders’ equity deficiency (continued):

Warrants (continued):

Scholes option pricing model.  As the services have been provided, the $255,050 has been included in selling, general and administrative expense for the year ending December 31, 2007.

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

A summary of the activity of the Company’s outstanding warrants during 2008 and 2007 is as follows:

	Warrants	Weighted-average exercise price	Weighted-average grant date fair value	Aggregate intrinsic value

Outstanding and exercisable at January 1, 2007	1,950,280	$ 1.32	$ 0.44	$ 186,750

Granted	2,150,000	0.50	0.46
Exercised	(226,000)	0.10	0.90
Forfeited	(125,000)	1.81	0.48

Outstanding and exercisable at December 31, 2007	3,749,280	$ 0.91	$ 0.42	$ 60,480

Granted
Exercised
Forfeited

Outstanding and exercisable at December 31, 2008	3,749,280	$ 0.91	$ 0.42	$ 0

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of December 31, 2008.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2008, 2007 and 2006

9.	Stockholders’ equity deficiency (continued):

Warrants (continued):

Exercise price range	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining life

$0.10	189,000	$ 0.10	.44
$0.50 - $1.00	2,586,206	0.58	.96
$1.75 - $2.00	974,074	1.92	1.30

	3,749,280	$ 0.91	1.17

The fair value of warrants granted to purchase the Company’s common stock were estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for the grants in the year ended December 31, 2007.

2007

Expected dividend yield	0
Expected stock price volatility	119%-132%
Risk fee interest rate	4.48%-4.68%
Expected life of warrants	3 years

Investment in HPI:

In 2007 the cost value of the shares were reclassified to available-for-sale securities at the fair value of $1,206,000.  The difference at the date of the transfer ($5,595,204) was recorded as a reduction to additional paid-in capital.  At December 31, 2007, the Company believed that there was an other than temporary impairment to the value of the HPI and accordingly, the Company has reduced the available-for-sale securities to zero at December 31, 2007 and has included $1,206,000 in other expense for the year ended December 31, 2007.

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

The following table summarizes the activity in these accounts for 2008, 2007 and 2006.

	2008	2007	2006

Beginning principal balances	$354,166	$5,867,185	$6,070,785
Cash advances			424,310
Issuance of HPI common stock to third party for
Settlement of Chex obligation			(212,155)

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2008, 2007 and 2006

9.	Stockholders’ equity deficiency (continued):

Notes, advances and interest receivable from related parties (continued):

	2008	2007	2006

Chex cash disbursements and accounts payable
allocated to HPI and Denaris			459
Loan to HPI			5,000,000
Share price guarantee from HPI			126,582
Issuance of HPI warrants to third party for settlement of
Chex obligation			73,882
Cash repayments			(400)
Consulting fees applied to officer’s receivable	(100,800)	(100,800)	(31,334)
Receipt of company common stock in return for debt
forgiveness [A]		(5,412,219)
Receipt of 1,200,000 shares of HPI common stock in
payment of principal balance owed as of January 31,
2006 from HPI and Denaris			(5,584,944)

Ending principal balances [B]	253,366	354,166	5,867,185

Interest receivable, including reclassification of interest
due from Parent company (and its subsidiary) of
$399,658 (2006)	-	-	399,658

Ending principal and interest balances	$253,366	$354,166	$6,266,843

[A]
In January 2007, HPI returned 8,917,344 shares of FFFC common stock to the Company, as well as shares of Key, Nova and Denaris that HPI owned in full settlement of amounts due the Company of $5,412,219 in receivables and $402,398 of interest.

The above balances are presented as a reduction of stockholders’ equity on the accompanying consolidated balance sheets.

[B]	The principal balance at December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006

HPI	$-	$-	$5,412,219
Denaris	-	-	-
Chex officer	253,366	354,166	454,966

	$253,366	$354,166	$5,867,185

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

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2008, 2007 and 2006

9.	Stockholders’ equity deficiency (continued):

Stock subscription receivable:

In August 2004, the Company issued 40,000 shares of FFFC common stock to a convertible note holder in exchange for a stock subscription receivable. In February 2005, 15,000 of the shares were returned to the Company, reducing the stock receivable to $135,000.  The $135,000 was written-off during the second quarter of 2006 in conjunction with the Settlement Agreement with the convertible note holders discussed in Note 4.

10.	Selected quarterly financial data (unaudited):

Selected unaudited quarterly financial data for 2008 and 2007 is summarized as follows:

	2008

	First	Second	Third	Fourth
	Quarter	quarter	Quarter	Quarter

Revenues	$20,348	$21,325	$19,352	$17,668

Gross margin	9,864	10,081	12,025	6,949
Net loss	(491,425)	(319,661)	(279,672)	(271,318)
Basic loss per common share	(0.06)	(0.04)	(0.02)	(0.03)

	2007

	First	Second	Third	Fourth
	Quarter	quarter	Quarter	Quarter (a)

Revenues	$23,560	$24,710	$21,103	$22,214

Gross margin	1,132	12,211	3,243	16,228
Net loss	(745,623)	(334,986)	(665,945)	(2,165,744)
Basic loss per common share	(0.11)	(0.05)	(0.09)	(0.29)

(a)	Includes expense of $1,206,000 for the permanent impairment of HPI common stock.

