Form 10-Q
period 2009-03-31
FASTFUNDS FINANCIAL CORP
filed 2009-05-20
CIK 779956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission File No. 000-33053

FASTFUNDS FINANCIAL CORPORATION
 (Exact Name of Registrant as Specified in its Charter)

Nevada	87-0425514
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Number of shares of common stock outstanding at May 15, 2009: 10,955,458

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008

ASSETS

Current assets:
Cash and cash equivalents	$1,936	$536
Accounts receivable, net of allowance of $18,124 (2009) and $12,615 (2008)	98,973	92,934
Current portion of notes and advances receivable (Note 3)	139,575	139,575
Other current assets	4,213	4,213

Total current assets	244,697	237,258

Accounts receivable	105,000	105,000
Intangible and other assets	200	200

	105,200	105,200

	$349,897	$342,458

LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

Current liabilities:
Accounts payable	$770,521	$733,499
Due to HPI (Note 6)	75,000	75,000
Accrued expenses, including related parties $264,033 (2009) and $207,105 (2008) (Note 4)	1,540,172	1,371,642
Promissory notes and current portion of long-term debt (Note 5), including related parties
of $425,022 (2009) and $392,922 (2008)	2,621,466	2,589,366
Derivative liabilities (Notes 5 and 7)	648,000	648,000

Total current liabilities	5,655,159	5,417,507

Commitments and contingencies (Notes 4, 5, 6 and 7)

Stockholders' equity deficiency (Note 9):
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding
Common stock, $.001 par value; 250,000,000 shares authorized; 17,091,686
shares issued and 8,174,432 shares outstanding	17,092	17,092
Additional paid-in capital	17,136,658	17,136,658
Notes, advances and interest receivable, related parties	(228,166)	(253,366)
Common treasury stock at cost; 8,917,344 shares	(4,547,845)	(4,547,845)
Accumulated deficit	(17,683,001)	(17,427,588)

Total stockholders' equity deficiency	(5,305,262)	(5,075,049)

	$349,897	$342,458

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

	Three months ended March 31,
	2009	2008

Fee revenue, net	$14,227	$20,348

Operating expenses:
Processing fees	12,133	10,748
Returned checks (collected)	(1,781)	(3,467)
Other	3,922	3,203

Total operating expenses	14,274	10,484

Gross margin	(47)	9,864

Selling, general and administrative	(137,910)	(311,067)

Loss from operations	(137,957)	(301,203)

Other income (expense):
Interest expense including related party interest of $6,176
(2009) and $3,140 (2008)	(117,456)	(190,222)

Total other expense	(117,456)	(190,222)

Net Loss	$(255,413)	$(491,425)

Net loss per share	$(0.03)	$(0.06)

Weighted average number of common shares outstanding	8,175,432	7,757,555

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY DEFICIENCY

THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)

				Notes,
				advances and			Total
			Additional	and interest			stockholders'
	Common stock		paid-in	receivable,	Common stock	Accumulated	equity
	Shares	Amount	capital	related parties	treasury	deficit	deficiency

Balances, January 1, 2009	17,091,686	$17,092	$17,136,658	$(253,366)	$(4,547,845)	$(17,427,588)	$(5,075,049)

Decrease in notes and advances receivable
due from related parties, net (Note 7)				25,200			25,200

Net loss						(255,413)	(255,413)

Balances, March 31, 2009	17,091,686	$17,092	$17,136,658	$(228,166)	$(4,547,845)	$(17,683,001)	$(5,305,262)

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS MARCH 31, 2009 AND 2008 (UNAUDITED)

	2009	2008

Net cash used in operating activities	$(30,700)	$(73,935)

Cash flows from investing activities:
Repayments on notes and interest receivable	-	40,000

Net cash provided by investing activities	-	40,000

Cash flows from financing activities:
Increase (decrease in) in checks issued in excess of cash in bank	-	(2,856)
Borrowings on notes and loans payable	32,100	41,200

Net cash provided by financing activities	32,100	38,344

Net increase in cash and cash equivalents	1,400	4,409
Cash and cash equivalents, beginning	536	479

Cash and cash equivalents, ending	$1,936	$4,888

Supplemental disclosure of cash flow information:

Cash paid for interest	$3,178	$-

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Conversion of convertible debentures and accounts payable to common stock	$-	$152,324

Conversion of derivative liability to common stock	$-	$404,535

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)

1.	Business and organization, basis of presentation, asset sale and management’s plans:

Business and organization:

FastFunds Financial Corporation (“FFFC” or the “Company”) is a holding company, and through January 31, 2006, operated primarily through its wholly-owned subsidiary Chex Services, Inc. (“Chex”).  As disclosed in the December 31, 2008 Form 10-K, FFFC also has several other non-operating wholly-owned subsidiaries.  FFFC and its subsidiaries are referred to as (the “Company”).

Chex, a Minnesota corporation, provided financial services prior to the sale of substantially all of Chex’s assets, which primarily consisted of check cashing, automated teller machine (ATM) access, and credit card advances to customers primarily at Native American owned casinos and gaming establishments (the “Asset Sale”).

Basis of presentation:

Unaudited financial statements:

The accompanying condensed consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for all stated periods have been made.  Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (SEC) on April 15, 2009.  Interim results of operations for the three months ended March 31, 2009 and 2008 are not necessarily indicative of future results for the full year.  Certain amounts from the 2008 periods have been reclassified to conform to the presentation used in the current period.

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

NINE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)

1.	Business and organization, basis of presentation, asset sale and management’s plans (continued)

Going concern and management’s plans:

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

In the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.  The Company’s interim financial statements for the three months ended March 31, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of $255,413 for the three months ended March 31, 2009 and has a working capital deficit of approximately $5,410,000 and accumulated deficit of approximately $17,683,000 as of March 31, 2009.  Moreover, the Company presently has no significant ongoing business operations or sources of revenue and has little resources with which to obtain or develop new operations.

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

In May 2008, FFFC signed an Agreement and Plan of Merger and Reorganization (the “Agreement”) and a related Addendum to acquire Industrial Systems, Inc. ("ISI"). ISI, founded in 1991 and based in Delta, Colorado, provides turn-key engineering procurement and construction services to the mining, energy and natural resources industries throughout the United States. The letter of intent calls for FFFC to acquire 100% of the outstanding securities of ISI in an all stock tax-free exchange. The terms of the definitive agreement call for the existing stockholders of ISI to own approximately 80% of the Company's common stock at closing of the transaction. Completion of the transaction is subject to FFFC having no liabilities on its balance sheet unless mutually agreed upon, as well as further due diligence by each party, and other customary pre-closing conditions.  The Company was not able to meet the conditions to close and the Agreement has expired.  However, ISI and the Company have begun new discussions regarding a potential merger.  If consummated, this transaction would likely be accounted for as a reverse acquisition with the Company being treated for accounting purposes as the accounting acquiree.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NINE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)

2.	Summary of significant accounting policies:

A summary of our significant accounting policies is included in our 2008 Annual Report on Form 10-K.

Net loss per share:

Net loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants and common stock underlying convertible promissory notes at March 31, 2009 and 2008 were 4,079,280 and 4,204,280, respectively, and are not considered in the calculation for the three months ended March 31, 2009 and 2008, as the impact of the potential common shares would be to decrease loss per share.  Therefore, diluted loss per share for the three months ended March 31, 2009 and 2008 is equivalent to basic loss per share.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R is a revision to SFAS No. 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the “purchase accounting” method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS No.141R retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R became effective for us January 1, 2009 and the adoption did not have an impact our financial statements.

The FASB also issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements” in December 2007.   This statement amends ARB No. 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries.  Non-controlling interest will be reported as part of equity in the consolidated financial statements.  Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions.  Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings.  SFAS No. 160 became effective for us January 1, 2009 and the adoption did not have an impact our financial statements.

The FASB also issued SFAS No. 161 “Disclosures About Derivatives Instruments and Hedging Activities” in March 2008.  This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  This statement is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008, and the adoption did not have an impact our financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NINE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)

2.	Summary of significant accounting policies (continued):

Recently issued accounting pronouncements (continued):

The Company does not believe that any other recently issued, but not yet effective, accounting standards will have a material will have an effect on the Company’s consolidated financial position, results of operations or cash flow.

3.	Notes and interest receivable:

Notes and interest receivable at March 31, 2009 and December 31, 2008, consist of the following:

	March 31,	December 31,
	2009	2008

Note receivable, ISI; interest at 6%; matured April 2007; currently in default	$50,000	$50,000

Note receivable (Denaris) from Paymaster Jamaica (see Redemption Agreement) (Note 1); interest at 10%, collateralized by a pledge of Paymaster Jamaica common shares by Paymaster Jamaica's president; note matured August 15, 2008; payments of interest only due semi-annually beginning August 15, 2003 through maturity; a valuation allowance of $250,000 has been recorded against this receivable at March 31, 2009 and December 31, 2008	339,575	339,575

Note receivable from Coast ATM, LLC; interest at 10%; matured November 2005; currently in default; a valuation allowance of $50,000 has been recorded against this receivable at March 31, 2009 and December 31, 2008; is in default and non-performing	50,000	50,000

	439,575	439,575
Less current maturities	(139,575)	(139,575)

Notes and advances receivable, net of current portion, before valuation allowance	300,000	300,000
Less valuation allowance	(300,000)	(300,000)

Notes receivable, long-term	$-	$-

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NINE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)

4.      Accrued liabilities:

Accrued liabilities at March 31, 2009 and December 31, 2008 were $1,540,172 and $1,371,642, respectively, and were comprised of:

	2009	2008

Legal fees	$307,797	$297,797
Interest	785,051	670.678
Accounting fees	20,758	17,758
Consultants and advisors	136,800	101,800
Director’s fees	135,409	121,159
Registration rights	98,013	98,013
Other	56,344	56,437

	$1,540,172	$1,371,642

5.	Promissory notes, including related and current portions of long-term debt:

Promissory notes, including related parties and current portions of long-term debt at March 31, 2009 and December 31, 2008, consist of the following:

	March 31,	December 31,
	2009	2008

Promissory notes payable:

Various, including related parties of $425,022 (2009) and $392,922 (2008), interest rate ranging from 8% to 10%	$530,747	$498,647

Notes payable; interest rates ranging from 9% to 15%; interest payable quarterly; the notes are unsecured, matured on February 28, 2008; currently in default and past due [A]	2,090,719	2,090,719

	$2,621,466	$2,589,366

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NINE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)

5.	Promissory notes, including related and current portions of long-term debt (continued):

[A]
These notes payable (the “Promissory Notes”) originally became due on February 28, 2007.  The Company renewed $283,000 of the Promissory Notes on the same terms and conditions as previously existed.  In April 2007 the Company, through a financial advisor, restructured $1,825,000 of the Promissory Notes (the “Restructured Notes”).  The Company has accrued an expense of $36,500 to compensate the financial advisor 2% of the Restructured Notes as well as having issued 150,000 shares of common stock to the financial advisor.  The Restructured Notes carry a stated interest rate of 15% (a default rate of 20%) and matured on February 28, 2008.  The Company has not paid the interest due since June 2007, and no principal payments on the Promissory Notes have been made in 2008 and 2009 and accordingly, they are in default.

The chairman of the board of the Company has personally guaranteed up to $1 million of the Restructured Notes and two other non-related individuals each guaranteed $500,000 of the Restructured Notes.  In consideration of their guarantees the Company granted warrants to purchase a total of 1,600,000 shares of common stock of the Company at an exercise price of $0.50 per share, expiring in March 2010.  The warrants were valued at $715,200 using the Black-Scholes option pricing model and have been amortized over the one-year term of the Restructured Notes.

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

NINE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)

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

Future approximate minimum lease payments due under this lease as of March 31, 2009, are as follows:

Year ending December 31,	Amount

2009	37,000
2010	3,200

$ 40,200

Rent expense for the years ending December 31, 2008, 2007 and 2006 was approximately $38,350, $32,000, and $54,000 , respectively.

Consulting agreements:

In conjunction with the Asset Sale, a former FFFC director and Chex officer signed a five-year non-compete agreement with the buyer and also signed a release, waiving his right to any future commissions that he was previously entitled to.  The Company agreed to compensate the officer $100,800 annually, over the five-year term of the non-compete agreement.  Such compensation is to be applied to reduce the loan and interest receivable due from the officer (Note 7).  If the officer breaches his non-compete agreement, the officer is no longer entitled to compensation and will be liable for any amount remaining on the loan.  During the three months ended March  31, 2009 and 2008, the Company recorded consulting expenses of $25,200 and the note receivable from an officer has been reduced by $25,200, for the three months ended March 31, 2009.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NINE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)

6.	Commitments and contingencies (continued):

HPI Stock Price Guaranty:

In May 2006, HPI and the Company negotiated a settlement regarding convertible notes with a face value of $200,000 issued by the Company, whereby HPI issued 180,000 shares of its common stock. In connection with the Settlement Agreement, a Stock Sale and Lock-up Agreement, Registration Agreement and an Escrow Agreement were also entered into (the “Agreements”).   Terms of the Agreements stipulate a price protection clause whereby the Company under certain circumstances must reimburse the former debt holders if the market price of the HPI common stock issued to them in the settlement is below $4.00 per share at the time they sell the stock.  As a result, the Company has recorded a derivative liability due to the debt holders at March 31, 2009 and December 31, 2008 of $648,000.

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

The following table summarizes the activity for the year ended December 31, 2008 and for the three months ended March 31, 2009:

	March 31,	December 31,
	2009	2008

Beginning principal balances	$253,366	$354,166
Consulting fees applied to officer receivable	(25,200)	(100,800)

Ending principal balances [A]	$228,166	$253,366

[A]	The principal balance at March 31, 2009 and December 31, 2008 are all due from a former Chex officer.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NINE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)

8.	Stock based compensation:

The Company has one stock option plan and also grants options and warrants to consultants outside of its stock option plan pursuant to individual agreements.  There were no options granted for the three months ended March 31, 2009.

Options are generally granted with an exercise price equal to the Company’s market price of its common stock on the date of the grant and vest immediately upon issuance.  All options outstanding at March 31, 2009 are fully-vested and exercisable.  A summary of outstanding balances at January 1, and March 31, 2009 is as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Options	exercise price	Remaining contractual life	Value

Outstanding at January 1, 2009	330,000	$ 1.03	6.98	$ -
Options granted	-	-	-	-

Outstanding at March 31, 2009	330,000	$ 1.03	6.73	$ -

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

GENERAL

FastFunds Financial Corporation (“FFFC”) is a holding company and through January 31, 2006 operated primarily through its wholly-owned subsidiary Chex Services, Inc. (“Chex”).  As disclosed in the December 31, 2008 10-K, FFFC also has several other non-operating wholly-owned subsidiaries.  FFFC and its subsidiaries are referred to as (the “Company”).

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

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2008 and 2007.  The financial statements presented for the three months ended March 31, 2009 and 2008 include FFFC and its wholly-owned subsidiaries, which primarily reflect the operations of Chex through the date of the Asset Sale.

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

The Company’s financial statements for the three months ended March 31, 2009 and the year ended December 31, 2008 have been prepared on a going concern basis, which contemplates the realization of its remaining assets and the settlement of liabilities and commitments in the normal course of business.  The Company has incurred significant losses since its inception and has a working capital deficit of approximately $5,411,000, and an accumulated deficit of approximately $17,683,000 as of March 31, 2009.  Moreover, it presently has no ongoing business operations or sources of revenue, and little available resources with which to obtain or develop new operations.

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

In May 2008, FFFC signed an Agreement and Plan of Merger and Reorganization (the “Agreement”) and a related Addendum to acquire Industrial Systems, Inc. ("ISI"). ISI, founded in 1991 and based in Delta, Colorado, provides turn-key engineering procurement and construction services to the mining, energy and natural resources industries throughout the United States. The letter of intent calls for FFFC to acquire 100% of the outstanding securities of ISI in an all stock tax-free exchange. The terms of the definitive agreement call for the existing stockholders of ISI to own approximately 80% of the Company's common stock at closing of the transaction. Completion of the transaction is subject to FFFC having no liabilities on its balance sheet unless mutually agreed upon, as well as further due diligence by each party, and other customary pre-closing conditions.  The Company was not able to meet the conditions to close and the Agreement has expired.  However, ISI and the Company have begun new discussions regarding a potential merger.  If consummated, this transaction would likely be accounted for as a reverse acquisition with the Company being treated for accounting purposes as the accounting acquiree.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2009, net cash used in operating activities was $30,700 compared to $73,935 for the three months ended March 31, 2008.  Net loss was $255,413 for the three months ended March 31, 2009 compared to $491,425 for the three months ended March 31, 2008. The net loss in the current period includes non-cash expenses of approximately $25,200.  The non-cash expenses are costs associated with amortization.  The net loss for the three months ended March 31, 2008 included non-cash expenses of approximately $186,452.  The non-cash expenses were $119,200 of costs associated with the issuance of common stock, warrants and options and $67,252 of depreciation and amortization and non-cash interest expense.

There was no cash provided by investing activities for the three months ended March 31, 2009, compared to $40,000 for the three months ended March 31, 2008.   Net cash provided by investing activities for the three months ended March 31, 2008 was a result of payments received on notes and interest receivable.

Net cash provided by financing activities for the three months ended March 31, 2009 was $32,100 compared to $38,344 for the three months ended March 31, 2008.  The activity for the three months ended March 31, 2009 is the Company received net proceeds of $32,100 on the issuance of notes payable.  For the three months ended March 31, 2008, the Company received net proceeds of $41,200 on the issuance of notes payable.

For the three months ended March 31, 2009, cash and cash equivalents increased by $1,400 compared to $4,409 for the three months ended March 31, 2008.  Ending cash and cash equivalents at March 31, 2009 was $1,936 compared to $4,888 at March 31, 2009.

We have limited cash and cash equivalents on hand and need to raise funds to continue to be able to support our operating expenses and to meet our other obligations as they become due.  Sources available to us that we may utilize include the sale of our or HPI’s equity securities, as well as the exercise of outstanding options and warrants, which may cause dilution to our stockholders.

REVENUES

Total revenues for the three months ended March 31, 2009 were $14,227 compared to $20,348 for the three months ended March 31, 2008.  Revenues in both periods consist of credit card income on Nova’s remaining portfolio.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2009 and 2008 were $14,274 and $10,484, respectively and are primarily comprised of expenses related to third party servicing fees of Nova’s remaining credit card portfolio.

CORPORATE OPERATING EXPENSES

Corporate operating expenses for the three months ended March 31, 2009 and 2008 were $137,910 and $311,067, respectively.  The expenses were comprised of the following:

	Three months ended March 31,
	2009	2008

Salaries and benefits	8,516	$13,163
Stock-based compensation	-	119,200
Accounting, legal and consulting	118,644	152,362
Travel and entertainment	489	1,200
Depreciation and amortization	-	2,743
Other	10,261	22,399

	$137,910	$311,067

For the three months ended March 31, 2009 and 2008 corporate operating expenses are primarily related to FFFC.

Salaries and benefits decreased in the current three month period compared to the prior period as the Company terminated its one employee in March 2009.  The Company currently has no employees.

Stock based compensation expense for the three months ended March 31, 2008 was $119,200 and primarily consisted of the amortization of common stock, options and warrants issued related to guaranty fees and other costs related to the Restructured Notes.

Accounting, legal and consulting expenses decreased for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The decrease for the three months ended March 31, 2009 was primarily a result of decreases in legal fees of approximately $26,000.  FFFC has consulting agreements with two officers who provide various consulting services to the Company. These continuing agreements require the Company to pay approximately $15,000 per month.

Other costs included in corporate operating expenses decreased for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

OTHER INCOME (EXPENSE)

Other expenses, net for the three months ended March 31, 2009 were $117,456 compared to $190,222  for the three months ended March 31, 2008.  Other expense for the three months ended March 31, 2009 and 2008 is summarized as:

	Three months ended March 31,
	2009	2008

Notes payable to individual investors	$117,456	$112,045
Amortization of deferred loan costs
And note discounts	-	39,309
Other	-	38,868

	$117,456	$190,222
INCOME TAX EXPENSE

There was no income tax expense for the three months ended March 31, 2009 and 2008.

CONTRACTUAL OBLIGATIONS

No material changes outside the ordinary course of business during the quarter ended March 31, 2009.

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

The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiary are exposed relate to the market prices of common stock of HPI and the Company. The Company has only fixed rate debt at March 31, 2009 and December 31, 2008.

	March 31,	December 31,
	2009	2008

Derivative liabilities (1)	$648,000	$648,000

	$648,000	$648,000

(1)
The Company has given a price guaranty under certain circumstances to former noteholders on the value of 180,000 shares of HPI common stock they received in a settlement of $4.00 per share.  At December 31, 2008 and March 31, 2009, the common stock had a market value of $0.  Accordingly, as of March 31, 2009 the Company has recorded a liability of $648,000.

ITEM FOUR
DISCLOSURE CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as such term is defined in Rules 13a-15(f)) are designed to ensure that information relating to us required to be disclosed with the Securities and Exchange Commission (“SEC”) reports is (i) recorded, processed, summarized and reported within the time period specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our acting chief executive officer, as appropriate to allow timely decisions requiring timely disclosure.  Under the supervision and with the participation of our Acting Chief Executive Officer, we conducted an evaluation and effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”).  Based on this evaluation, our acting chief executive officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

Management of the Company is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherit limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth in “Internal Control-Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, our management concluded, as of December 31, 2008, our internal control over financial reporting was not effective based on those criteria.  The following material weaknesses were identified from our evaluation:

Due to the small size and limited financial resources, the Company’s Secretary and the acting chief executive officer are the only individuals involved in accounting and financial reporting.  As a result, there is no segregation of duties in the accounting function, leaving all aspects of financial reporting in the hands of our Acting Chief Financial Officer and physical control of cash in the hands of the same individual as well as our Secretary.  This lack of segregation of duties represents a material weakness.  We will continue periodically review our disclosure controls and procedures and internal control over financial reporting and make modifications from time to time considered necessary or desirable.

Although this material weakness over preparation of the financial statements and related disclosures existed at the end of the quarter described in this report, the consolidated financial statements in this quarterly report on Form 10-Q fairly present in all material respects, our financial condition as of March 31, 2009 in conformity with GAAP.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this report.

Changes in Internal Control over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  The material weakness in our internal control over financial reporting described above for the year ended December 31, 2008 (absence of adequate segregation of duties) continues unremediated, due to our limited resources and employees.

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

FastFunds Financial Corporation
(Registrant)

Date: May 20, 2009	By: /s/ Barry Hollander
Barry Hollander
Acting Chief Executive Officer
Principal Executive Officer and
Principal Accounting Officer