Form 10-Q
period 2009-06-30
FASTFUNDS FINANCIAL CORP
filed 2009-08-19
CIK 779956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission File No. 000-33053

FASTFUNDS FINANCIAL CORPORATION
 (Exact Name of Registrant as Specified in its Charter)

Nevada	87-0425514
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Number of shares of common stock outstanding at August 5, 2009: 10,212,456

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008

ASSETS

Current assets:
Cash and cash equivalents	$658	$536
Accounts receivable, net of allowance of $15,891 (2009) and $12,615 (2008)	89,652	92,934
Current portion of notes and advances receivable (Note 3)	139,575	139,575
Other current assets	4,213	4,213

Total current assets	234,098	237,258

Accounts receivable	105,000	105,000
Intangible and other assets	200	200

	105,200	105,200

	$339,298	$342,458

LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

Current liabilities:
Accounts payable	$767,378	$733,499
Due to HPI (Note 6)	75,000	75,000
Accrued expenses, including related parties $270,899 (2009) and $207,105 (2008) (Note 4)	1,682,502	1,371,642
Promissory notes and current portion of long-term debt (Note 5), including related parties
of $469,472 (2009) and $392,922 (2008)	2,665,916	2,589,366
Litigation contingency (Note 6)	2,434,922
Derivative liabilities (Notes 5 and 7)	648,000	648,000

Total current liabilities	8,273,718	5,417,507

Commitments and contingencies (Notes 4, 5, 6 and 7)

Stockholders' equity deficiency (Note 9):
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding
Common stock, $.001 par value; 250,000,000 shares authorized; 19,129,800 (2009) and 17,091,686
(2008) shares issued and 10,212,456 (2009) and 8,174,342 (2008) shares outstanding	19,130	17,092
Additional paid-in capital	17,216,715	17,136,658
Notes, advances and interest receivable, related parties	(202,966)	(253,366)
Common treasury stock at cost; 8,917,344 shares	(4,547,845)	(4,547,845)
Accumulated deficit	(20,419,454)	(17,427,588)

Total stockholders' equity deficiency	(7,934,420)	(5,075,049)

	$339,298	$342,458

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

Three months ended June 30,			Six months ended June 30,
2009		2008	2009	2008

Fee revenue, net	$14,337	$21,325	$28,564	$41,673

Operating expenses:
Processing fees	11,714	10,168	23,847	20,916
Returned checks (collected)	(3,010)	(2,221)	(4,791)	(5,688)
Other	3,604	3,297	7,526	6,500

Total operating expenses	12,308	11,244	26,582	21,728

Gross profit	2,029	10,081	1,982	19,945

Selling, general and administrative	(187,158)	(217,376)	(325,068)	(528,443)

Loss from operations	(185,129)	(207,295)	(323,086)	(508,498)

Other income (expense):
Litigation contingency	(2,434,922)		(2,434,922)
Interest expense including related party interest of $6,877
(2009) and $4,356 (2008) for the three months and
$13,053 (2009) and $7,496 (2008) for the six months	(116,402)	(112,366)	(233,858)	(302,588)
Total other expense	(2,551,324)	(112,366)	(2,668,780)	(302,588)

Net loss	$(2,736,453)	$(319,661)	$(2,991,866)	$(811,086)

Net loss per share	$(0.27)	$(0.04)	$(0.33)	$(0.11)

Weighted average number of common shares outstanding
Basic and diluted	10,056,768	7,245,301	9,121,297	7,084,231

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY DEFICIENCY

SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED)

				Notes,
				advances and
			Additional	and interest			Total
	Common stock		paid-in	receivable,	Common stock	Accumulated	stockholders'
	Shares	Amount	capital	related parties	treasury	deficit	equity deficiency

Balances, January 1, 2009	17,091,686	$17,092	$17,136,658	$(253,366)	$(4,547,845)	$(17,427,588)	$(5,075,049)

Decrease in notes and advances receivable due from related
parties, net (Note 7)				50,400			50,400

Issuance of common stock and warrants to debenture holders	2,038,114	2,038	80,057				82,095

Net loss						(2,991,866)	(2,991,866)

Balances, June 30, 2009	19,129,800	$19,130	$17,216,715	$(202,966)	$(4,547,845)	$(20,419,454)	$(7,934,420)

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS JUNE 30, 2009 AND 2008 (UNAUDITED)

	2009	2008

Net cash used in operating activities	$(76,428)	$(194,691)

Cash flows from investing activities:
Repayments on notes and interest receivable	-	60,000

Net cash provided by investing activities	-	60,000

Cash flows from financing activities:
Increase (decrease in) in checks issued in excess of cash in bank	-	(1,054)
Borrowings on notes and loans payable	80,150	136,600
Repayments on notes and loans payable	(3,600)
Net cash provided by financing activities	76,550	135,546

Net increase in cash and cash equivalents	122	855
Cash and cash equivalents, beginning	536	479

Cash and cash equivalents, ending	$658	$1,334

Supplemental disclosure of cash flow information:

Cash paid for interest	$(229,250)	$-

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Conversion of convertible debentures and accounts payable to common stock	$-	$152,324

Conversion of derivative liability to common stock	$-	$404,533

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED)

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

Basis of presentation:

Unaudited financial statements:

The accompanying condensed consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for all stated periods have been made.  Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (SEC) on April 15, 2009.  Interim results of operations for the three and six months ended June 30, 2009 and 2008 are not necessarily indicative of future results for the full year.  Certain amounts from the 2008 periods have been reclassified to conform to the presentation used in the current period.

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

SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED)

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

In the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.  The Company’s interim financial statements for the three and six months ended June 30, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of $2,991,866 for the six months ended June 30, 2009 and has a working capital deficit of approximately $7,935,000 and accumulated deficit of approximately $20,420,000 as of June 30, 2009.  Moreover, the Company presently has no significant ongoing business operations or sources of revenue and has little resources with which to obtain or develop new operations.

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

In May 2008, FFFC signed an Agreement and Plan of Merger and Reorganization (the “Agreement”) and a related Addendum to acquire Industrial Systems, Inc. ("ISI"). ISI, founded in 1991 and based in Delta, Colorado, provides turn-key engineering procurement and construction services to the mining, energy and natural resources industries throughout the United States. The letter of intent calls for FFFC to acquire 100% of the outstanding securities of ISI in an all stock tax-free exchange. The terms of the definitive agreement call for the existing stockholders of ISI to own approximately 80% of the Company's common stock at closing of the transaction. Completion of the transaction is subject to FFFC having no liabilities on its balance sheet unless mutually agreed upon, as well as further due diligence by each party, and other customary pre-closing conditions.  The Company was not able to meet the conditions to close and the Agreement has expired.  However, ISI and the Company have been having discussions regarding a potential merger.  If consummated, this transaction would likely be accounted for as a reverse acquisition with the Company being treated for accounting purposes as the accounting acquiree.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED)

2.	Summary of significant accounting policies:

A summary of our significant accounting policies is included in our 2008 Annual Report on Form 10-K.

Net loss per share:

Net loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants and common stock underlying convertible promissory notes at June 30, 2009 and 2008 were 5,337,898 and 4,204,280, respectively, and are not considered in the calculation for the three and six months ended June 30, 2009 and 2008, as the impact of the potential common shares would be to decrease loss per share.  Therefore, diluted loss per share for the three and six months ended June 30, 2009 and 2008 is equivalent to basic loss per share.

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

SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED)

2.	Summary of significant accounting policies (continued):

Recently issued accounting pronouncements (continued):

The Company does not believe that any other recently issued, but not yet effective, accounting standards will have a material will have an effect on the Company’s consolidated financial position, results of operations or cash flow.

3.	Notes and interest receivable:

Notes and interest receivable at June 30, 2009 and December 31, 2008, consist of the following:

	June 30,	December 31,
	2009	2008

Note receivable, ISI; interest at 6%; matured April 2007; currently in default	$50,000	$50,000

Note receivable (Denaris) from Paymaster Jamaica (see Redemption Agreement) (Note 1); interest at 10%, collateralized by a pledge of Paymaster Jamaica common shares by Paymaster Jamaica's president; note matured August 15, 2008; payments of interest only due semi-annually beginning August 15, 2003 through maturity; a valuation allowance of $250,000 has been recorded against this receivable at June 30, 2009 and December 31, 2008	339,575	339,575

Note receivable from Coast ATM, LLC; interest at 10%; matured November 2005; currently in default; a valuation allowance of $50,000 has been recorded against this receivable at June 30, 2009 and December 31, 2008; is in default and non-performing	50,000	50,000

	439,575	439,575
Less current maturities	(139,575)	(139,575)

Notes and advances receivable, net of current portion, before valuation allowance	300,000	300,000
Less valuation allowance	(300,000)	(300,000)

Notes receivable, long-term	$-	$-

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED)

4.      Accrued liabilities:

Accrued liabilities at June 30, 2009 and December 31, 2008 were $1,682,502 and $1,371,642, respectively, and were comprised of:

	2009	2008

Legal fees	$327,037	$297,797
Interest	890,520	670.678
Accounting fees	14,258	17,758
Consultants and advisors	175,800	101,800
Director’s fees	141,659	129,159
Registration rights	98,013	98,013
Other	35,215	56,437

	$1,682,502	$1,371,642

5.	Promissory notes, including related and current portions of long-term debt:

Promissory notes, including related parties and current portions of long-term debt at June 30, 2009 and December 31, 2008, consist of the following:

	June 30,	December 31,
	2009	2008

Promissory notes payable:

Various, including related parties of $469,472 (2009) and $392,922 (2008), interest rate ranging from 8% to 10%	$575,197	$498,647

Notes payable; interest rates ranging from 9% to 15%; interest payable quarterly; the notes are unsecured, matured on February 28, 2008; currently in default and past due [A]	2,090,719	2,090,719

	$2,665,916	$2,589,366

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED)

5.	Promissory notes, including related and current portions of long-term debt (continued):

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

In January 2008, the Company and the three guarantors received a complaint filed by the financial advisor (acting as agent for the holders of the Restructured Notes) and the holders of the Restructured Notes.  The claim is seeking $1,946,250 plus per diem interest beginning January 22, 2008 at the rate of twenty percent (20%) per annum plus $37,000 due the financial advisor for unpaid fees. The court has ruled in favor of a motion for summary judgment filed by certain of the plaintiffs and are seeking to have judgment entered in the total amount of $2,487,250 in principal and interest on the notes, $40,920 in related claims and $124,972 in attorney’s fees and expenses.  The judgment is likely to be entered shortly.

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

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED)

6.      Commitments and contingencies:

Litigation:

The Forest County Potawatomi Community ("FCPC”) has initiated an action against Chex, an inactive subsidiary of the Company, in the FCPC tribal court asserting that Chex breached a contract with FCPC during the 2002 to 2006 time period.  FCPC is currently seeking a default judgment against Chex in the amount of $2,434,922.  Chex is inactive and does not intend to defend this action. The Company has included this amount in other income (expenses) for the three and six months ended June 30, 2009.

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

Future approximate minimum lease payments due under this lease as of June 30, 2009, are as follows:

Year ending December 31,	Amount

2009	20,000
2010	3,200

$ 23,200

Rent expense for the years ending December 31, 2008, 2007 and 2006 was approximately $38,350, $32,000, and $54,000, respectively.

Consulting agreements:

In conjunction with the Asset Sale, a former FFFC director and Chex officer signed a five-year non-compete agreement with the buyer and also signed a release, waiving his right to any future commissions that he was previously entitled to.  The Company agreed to compensate the officer $100,800 annually, over the five-year term of the non-compete agreement.  Such compensation is to be applied to reduce the loan and interest receivable due from the officer (Note 7).  If the officer breaches his non-compete agreement, the officer is no longer entitled to compensation and will be liable for any amount remaining on the loan.  During the six months ended June 30, 2009 and 2008, the Company recorded consulting expenses of $50,400 and the note receivable from an officer has been reduced by $50,400, for the six months ended June 30, 2009.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED)

6.      Commitments and contingencies (continued):

HPI Stock Price Guaranty:

In May 2006, HPI and the Company negotiated a settlement regarding convertible notes with a face value of $200,000 issued by the Company, whereby HPI issued 180,000 shares of its common stock. In connection with the Settlement Agreement, a Stock Sale and Lock-up Agreement, Registration Agreement and an Escrow Agreement were also entered into (the “Agreements”).   Terms of the Agreements stipulate a price protection clause whereby the Company under certain circumstances must reimburse the former debt holders if the market price of the HPI common stock issued to them in the settlement is below $4.00 per share at the time they sell the stock.  As a result, the Company has recorded a derivative liability due to the debt holders at June 30, 2009 and December 31, 2008 of $648,000.

7.	Stockholders’ equity deficiency:

Common stock:

In April 2009, the Company issued 2,038,114 shares of common stock to previous holders of the Company’s convertible debentures.  The Company issued the shares in consideration of the delay in delivering registered shares of common stock upon notice from the debenture holders.  The shares were valued at $0.02 per share (the market value of the common stock), and accordingly the Company recorded $40,673 as stock compensation expense for the three and six months ended June 30, 2009.

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

The following table summarizes the activity for the year ended December 31, 2008 and for the three months ended June 30, 2009:

	June 30,	December 31,
	2009	2008

Beginning principal balances	$253,366	$354,166
Consulting fees applied to officer receivable	(50,400)	(100,800)

Ending principal balances [A]	$202,966	$253,366

[A]	The principal balance at June 30, 2009 and December 31, 2008 are all due from a former Chex officer.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED)

7.	Stockholders’ equity deficiency (Continued):

Warrants and options

The Company has one stock option plan and also grants options and warrants to consultants outside of its stock option plan pursuant to individual agreements.  During the three months ended June 30, 2009 the company issued warrants to purchase 1,447,618 shares of common stock.  The warrants have an exercise price of $0.03 per share, and 1,047,618 warrants expire in April 2010 and 400,000 warrants expire April 2011. The Company recorded $41,333 of stock compensation expense for the three and six months ended June 30, 2009A summary of outstanding warrant balances at January 1, and June 30, 2009 is as follows:

			Weighted-
		Weighted-	Average
	Warrants	Average exercise price	grant date fair value

Outstanding at January 1, 2009	3,749,280	$ 0.91	$0.42
Expired	(189,000)	0.10	0.90
Granted	1,447,618	0.03	0.028

Outstanding at June 30, 2009	5,007,898	$ 0.68	$0.29

The fair value of warrants granted to purchase the Company’s common stock were estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for the grants issued in the quarter ended June 30, 2009:

Expected dividend yield 0
Expected stock price volatility 351%
Risk fee interest rate 4.5%
Expected life of warrants 1 to 2 years

Options are generally granted with an exercise price equal to the Company’s market price of its common stock on the date of the grant and vest immediately upon issuance.  All options outstanding at June 30, 2009 are fully-vested and exercisable.  A summary of outstanding balances at January 1, and June 30, 2009 is as follows:

		Weighted-	Weighted-	Aggregate
	Options	Average exercise price	Average remaining contractual life	intrinsic value

Outstanding at January 1 and	330,000	$ 1.03	6.98	$ -
June 30, 2009

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

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2008 and 2007.  The financial statements presented for the three and six months ended June 30, 2009 and 2008 include FFFC and its wholly-owned subsidiaries, which primarily reflect the operations of Chex through the date of the Asset Sale.

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

The Company’s financial statements for the three and six months ended June 30, 2009 and the year ended December 31, 2008 have been prepared on a going concern basis, which contemplates the realization of its remaining assets and the settlement of liabilities and commitments in the normal course of business.  The Company has incurred significant losses since its inception and has a working capital deficit of approximately $7,934,000, and an accumulated deficit of approximately $20,420,000 as of June 30, 2009.  Moreover, it presently has minimal ongoing business operations or sources of revenue, and little available resources with which to obtain or develop new operations.

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

In May 2008, FFFC signed an Agreement and Plan of Merger and Reorganization (the “Agreement”) and a related Addendum to acquire Industrial Systems, Inc. ("ISI"). ISI, founded in 1991 and based in Delta, Colorado, provides turn-key engineering procurement and construction services to the mining, energy and natural resources industries throughout the United States. The letter of intent calls for FFFC to acquire 100% of the outstanding securities of ISI in an all stock tax-free exchange. The terms of the definitive agreement call for the existing stockholders of ISI to own approximately 80% of the Company's common stock at closing of the transaction. Completion of the transaction is subject to FFFC having no liabilities on its balance sheet unless mutually agreed upon, as well as further due diligence by each party, and other customary pre-closing conditions.  The Company was not able to meet the conditions to close and the Agreement has expired.  However, ISI and the Company have been in discussions regarding a potential merger.  If consummated, this transaction would likely be accounted for as a reverse acquisition with the Company being treated for accounting purposes as the accounting acquiree.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2009, net cash used in operating activities was $76,428 compared to $194,691 for the six months ended June 30, 2008.  Net loss was $2,991,866 for the six months ended June 30, 2009 compared to $811,086 for the six months ended June 30, 2008. The net loss in the current period includes non-cash expenses of approximately $2,567,417.  The non-cash expenses are comprised of the litigation contingency expense recorded of $2,434,922 and costs associated with amortization of $50,400 and stock compensation expense of $82,095.  The net loss for the six months ended June 30, 2008 included non-cash expenses of approximately $212,000.  The non-cash expenses were $120,000 of costs associated with the issuance of common stock, warrants and options and $92,000 of depreciation and amortization and non-cash interest expense.

There was no cash provided by investing activities for the six months ended June 30, 2009, compared to $60,000 for the six months ended June 30, 2008.   Net cash provided by investing activities for the six months ended June 30, 2008 was a result of payments received on notes and interest receivable.

Net cash provided by financing activities for the six months ended June 30, 2009 was $76,500 compared to $135,546 for the six months ended June 30, 2008.  The activity for the six months ended June 30, 2009 is the Company received net proceeds of $80,150 on the issuance of notes payable, and repaid $3,600 of notes payable.  For the six months ended June 30, 2008, the Company received net proceeds of $136,600 on the issuance of notes payable.

For the six months ended June 30, 2009, cash and cash equivalents increased by $122 compared to $855 for the six months ended June 30, 2008.  Ending cash and cash equivalents at June 30, 2009 was $658 compared to $1,334 at June 30, 2008.

We have limited cash and cash equivalents on hand and need to raise funds to continue to be able to support our operating expenses and to meet our other obligations as they become due.  Sources available to us that we may utilize include the sale of our or HPI’s equity securities, as well as the exercise of outstanding options and warrants, which may cause dilution to our stockholders.

REVENUES

Total revenues for the three and six months ended June 30, 2009 were $14,337 and $28,564 compared to $21,325 and $41,673 for the three and six months ended June 30, 2008.  Revenues in all periods consist of credit card income on Nova’s remaining portfolio.

OPERATING EXPENSES

Operating expenses for the three and six months ended June 30, 2009 were 12,308 and $26,582 compared to $11,244 and $21,728 for the three and six months ended June 20, 2008. Expenses were primarily comprised of costs related to third party servicing fees of Nova’s remaining credit card portfolio.

CORPORATE OPERATING EXPENSES

Corporate operating expenses for the three and six months ended June 30, 2009 were $187,158 and $325,068 compared to $217,376 and $528,443 for the three and six months ended June 30, 2008. The expenses were comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Salaries and benefits	$-	$12,918	$8,516	$26,081
Stock-based compensation	82,095	-	82,095	119,200
Accounting, legal and consulting	94,016	189,354	212,660	341,716
Depreciation and amortization	-	-	-	2,743
Other	11,047	15,104	21,797	38,703

	$187,158	$217,376	$325,068	$528,443

For the three and six months ended June 30, 2009 and 2008 corporate operating expenses are primarily related to FFFC.

Salaries and benefits decreased in the current three and six month periods compared to the prior periods as the Company terminated its one employee in March 2009.  The Company currently has no employees.

Stock based compensation expense for the three and six months ended June 30, 2009 was $82,095 and was a result of the issuance of 2,038,114 additional shares of common stock and warrants to purchase 1,047,618 shares of common stock that were issued to previous holders of the Company’s convertible debentures.  The stock compensation expense for the six months ended June 30, 2008 of $119,200  primarily consisted of the amortization of common stock, options and warrants issued related to guaranty fees and other costs related to the Restructured Notes.

Accounting, legal and consulting expenses decreased for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008. The decreases in the current periods were primarily a result of decreases in legal fees.  FFFC has consulting agreements with two officers who provide various consulting services to the Company. These continuing agreements require the Company to pay approximately $15,000 per month.

Other costs included in corporate operating expenses decreased for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008.

OTHER INCOME (EXPENSE)

Other expenses, net for the three and six months ended June 30, 2009 were $2,551,324 and $2,668,780 compared to $112,366 and $302,588 for the three and six months ended June 30, 2008.  Other expense for the three and six months ended June 30, 2009 and 2008 is summarized as:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Litigation contingency	$2,424,922	$-	$2,434,922	$-
Notes payable to individual investors	116,402	112,366	233,858	224,411
Amortization of deferred loan costs
And note discounts	-	-	-	39,309
Other	-		-	38,868
	$2,551,324	$112,366	$2,668,780	$302,588

INCOME TAX EXPENSE

There was no income tax expense for the three and six months ended June 30, 2009 and 2008.

CONTRACTUAL OBLIGATIONS

No material changes outside the ordinary course of business during the quarter ended June 30, 2009.

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

The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiary are exposed relate to the market prices of common stock of HPI and the Company. The Company has only fixed rate debt at June 30, 2009 and December 31, 2008.

	June 30,	December 31,
	2009	2008

Derivative liabilities (1)	$648,000	$648,000

	$648,000	$648,000

(1)
The Company has given a price guaranty under certain circumstances to former noteholders on the value of 180,000 shares of HPI common stock they received in a settlement of $4.00 per share.  At December 31, 2008 and June 30, 2009, the common stock had a market value of $0.  Accordingly, as of June 30, 2009 the Company has recorded a liability of $648,000.

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

Although this material weakness over preparation of the financial statements and related disclosures existed at the end of the quarter described in this report, the consolidated financial statements in this quarterly report on Form 10-Q fairly present in all material respects, our financial condition as of June 30, 2009 in conformity with GAAP.

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

Changes in Internal Control over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  The material weakness in our internal control over financial reporting described above for the year ended December 31, 2008 (absence of adequate segregation of duties) continues unremediated, due to our limited resources and employees.

PART II. OTHER INFORMATION

Item 1.                            Legal Proceedings

Refer to Note 6 of the Condensed Consolidated Financial Statements

Item 2.                            Unregistered Sales of Equity Securities and Use of Proceeds

In April 2009, the Company issued 2,038,114 shares of common stock to previous holders of the Company’s convertible debentures.  The shares were valued at $0.02 per share (the market value of the common stock) or $40,673.

We offered and sold the securities in reliance on an exemption from federal registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. We relied on this exemption and rule based on the fact that there were a limited number of investors, all of whom were accredited investors and (i) either alone or through a purchaser representative, had knowledge and experience in financial and business matters such that each was capable of evaluating the risks of the investment, and (ii) we had obtained subscription agreements from such investors indicating that they were purchasing for investment purposes only. The securities were not registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The disclosure contained herein does not constitute an offer to sell or a solicitation of an offer to buy any securities of the Company, and is made only as permitted by Rule 135c under the Securities Act.

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

FastFunds Financial Corporation
(Registrant)

Date: August 19, 2009	By: /s/ Barry Hollander
Barry Hollander
Acting Chief Executive Officer
Principal Executive Officer and
Principal Accounting Officer