Form 10-Q
period 2009-09-30
FASTFUNDS FINANCIAL CORP
filed 2009-11-18
CIK 779956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission File No. 000-33053

FASTFUNDS FINANCIAL CORPORATION
 (Exact Name of Registrant as Specified in its Charter)

Nevada	87-0425514
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Number of shares of common stock outstanding at October 30, 2009: 10,212,456

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008

ASSETS

Current assets:
Cash and cash equivalents	$729	$536
Accounts receivable, net of allowance of $13,522 (2009) and $12,615 (2008)	87,903	92,934
Current portion of notes and advances receivable (Note 3)	139,575	139,575
Other current assets	4,213	4,213

Total current assets	232,420	237,258

Accounts receivable	105,000	105,000
Intangible and other assets	200	200

	105,200	105,200

	$337,620	$342,458

LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

Current liabilities:
Accounts payable	$768,029	$733,499
Due to HPI (Note 6)	75,000	75,000
Accrued expenses, including related parties $345,835 (2009) and $207,105 (2008) (Note 4)	1,872,035	1,371,642
Promissory notes and current portion of long-term debt (Note 5), including related parties
of $487,672 (2009) and $392,922 (2008)	2,684,116	2,589,366
Litigation contingency (Note 6)	2,484,922
Derivative liabilities (Notes 5 and 7)	648,000	648,000

Total current liabilities	8,532,102	5,417,507

Commitments and contingencies (Notes 4, 5, 6 and 7)

Stockholders' equity deficiency (Note 9):
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding
Common stock, $.001 par value; 250,000,000 shares authorized; 19,129,800 (2009) and 17,091,686
(2008) shares issued and 10,212,456 (2009) and 8,174,342 (2008) shares outstanding	19,130	17,092
Additional paid-in capital	17,216,715	17,136,658
Notes, advances and interest receivable, related parties	(177,766)	(253,366)
Common treasury stock at cost; 8,917,344 shares	(4,547,845)	(4,547,845)
Accumulated deficit	(20,704,716)	(17,427,588)

Total stockholders' equity deficiency	(8,194,482)	(5,075,049)

	$337,620	$342,458

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Fee revenue, net	$12,924	$19,352	$41,488	$61,025

Operating expenses:
Processing fees	11,559	8,488	35,406	29,404
Returned checks (collected)	(5,449)	(4,136)	(10,240)	(9,824)
Other	-	2,975	10,623	9,475

Total operating expenses	6,110	7,327	35,789	29,055

Gross profit	6,814	12,025	5,699	31,970

Selling, general and administrative	(123,269)	(178,685)	(448,337)	(707,128)

Loss from operations	(116,455)	(166,660)	(442,638)	(675,158)

Other income (expense):
Litigation contingency	(50,000)		(2,484,922)
Interest expense including related party interest of $6,877
(2009) and $540 (2008) for the three months and
$13,053 (2009) and $8,036 (2008) for the nine months	(115,711)	(113,012)	(349,568)	(415,600)
Total other expense	(165,711)	(113,012)	(2,834,490)	(415,600)

Net loss	$(282,166)	$(279,672)	$(3,277,128)	$(1,090,758)

Net loss per share	$(0.01)	$(0.02)	$(0.18)	$(0.06)

Weighted average number of common shares outstanding
Basic and diluted	19,129,800	17,091,686	18,405,635	16,953,624

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY DEFICIENCY

NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)

			Additional	Notes, advances and and interest			Total
	Common stock		paid-in	receivable,	Common stock	Accumulated	stockholders'equity
	Shares	Amount	capital	related parties	treasury	deficit	deficiency

Balances, January 1, 2009	17,091,686	$17,092	$17,136,658	$(253,366)	$(4,547,845)	$(17,427,588)	$(5,075,049)

Decrease in notes and advances receivable due from related parties, net (Note 7)				75,600			75,600

Issuance of common stock and warrants to debenture holders	2,038,114	2,038	80,057				82,095

Net loss						(3,277,128)	(3,277,128)

Balances, September 30, 2009	19,129,800	$19,130	$17,216,715	$(177,766)	$(4,547,845)	$(20,704,716)	$(8,194,482)

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

	2009	2008

Net cash used in operating activities	$(94,557)	$(243,927)

Cash flows from investing activities:
Repayments on notes and interest receivable	-	90,000

Net cash provided by investing activities	-	90,000

Cash flows from financing activities:
Increase (decrease in) in checks issued in excess of cash in bank	-	(2,854)
Borrowings on notes and loans payable	98,350	159,700
Repayments on notes and loans payable	(3,600)	(2,281)
Net cash provided by financing activities	94,750	154,565

Net increase in cash and cash equivalents	193	638
Cash and cash equivalents, beginning	536	479

Cash and cash equivalents, ending	$729	$1,117

Supplemental disclosure of cash flow information:

Cash paid for interest	$14,122	$-

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Conversion of convertible debentures and accounts payable to common stock	$-	$152,324

Conversion of derivative liability to common stock	$-	$404,533

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)

1.	Business and organization, basis of presentation, asset sale and management’s plans:

Business and organization:

FastFunds Financial Corporation (“FFFC” or the “Company”) is a holding company, and through January 31, 2006, operated primarily through its wholly-owned subsidiary Chex Services, Inc. (“Chex”).  As disclosed in the December 31, 2008 Form 10-K, FFFC also has several other non-operating wholly-owned subsidiaries.  FFFC and its subsidiaries are referred to as (the “Company”). The Company is an equity investee of Hydrogen Power, Inc. (“HPI”), a public company formerly known as Equitex, Inc.

Chex, a Minnesota corporation, provided financial services prior to the sale of substantially all of Chex’s assets, which primarily consisted of check cashing, automated teller machine (ATM) access, and credit card advances to customers primarily at Native American owned casinos and gaming establishments (the “Asset Sale”).

Basis of presentation:

Unaudited financial statements:

The accompanying condensed consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for all stated periods have been made.  Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (SEC) on April 15, 2009.  Interim results of operations for the three and nine months ended September 30, 2009 and 2008 are not necessarily indicative of future results for the full year.  Certain amounts from the 2008 periods have been reclassified to conform to the presentation used in the current period.

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

NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)

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

In the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.  The Company’s interim financial statements for the three and nine months ended September 30, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of $3,277,128 for the nine months ended September 30, 2009 and has a working capital deficit of approximately $8,300,000 and accumulated deficit of approximately $20,705,000 as of September 30, 2009.  Moreover, the Company presently has no significant ongoing business operations or sources of revenue and has little resources with which to obtain or develop new operations.

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

NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)

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

After the closing of the Redemption Agreement, HPI held 3,500,000 shares of FFFC common stock, constituting approximately 43% and 34% of FFFC’s outstanding common stock at December 31, 2008 and September 30, 2009, respectively.  These shares have been pledged as collateral on certain notes of HPI.  During 2008 as a result of the payment of this debt by HPI Partners, LLC.,(“HPIP”) and the subsequent foreclosure by the debt holders upon HPIP, HPIP owns the 3.5 million shares of FFFC common stock. The principal managers of HPIP are Messrs. Fong and Olson.  Mr. Fong is the Chairman and CEO of FFFC and Mr. Olson is the secretary of FFFC.  As of September 30, 2009, the Company holds 1,546,036 shares of common stock of HPI.  Pursuant to the Redemption Agreement, the Company and HPI each provided the other certain registration rights relating to the common stock of such party held by the other party.

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

NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)

1.	Business and organization, basis of presentation, asset sale and management’s plans (continued):

Return of Company Common Stock from HPI (continued):

and proper.  On January 25, 2008, the Superior Court appointed a receiver of HPI with respect to HPI’s assets. Some assets have been recovered by the Receiver. One of the defendants has filed a counterclaim asserting that the action is frivolous; the plaintiffs have denied the counterclaim in its entirety.  GHTI has sought arbitration regarding ownership of certain patent applications and other intellectual property.  GHTI was granted a stay of this case until the arbitration is complete. Arbitration is scheduled for December 15, 2009.

2.	Summary of significant accounting policies:

A summary of our significant accounting policies is included in our 2008 Annual Report on Form 10-K.

Net loss per share:

Net loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants and common stock underlying convertible promissory notes at September 30, 2009 and 2008 were 5,337,898 and 4,079,280, respectively, and are not considered in the calculation for the three and nine months ended September 30, 2009 and 2008, as the impact of the potential common shares would be to decrease loss per share.  Therefore, diluted loss per share for the three and nine months ended September 30, 2009 and 2008 is equivalent to basic loss per share.

Recently issued accounting pronouncements:

The following accounting pronouncements if implemented would have no effect on the financial      statements of the Company.

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

The FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements” in December 2007.   This statement amends ARB No. 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries.  Non-controlling interest will be reported as part of equity in the consolidated financial statements.  Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)

2.	Summary of significant accounting policies (continued):

Recently issued accounting pronouncements (continued):

transactions.  Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings.  SFAS No. 160 became effective for us January 1, 2009 and the adoption did not have an impact our financial statements.

In February 2008, the FASB issued FSP FAS 157-2, which delayed the effective date of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) for one year for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 was prospectively effective for nonfinancial assets and liabilities for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

In March 2008, the FASB issued SFAS 161, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), to require enhanced disclosures, including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 was effective for fiscal years beginning on or after November 15, 2008, with early application encouraged.

On April 25, 2008, the FASB issued FASB Staff Position No. FAS 142-3 Determination of the Useful Life of Intangible Assets. This Staff Position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting     Principles” (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective 60 days following the SEC’s approval of the Public Comp[any Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operation, or cash flows.

In May 2008, FASB issued FASB No. 163, “Accounting for Financial Guarantee Insurance Contracts- an interpretation of FASB Statement No. 60.” The scope of the statement is limited to financial guarantee insurance and reinsurance contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not believe this pronouncement will impact its financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, which addresses whether instruments granted in equity-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation for computing basic earnings per share (“EPS”) under the two-class method described by SFAS No. 128, “Earnings per Share” (“SFAS 128”). FSP EITF 03-6-1 was retroactively effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, with early application prohibited.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)

2.     Summary of significant accounting policies (continued):

Recently issued accounting pronouncements (continued):

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, which requires that disclosures concerning the fair value of financial instruments be presented in interim as well as annual financial statements. FSP FAS 107-1 and APB 28-1 is prospectively effective for interim reporting periods ending after June 15, 2009.

In April 2009, FASB issued No. FAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FASB Staff Position (FSP) provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. If a reporting entity elects to adopt early either FSP FAS 115-2 and FAS 124-2 or FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, the reporting entity also is required to adopt early this FSP. Additionally, if the reporting entity elects to adopt early this FSP, FSP FAS 115-2 and FAS 124-2 also must be adopted early. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption.

In May 2009, the FASB issued ASC 855-10, “Subsequent Events”, (formerly SFAS No. 165,   “Subsequent Events,” which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.  In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through November 13, 2009, which is the date the financial statements were issued.    No reportable subsequent events were noted.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Codification Accounting Standards Update No. 2009-1 (“ASU No. 2009-1”), an amendment based on Statement of Financial Accounting Standard No. 168, The FASB Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, under Topic 105, Generally Accepted Accounting Principles. Under this update, the Codification has become the  source of US GAAP recognized by the FASB to be applied by nongovernmental entities. The rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of ASU No. 2009-1, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)

2.	Summary of significant accounting policies (continued):

Recently issued accounting pronouncements (continued):

accounting literature not included in the Codification has become non-authoritative. The provisions of ASU No. 2009-1 are effective for financial statements issued for interim and annual periods ending after September 15, 2009. All accounting references have been updated and therefore all FAS references have been replaced with ASC references.

In August 2009, the FASB issued Codification Accounting Standards Update No. 2009-5 (“ASU No. 2009-5”), Measuring Liabilities at Fair Value, under Topic 820, Fair Value Measurements and Disclosures, to provide guidance on the fair value measurement of liabilities. This update provides clarification in circumstances in which a quoted price in an active market for the identical liability is not available. It also clarifies the inputs relating to the existence of a restriction that prevents the transfer of the liability and clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. ASU No. 2009-5 is effective for financial statements issued for interim and annual periods beginning after its issuance. The adoption of ASU No. 2009-5 did not have a material impact on our financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards will have a material will have an effect on the Company’s consolidated financial position, results of operations or cash flow.

3.	Notes and interest receivable:

Notes and interest receivable at September 30, 2009 and December 31, 2008, consist of the following:

	September 30,	December 31,
	2009	2008

Note receivable, ISI; interest at 6%; matured April 2007; currently in default	$50,000	$50,000

Note receivable (Denaris) from Paymaster Jamaica (see Redemption Agreement) (Note 1); interest at 10%, collateralized by a pledge of Paymaster Jamaica common shares by Paymaster Jamaica's president; note matured August 15, 2008; payments of interest only due semi-annually beginning August 15, 2003 through maturity; a valuation allowance of $250,000 has been recorded against this receivable at September 30, 2009 and December 31, 2008	339,575	339,575

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)

3.	Notes and interest receivable (continued):

Note receivable from Coast ATM, LLC; interest at 10%; matured November 2005; currently in default; a valuation allowance of $50,000 has been recorded against this receivable at September 30, 2009 and December 31, 2008; is in default and non-performing	50,000	50,000

	439,575	439,575
Less current maturities	(139,575)	(139,575)

Notes and advances receivable, net of current portion, before valuation allowance	300,000	300,000
Less valuation allowance	(300,000)	(300,000)

Notes receivable, long-term	$-	$-

4.    Accrued liabilities:

Accrued liabilities at September 30, 2009 and December 31, 2008 were $1,872,035 and $1,371,642, respectively, and were comprised of:

	2009	2008

Legal fees	$339,620	$297,797
Interest	1,006,214	670.678
Accounting fees	13,258	17,758
Consultants and advisors	201,150	101,800
Director’s fees	147,909	129,159
Registration rights	98,013	98,013
Other	65,871	56,437

	$1,872,035	$1,371,642

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)

5.	Promissory notes, including related and current portions of long-term debt:

Promissory notes, including related parties and current portions of long-term debt at September 30, 2009 and December 31, 2008, consist of the following:

	September 30,	December 31,
	2009	2008

Promissory notes payable:

Various, including related parties of $487,672 (2009) and $392,922 (2008), interest rate ranging from 8% to 10% [A]	$593,397	$498,647

Notes payable; interest rates ranging from 9% to 15%; interest payable quarterly; the notes are unsecured, matured on February 28, 2008; currently in default and past due [B]	2,090,719	2,090,719

	$2,684,116	$2,589,366

[A]
Includes a note for professional services rendered of $70,125 to GHP Horwath, P.C. (“GHP”), the Company’s auditors through 2006.  The note was entered into by the Company, Chex and individually by Mr. Henry Fong, (collectively, the defendants), the chairman of the board of the Company. The note matured on July 9, 2008, and is in default.  The defendants have agreed to an entry of judgment in the principal amount of $70,125 plus taxable costs and attorney fees of $5,000, plus interest for prejudgment and postjudgment at the rate of 8%, from and after October 31, 2008 until satisfied (the judgment).  The parties have also agreed that the execution of the judgment be stayed to April 1, 2010.  The defendants have agreed to pay $35,000 in a single installment on or before April 1, 2010. Once the payment is received, the defendants will be released from any and all claims and judgment shall be considered satisfied.

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

NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)

5.	Promissory notes, including related and current portions of long-term debt (continued):

In January 2008, the Company and the three guarantors received a complaint filed by the financial advisor (acting as agent for the holders of the Restructured Notes) and the holders of the Restructured Notes.  The claim is seeking $1,946,250 plus per diem interest beginning January 22, 2008 at the rate of twenty percent (20%) per annum plus $37,000 due the financial advisor for unpaid fees. The court has ruled in favor of a motion for summary judgment filed by certain of the plaintiffs have had a  judgment entered in the total amount of $2,487,250 in principal and interest on the notes, $40,920 in related claims and $124,972 in attorney’s fees and expenses.  The judgment was entered on August 18, 2009.

The fair market value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123R using the following weighted average assumptions:

Expected dividend yield	Risk-free interest rate	Volatility	Expected term

0%	4.23%	116%	5 years

6.    Commitments and contingencies:

Litigation:

The Forest County Potawatomi Community (“FCPC”) has initiated an action against Chex, an inactive subsidiary of the Company, in the FCPC tribal court asserting that Chex breached a contract with FCPC during the 2002 to 2006 time period.  Chex is inactive and did not defend this action. On October 1, 2009 a judgment was entered against Chex in the FCPC Tribal Court in the amount of $2,484,922. The Company has included $50,000 and $2,484,922 in other income (expenses) for the three and nine months ended September 30, 2009.

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

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)

6.    Commitments and contingencies (continued):

Guaranty:

Future approximate minimum lease payments due under this lease as of September 30, 2009, are as follows:

Year ending December 31,	Amount

2009	10,000
2010	3,200

$ 13,200

Rent expense for the years ending December 31, 2008, 2007 and 2006 was approximately $38,350, $32,000, and $54,000, respectively.

Consulting agreements:

In conjunction with the Asset Sale, a former FFFC director and Chex officer signed a five-year non-compete agreement with the buyer and also signed a release, waiving his right to any future commissions that he was previously entitled to.  The Company agreed to compensate the officer $100,800 annually, over the five-year term of the non-compete agreement.  Such compensation is to be applied to reduce the loan and interest receivable due from the officer (Note 7).  If the officer breaches his non-compete agreement, the officer is no longer entitled to compensation and will be liable for any amount remaining on the loan.  During the nine months ended September 30, 2009 and 2008, the Company recorded consulting expenses of $75,600 and the note receivable from an officer has been reduced by $75,600, for the nine months ended September 30, 2009.

In March 2004, HPI closed on $5 million of debt financing and issued convertible promissory notes to two financial institutions (the “Lenders”).  The proceeds from the promissory notes were immediately thereafter loaned to Chex.  The promissory notes are collateralized, among other things, by all of the assets of Chex and HPI, including the 3.5 million shares of FFFC common stock owned by HPI.  In conjunction with the Asset Sale, the Lenders consented to the sale of assets that secured their notes.  In contemplation of the Redemption Agreement described above, on December 29, 2006, HPI and the Company obtained the consent of the Lenders to complete the transactions contemplated by the Redemption Agreement. Contemporaneously with receipt of the consent, FFFC (as successor in interest to Chex) reconfirmed its obligations under the guaranty and security agreements previously provided by Chex.  The guaranty and security agreements do not expire until the notes are paid in full.    On August 6, 2007, HPI received a notice of default from the Lenders.  On August 16, 2007, the Lenders and HPI entered into a Forbearance Agreement in consideration of HPI paying $300,000 (paid on August 14, 2007) and making a final payment (the “Final Payment”) of $646,981 by October 15, 2007.  During the fourth quarter of 2007 $100,000 of the Final Payment was paid, and there remained an unpaid balance of principal and interest of approximately $561,000.  On March 11, 2008, the Lenders notified the court appointed receiver of HPI that that they were foreclosing on the assets of HPI that were collateralizing the loan.  During 2008 HPIP paid the balance and accordingly purchased FFFC’s guaranty and asset pledge.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)

6.    Commitments and contingencies (continued):

HPI Stock Price Guaranty:

In May 2006, HPI and the Company negotiated a settlement regarding convertible notes with a face value of $200,000 issued by the Company, whereby HPI issued 180,000 shares of its common stock. In connection with the Settlement Agreement, a Stock Sale and Lock-up Agreement, Registration Agreement and an Escrow Agreement were also entered into (the “Agreements”).   Terms of the Agreements stipulate a price protection clause whereby the Company under certain circumstances must reimburse the former debt holders if the market price of the HPI common stock issued to them in the settlement is below $4.00 per share at the time they sell the stock.  As a result, the Company has recorded a derivative liability due to the debt holders at September 30, 2009 and December 31, 2008 of $648,000.

7.	Stockholders’ equity deficiency:

Common stock:

In April 2009, the Company issued 2,038,114 shares of common stock to previous holders of the Company’s convertible debentures.  The Company issued the shares in consideration of the delay in delivering registered shares of common stock upon notice from the debenture holders.  The shares were valued at $0.02 per share (the market value of the common stock), and accordingly the Company recorded $40,763 as stock compensation expense for the nine months ended September 30, 2009.

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

The following table summarizes the activity for the year ended December 31, 2008 and for the nine months ended September 30, 2009:

	September 30,	December 31,
	2009	2008

Beginning principal balances	$253,366	$354,166
Consulting fees applied to officer receivable	(75,600)	(100,800)

Ending principal balances [A]	$177,566	$253,366

[A]	The principal balance at September 30, 2009 and December 31, 2008 are all due from a former Chex officer.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)

7.	Stockholders’ equity deficiency (continued):

Warrants and options

The Company has one stock option plan and also grants options and warrants to consultants outside of its stock option plan pursuant to individual agreements.  During the nine months ended September 30, 2009 the company issued warrants to purchase 1,447,618 shares of common stock.  The warrants have an exercise price of $0.03 per share, and 1,047,618 warrants expire in April 2010 and 400,000 warrants expire April 2011. The Company recorded $41,333 of stock compensation expense for the nine months ended September 30, 2009.  A summary of outstanding warrant balances at January 1, and September 30, 2009 is as follows:

	Warrants	Weighted-Average exercise price	Weighted- Average grant date fair value

Outstanding at January 1, 2009	3,749,280	$ 0.91	$0.42
Expired	(189,000)	0.10	0.90
Granted	1,447,618	0.03	0.028

Outstanding at September 30, 2009	5,007,898	$ 0.68	$0.29

The fair value of warrants granted to purchase the Company’s common stock were estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for the grants issued in the nine months ended September 30, 2009:

Expected dividend yield	0
Expected stock price volatility	351%
Risk fee interest rate	4.5%
Expected life of warrants	1 to 2 years

Options are generally granted with an exercise price equal to the Company’s market price of its common stock on the date of the grant and vest immediately upon issuance.  All options outstanding at September 30, 2009 are fully-vested and exercisable.  A summary of outstanding balances at January 1, and September 30, 2009 is as follows:

	Options	Weighted-Average exercise price	Weighted-Average remaining contractual life	Aggregate intrinsic value

Outstanding at January 1 and September 30, 2009	330,000	$ 1.03	6.98	$ -

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

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2008 and 2007.  The financial statements presented for the three and nine months ended September 30, 2009 and 2008 include FFFC and its wholly-owned subsidiaries, which primarily reflect the operations of Chex through the date of the Asset Sale.

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

The Company’s financial statements for the three and nine months ended September 30, 2009 and the year ended December 31, 2008 have been prepared on a going concern basis, which contemplates the realization of its remaining assets and the settlement of liabilities and commitments in the normal course of business.  The Company has incurred significant losses since its inception and has a working capital deficit of approximately $8,300,000 and an accumulated deficit of approximately $20,705,000 as of September 30, 2009.  Moreover, it presently has minimal ongoing business operations or sources of revenue, and little available resources with which to obtain or develop new operations.

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

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2009, net cash used in operating activities was $94,557 compared to $243,927 for the nine months ended September 30, 2008.  Net loss was $3,277,128 for the nine months ended September 30, 2009 compared to $1,090,758 for the nine months ended September 30, 2008. The net loss in the current period includes non-cash expenses of approximately $2,642,617.  The non-cash expenses are comprised of the litigation contingency expense recorded of $2,484,922 and costs associated with amortization of $75,600 and stock compensation expense of $82,095.  The net loss for the nine months ended September 30, 2008 included non-cash expenses of approximately $237,000.  The non-cash expenses were $120,000 of costs associated with the issuance of common stock, warrants and options and $137,000 of depreciation and amortization and non-cash interest expense.

There was no cash provided by investing activities for the nine months ended September 30, 2009, compared to $90,000 for the nine months ended September 30, 2008.   Net cash provided by investing activities for the nine months ended September 30, 2008 was a result of payments received on notes and interest receivable.

Net cash provided by financing activities for the nine months ended September 30, 2009 and was $94,750 compared to $154,565 for the nine months ended September 30, 2008.  The activity for the nine months ended September 30, 2009 is the Company received net proceeds of $98,350 on the issuance of notes payable, and repaid $3,600 of notes payable.  For the nine months ended September 30, 2008, the Company received proceeds of $159,700 on the issuance of notes payable and repaid $2,281 of notes payable.

For the nine months ended September 30, 2009, cash and cash equivalents increased by $193 compared to $638 for the nine months ended September 30, 2008.  Ending cash and cash equivalents at September 30, 2009 was $729 compared to $1,117 at September 30, 2008.

We have limited cash and cash equivalents on hand and need to raise funds to continue to be able to support our operating expenses and to meet our other obligations as they become due.  Sources available to us that we may utilize include the sale of our or HPI’s equity securities, as well as the exercise of outstanding options and warrants, which may cause dilution to our stockholders.

REVENUES

Total revenues for the three and nine months ended September 30, 2009 were $12,924 and $41,488 compared to $19,352 and $61,025 for the three and nine months ended September 30, 2008.  Revenues in all periods consist of credit card income on Nova’s remaining portfolio.

OPERATING EXPENSES

Operating expenses for the three and nine months ended September 30, 2009 were $6,110 and $35,789 compared to $7,327 and $29,055 for the three and nine months ended September 20, 2008. Expenses were primarily comprised of costs related to third party servicing fees of Nova’s remaining credit card portfolio.

CORPORATE OPERATING EXPENSES

Corporate operating expenses for the three and nine months ended September 30, 2009 were $123,269 and $448,347 compared to $178,685 and $707,128 for the three and nine months ended September 30, 2008. The expenses were comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Salaries and benefits	$-	$12,394	$8,516	$38,475
Stock-based compensation	-	-	82,095	119,200
Accounting, legal and consulting	122,484	146,327	335,144	488,043
Depreciation and amortization	-	-	-	2,743
Other	785	19,964	22,582	58,667

	$123,269	$178,685	$448,347	$707,128

For the three and nine months ended September 30, 2009 and 2008 corporate operating expenses are primarily related to FFFC.

Salaries and benefits decreased in the current three and nine month periods compared to the prior periods as the Company terminated its one employee in March 2009.  The Company currently has no employees.

Stock based compensation expense for the nine months ended September 30, 2009 was $82,095 and was a result of the issuance of 2,038,114 additional shares of common stock and warrants to purchase 1,047,618 shares of common stock that were issued to previous holders of the Company’s convertible debentures.  The stock compensation expense for the nine months ended September 30, 2008 of $119,200  primarily consisted of the amortization of common stock, options and warrants issued related to guaranty fees and other costs related to the Restructured Notes.

Accounting, legal and consulting expenses decreased for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008. The decreases in the current periods were primarily a result of decreases in legal fees.  FFFC has consulting agreements with two officers who provide various consulting services to the Company. These continuing agreements require the Company to pay approximately $15,000 per month.

Other costs included in corporate operating expenses decreased for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008.

OTHER INCOME (EXPENSE)

Other expenses, net for the three and nine months ended September 30, 2009 were $165,711 and $2,834,490 compared to $113,012 and $415,600 for the three and nine months ended September 30, 2008.  Other expense for the three and nine months ended September 30, 2009 and 2008 is summarized as.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Litigation contingency	$ 50,000	$ -	$ 2,484,922	$ -
Notes payable to individual investors	115,711	113,012	349,568	337,423
Amortization of deferred loan costs and note discounts	-	-	-	39,309
Other	-	-	-	38,868

	$ 165,711	$ 113,012	$ 2,834,490	$ 415,600

INCOME TAX EXPENSE

There was no income tax expense for the three and nine months ended September 30, 2009 and 2008.

CONTRACTUAL OBLIGATIONS

No material changes outside the ordinary course of business during the quarter ended September 30, 2009.

CRITICAL ACCOUNTING POLICIES

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in more detail in our 2008 Annual Report on Form 10-K.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The FASB also issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements” in December 2007.   This statement amends ARB No. 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries.  Non-controlling interest will be reported as part of equity in the consolidated financial statements.  Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions.  Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings.  SFAS No. 160 is effective for periods beginning after December 15, 2008.  The Company is currently evaluating the requirements of SFAS No. 160.

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

The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiary are exposed relate to the market prices of common stock of HPI and the Company. The Company has only fixed rate debt at September 30, 2009 and December 31, 2008.

	September 30,	December 31,
	2009	2008

Derivative liabilities (1)	$648,000	$648,000

	$648,000	$648,000

(1)
The Company has given a price guaranty under certain circumstances to former noteholders on the value of 180,000 shares of HPI common stock they received in a settlement of $4.00 per share.  At December 31, 2008 and September 30, 2009, the common stock had a market value of $0.  Accordingly, as of September 30, 2009 the Company has recorded a liability of $648,000.

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

Although this material weakness over preparation of the financial statements and related disclosures existed at the end of the quarter described in this report, the consolidated financial statements in this quarterly report on Form 10-Q fairly present in all material respects, our financial condition as of September 30, 2009 in conformity with GAAP.

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

Changes in Internal Control over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  The material weakness in our internal control over financial reporting described above for the year ended December 31, 2008 (absence of adequate segregation of duties) continues unremediated, due to our limited resources and employees.

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

FastFunds Financial Corporation
(Registrant)

Date: November 19, 2009	By: /s/ Barry Hollander
Barry Hollander
Acting Chief Executive Officer
Principal Executive Officer and
Principal Accounting Officer