Form 10-K
period 2009-12-31
FASTFUNDS FINANCIAL CORP
filed 2010-04-15
CIK 779956

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: DECEMBER 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For transition period from to .

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $260,000 based on the last sale price of the Registrant's common stock as of the last business day of the Registrants’ most recently completed second fiscal quarter, ($0.04 per share as of June 30, 2009) as reported on the Over-the-Counter Bulletin Board.

The Registrant had 10,212,456 shares of common stock outstanding as of April 9, 2010.

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

After the closing of the Redemption Agreement, HPI held 3,500,000 shares of FFFC common stock, constituting approximately 34.3% of FFFC’ s outstanding common stock at December 31, 2009.  These shares have been pledged as collateral on certain notes of HPI.  During 2008, as a result of the assumption of this debt by HPI Partners, LLC., (“HPIP”) and the subsequent foreclosure by the debt holders upon HPIP. HPIP owns the 3.5 million shares.  The principal managers of HPIP are Messrs. Fong and Olson.  As of December 31, 2009, we held 1,541,858 shares of HPI common stock, constituting approximately 5.2% of HPI common stock.  Pursuant to the Redemption Agreement, the Company and HPI each provided the other certain registration rights relating to the common stock of such party held by the other party.

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

On March 25, 2010 the Defendants and Plaintiffs entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”).  Pursuant to the Settlement Agreement, which is subject to the approval of the receiver and the Court, the Defendants and Plaintiffs have agreed to release each other from the claims and to have no further suits against each other.  Additionally, the Defendants have agreed to assign to the Receiver for the benefits of the Plaintiffs any and all rights, including but not limited to insurance payments and settlements for any and all officers and directors liability insurance policies.

In May 2008, FFFC signed an Agreement and Plan of Merger and Reorganization and a related Addendum (together the “Merger Agreement”) to acquire Industrial Systems, Inc. ("ISI"). ISI, founded in 1991 and based in Delta, Colorado, provides turn-key engineering procurement and construction services to the mining, energy and natural resources industries throughout the United States. The Merger Agreement calls for FFFC to acquire 100% of the outstanding securities of ISI in an all stock tax-free exchange, whereby the existing stockholders of ISI will own approximately 80% of the Company's common stock at closing of the transaction. Completion of the transaction is subject to FFFC having no liabilities on its balance sheet unless mutually agreed upon, as well as further due diligence by each party, and other customary pre-closing conditions.  The Company was not able to meet the conditions to close the transaction and Merger Agreement expired. However, ISI and the Company on March 9, 2010 re-signed the Merger Agreement under similar terms and conditions and has a termination date of June 30, 2010.

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

Nova was formed to design, market and service credit card products aimed at the sub-prime market consisting mainly of consumers who may not qualify for traditional credit card products. Nova processes payments on a single remaining portfolio which provides the company with limited operations.  Nova continues to receive residual payments on approximately 496 cards still active in the Merrick Bank portfolio at December 31, 2009.The Merrick Bank portfolio should continue to see a decline in active accounts in 2010.

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

In January 2006, we sold substantially all of our operating business, owned by Chex, to Game Financial Corporation.  The Company currently has a limited operating business and therefore limited revenues.  In addition, we have posted significant losses in each of our past two fiscal years including $1,362,076 for the year ended December 31, 2008 and $3,562,393 for the year ended December 31, 2009.  As a result, any investment in the Company must be considered purely speculative.

The Company’s balance sheet contains certain notes payable, which are currently in default/were due February 28, 2008.

Chex previously relied on promissory notes (the “Notes”) issued to private investors to provide operating capital for its business.  As of December 31, 2009, the balance of the Notes was $2,090,719.  These Notes were due in February 2007 and at that time the Company renewed $283,000 of the Promissory Notes on the same terms and conditions as previously existed.  The Company has failed to pay interest and the principal amount of these notes. The Company received complaints filed from several of these note holders.  The Company has not responded to these complaints and accordingly the plaintiffs were awarded default judgments.   In April 2007 the Company, through a financial advisor, restructured $1,825,000 of the Notes (the “Restructured Notes”).  The Restructured Notes carry a stated interest rate of 15% and matured on February 28, 2008.  The Company has not paid the interest on the Notes since June 30, 2007 and did not repay the Notes on their maturity date and does not currently have sufficient capital to repay the Notes.  In January 2008, the Company and the three guarantors received a complaint filed by the financial advisor (acting as agent for the holders of the Restructured Notes) and the holders of the Restructured Notes.  The claim is seeking $1,946,250 plus per diem interest beginning January 22, 2008 at the rate of twenty percent (20%) per annum plus $37,000 due the financial advisor for unpaid fees.  The court has ruled in favor of a motion for summary judgment filed by certain of the plaintiffs have had a  judgment entered in the total amount of $2,487,250 in principal and interest on the notes, $40,920 in related claims and $124,972 in attorney’s fees and expenses.  The judgment was entered on August 18, 2009.

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

There are currently outstanding securities convertible into or exchangeable for an aggregate of 4,363,824 shares of our common stock which, if converted or exchanged, will substantially dilute our existing stockholders.

The Company currently has outstanding notes and securities convertible into or exchangeable for an aggregate of 4,363,824 shares of common stock under certain conditions.  In addition, the effective conversion and exercise prices of such securities significantly lower than the current market value of our common stock.  If these securities are converted into or exchanged for common stock, their issuance would have a substantial dilutive effect on the percentage ownership of our current stockholders.  These securities consist of:  (i) options to purchase 330,000 shares of our common stock at an average purchase price of $1.03 per share; and (ii) warrants to purchase an aggregate of 4,033,824 shares of our common stock at a weighted average purchase price of $0.39 per share.

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

FastFunds leases approximately 1,300 square feet for its executive office in West Palm Beach, Florida, which is adequate for its current needs. The current minimum lease payment is approximately $1,800 per month through January 31, 2011, when it expires.  Pursuant to the terms of the lease, FastFunds is also responsible for its pro-rata share of taxes, operating expenses and improvement costs.

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

Quarter Ended	High	Low
2009
March 31, 2009	$0.04	$0.015
June 30, 2009	$0.19	$0.02
September 30, 2009	$0.26	$0.04
December 31, 2009	$0.16	$0.04

Quarter Ended	High	Low
2008
March 31, 2008	$0.51	$0.11
June 30, 2008	$0.23	$0.11
September 30, 2008	$0.11	$0..05
December 31, 2008	$0.07	$0.006

(b)	Holders.

The number of record holders of our common stock as of April 9, 2010, was 145 according to our transfer agent. This figure excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name.

(c)	Dividends.

FastFunds has not declared nor paid cash dividends on our common stock during the previous two fiscal years, nor do we anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings to fund our limited operations.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

We have the following securities authorized for issuance under our equity compensation plans as of December 31, 2009, including options outstanding or available for future issuance under our 2004 Stock Option Plan.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2008 and 2007. The financial statements presented for the year ended December 31, 2009 and 2008 include FastFunds, Chex, Collection Solutions, FastFunds International Limited, Key, Nova and Denaris.

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

The Company’s financial statements for the year ended December 31, 2009 have been prepared on a going concern basis, which contemplates the realization of its remaining assets and the settlement of liabilities and commitments in the normal course of business.  The Company has incurred significant losses since its inception and has a working capital deficit of $8.454.547, and an accumulated deficit of $20,989,981 as of December 31, 2009.  Moreover, it presently has no ongoing business operations or sources of revenue, and little available resources with which to obtain or develop new operations.

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

In May 2008, FFFC signed an Agreement and Plan of Merger and Reorganization (the “ISI Merger”) and a related Addendum to acquire Industrial Systems, Inc. ("ISI"). ISI, founded in 1991 and based in Delta, Colorado, provides turn-key engineering procurement and construction services to the mining, energy and natural resources industries throughout the United States. The letter of intent calls for FFFC to acquire 100% of the outstanding securities of ISI in an all stock tax-free exchange. The terms of the definitive agreement call for the existing stockholders of ISI to own approximately 80% of the Company's common stock at closing of the transaction. Completion of the transaction is subject to FFFC having no liabilities on its balance sheet unless mutually agreed upon, as well as further due diligence by each party, and other customary pre-closing conditions, and was anticipated to occur in 2008.  During 2008, the Company did not meet the conditions to close and could give no assurances that it will meet such conditions, accordingly the ISI Merger was not completed. However, ISI and the Company on March 9, 2010 re-signed the Merger Agreement under similar terms and conditions and has a termination date of June 30, 2010.If consummated, this transaction would likely be accounted for as public shell merger or a reverse acquisition with the Company being treated for accounting purposes as the accounting acquiree.

(a)	Liquidity and Capital Resources

For the year ended December 31, 2009, net cash used in operating activities was $141,322 compared to $291,520 for the year ended December 31, 2008.  Net loss for the year ended December 31, 2009 was $3,562,393 compared to a net loss of $1,362,076 for the year ended December 31, 2008.  The increase in the loss was due to the Company recording a litigation contingency of $2,484,922.  Other activity included in the net loss for 2009 included selling general and administrative expenses of $616,692 and interest expense of $465,685.  Non cash adjustments to the net loss included the litigation contingency of $2,484,922 as well as stock based compensation of $82,095 and depreciation and amortization of $100,800.   The significant activity in the net loss in 2008 includes selling general and administrative expenses of $872,068 and interest expense of $528,827.  Non-cash adjustments to the net loss for the year ended December 31, 2008 were approximately $262,000 and consisted primarily of depreciation and amortization of $138,000, stock-based compensation of $119,000 and non cash interest expense of $5,000.

Cash provided by investing activities for the year ended December 31, 2008 was $100,000.    Net cash provided in 2008 was the result of $100,000 received in payments on notes receivable.

Cash provided by financing activities for the year ended December 31, 2009 was $141,207 compared to $191,577 for the year ended December 31, 2008.  During the year ended December 31, 2009, the Company issued $143,550 of notes payable and repaid $3,600 of notes payable. The 2008 activity includes the Company receiving $196,850 upon the issuance of notes payable, and the Company repaying $2,281 of notes payable.  .

For the year ended December 31, 2009, net cash decreased $115 compared to a net cash increase of $57 for the year ended December 31, 2008.  Ending cash at December 31, 2009, was $421 compared to $536 at December 31, 2008.

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

Stock Based Compensation

Share-based compensation expense is based on the estimated fair value at the grant date of the portion of share-based payment awards that are ultimately expected to vest during the period. The grant date fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model, particularly the Company’s estimates of expected term and volatility, are based in some respects on management’s judgments and historical trends.  Compensation expense for the share-based payment awards granted subsequent to December 31, 2005, are based on the grant date fair value estimated under ASC 718 “Compensation- Stock Compensation.”

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Codification Accounting Standards Update No. 2009-1 (“ASU No. 2009-1”), an amendment based on Statement of Financial Accounting Standard No. 168, The FASB Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, under Topic 105, Generally Accepted Accounting Principles. Under this update, the Codification has become the source of US GAAP recognized by the FASB to be applied by nongovernmental entities. The rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of ASU No. 2009-1, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative.  The provisions of ASU No. 2009-1 are effective for financial statements issued for interim and annual periods ending after September 15, 2009. All accounting references have been updated and therefore all FAS references have been replaced with ASC references.

In May 2009, the FASB issued ASC 855-10, “Subsequent Events”, (formerly SFAS No. 165,   “Subsequent Events,” which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.  In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through March 31, 2010, which is the date the financial statements were issued.    No reportable subsequent events were noted.

In June 2009, the FASB issued ASC 860 ("Accounting for Transfers of Financial Assets") , which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. ASC 860 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures. The pronouncement is effective for fiscal years beginning after November 15, 2009. The Company does not believe this pronouncement will impact its financial statements.

In June 2009, the FASB issued ASC 810 for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards are effective for us beginning in the first quarter of fiscal year 2010 and the Company does not believe this pronouncement will impact its financial statements.

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

Results of operations

Results of continuing operations for the year ended December 31, 2009 vs. December 31, 2008

REVENUES

Total revenues for 2009 were $54,930 compared to $78,693 for 2008.  Revenues for the year ended December 31, 2009 and 2008 consist of credit card income on Nova’s remaining credit card portfolio.

OPERATING EXPENSES

Operating expenses were $50,024 for the year ended December 31, 2009 compared to $39,874 for 2008.  The operating expenses for the year ended December 31, 2009 and 2008 primarily consisted of expenses related to third party servicing fees of Nova’s remaining credit card portfolio.

CORPORATE OPERATING (INCOME) EXPENSES

Corporate operating expenses for 2009 were $616,692 and $872,068 for 2008. The expenses were comprised of the following:

	2009	2008

Salaries and benefits	$8,516	$51,546
Stock-based compensation	82,095	119,200
Accounting, legal and consulting	486,226	629,453
Travel and entertainment	358	3,591
Advertising	-	645
Depreciation and amortization	-	2,743
Other	39,497	64,890

	$616,692	$872,068

Salaries and related costs decrease in 2009 compared to the year ended December 31, 2008 as the Company had no employees as of March 15, 2009.

Accounting, legal and consulting expenses decreased for the year ended December 31, 2009. The decrease for the year ended December 31, 2008 was primarily as a result of decreases in legal fees associated with certain law suits the Company defended in 2008. Current expenses include consulting expenses of $10,000 and $3,000 per month being accrued for services provided by the Acting CEO and corporate secretary respectively, as well as $25,000 accrued annually for Director fees and $100,800 of amortization expense related to a consulting agreement with a former officer of Chex.

Other costs included in corporate operating expenses decreased for the year ended December 31, 2009 compared to the year ended December 31, 2008. The 2009 expenses are mostly comprised of rent ($33,863) and telephone ($4,723).

In April 2009, the Company issued 2,038,114 shares of common stock to previous holders of the Company’s convertible debentures.  The Company issued the shares in consideration of the delay in delivering registered shares of common stock upon notice from the debenture holders.  The shares were valued at $0.02 per share (the market value of the common stock), and accordingly the Company recorded $40,763 as stock compensation expense for the year ended December 31, 2009.  Also included in stock compensation expense for 2009 were warrants issued to purchase 1,447,618 shares of common stock.  The warrants have an exercise price of $0.03 per share, and 1,047,618 warrants expire in April 2010 and 400,000 warrants expire April 2011. The Company recorded $41,333 of stock compensation expense for the issuance of the warrants. Stock based compensation expense for 2009 was related to Stock based compensation expense for 2008 consisted of amortization of costs related to the Restructured Notes.

OTHER INCOME (EXPENSE)

Other expense, net for the year ended December 31, 2009 was $465,685 compared to expenses of $528,827 for the year ended December 31, 2008.  Interest expense for the year ended December, 2009 and 2008 is summarized as:

	2009	2008

Deferred loan costs and amortization	-	$39,309
Other	-	38,869
Notes payable to individual investors	$465,685	450,649

	$465,685	$528,827

INCOME TAX EXPENSE

There was no income tax expense recorded for the years ended December 31, 2009 and 2008.

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

The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed relate to interest rates on debt. The Company has only fixed rate debt. The Company has $2,729,316 of debt outstanding as of December 31, 2009, of which $2,090,719 has been borrowed at fixed rates ranging from 10% to 15%. This fixed rate debt is subject to renewal quarterly or annually and was due February 28, 2008.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements are listed under Item 15.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

N/A

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Acting Chief Executive Officer (the "CEO") who is also the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO /CFO has concluded that as of December 31, 2009 disclosure controls and procedures, were effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

Due to the small size and limited financial resources, the Company’s Corporate Secretary and the acting chief executive officer are the only individuals involved in the accounting and financial reporting.  As a result, there is no segregation of duties in the accounting function, leaving all aspects of financial reporting in the hands of our acting chief executive officer and physical control of cash in the hands of the Corporate Secretary. This lack of segregation of duties represents a material weakness.  We will continue periodically review our disclosure controls and procedures and internal control over financial reporting and make modifications from time to time considered necessary or desirable.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(a)(b)(c)	Identification of directors, executive officers and certain significant persons

Name	Age	Offices Held	Length of service

Henry Fong	73	Chairman	Since June 2004

Thomas B. Olson	44	Secretary	Since June 2004

Barry Hollander	52	Acting Chief Executive Officer	Since January 2007

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater-than-10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  We believe that during 2009, based solely on a review of the copies of such forms furnished to us during 2009 and written representations from the executive officers, directors and greater-than-10% beneficial owners of our common stock, have complied with all Section 16 filing requirements.

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

Cash Incentive Bonuses

We had no cash incentive bonus program in effect for 2009.

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

We currently have no benefit plan.

Summary Compensation Table

The following table sets forth information regarding compensation paid to our officers during the years ended December 31, 2009 and 2008:

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(i)	(j)
Barry Hollander (1) Acting Chief Executive Officer	2009 2008	$0 $0	$0 $0	$120,000 $124,250	$120,000 $124,250

(1)
Mr. Hollander became the acting chief executive officer on January 2, 2007 to fill a vacancy and the Company accrued fees of $10,000 per month during 2009. During the year ended December 31, 2009 Mr. Hollander received payments of $13,900 and $144,400 is included in accrued liabilities related parties at December 31, 2009.

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

Director Compensation

The following table shows the compensation earned by each of our non-officer directors for the year ended December 31, 2009.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Henry Fong	$25,000						$25,000

(1)
Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2009 in accordance with SFAS 123(R) of stock option awards, and may include amounts from awards granted in and prior to fiscal year 2008.  Assumptions used in the calculation of this amount for employees are identified in Note 2 to our annual financial statements for the year ended December 31, 2009 included elsewhere in this Annual Report.

The 2009 amounts were not paid and are included in accrued expenses on the 2009 balance sheet.  In September 2005 the Board of Directors of the Company authorized a new compensation plan to all Directors of the Company, which includes the grant of 30,000 options to each director on an annual basis, as well as annual compensation of $25,000 to each director, to be paid in monthly installments. Beginning with the monthly fee due September 1, 2006, the Board of Directors temporarily suspended the monthly payment and accordingly, at December 31, 2009, $154,159 is included in accrued liabilities representing the total amount that remains unpaid in the aggregate.  Additionally, members of the board of directors receive reimbursement for expenses incurred in attending board meetings or for other services related to their responsibilities as board members.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a) Security Ownership of Certain Beneficial Owners and Security Ownership of Management.

The following table contains information at March 31, 2010, as to the beneficial ownership of shares of our common stock by each person who, to our knowledge at that date, was the beneficial owner of five percent or more of the outstanding shares of the class, each person who is a director or a named executive officer of the Company under the summary compensation table and all persons as a group who are current executive officers and directors, and as to the percentage of outstanding shares so held by them at March 31, 2010. The number of shares beneficially held is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Including the number of shares below does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of the shares.

Name and Address of Beneficial Owner	Shares of Common Stock Owned (1)	Shares of Common Stock Underlying Options (1)	Total	Percentage of Common Stock Owned (2)

HPI Partners, LLC. 7315 E. Peakview Ave. Englewood, Co. 80111	3,500,000	0	3,500,000	34.3%

Henry Fong 7315 E Peakview Ave Englewood CO 80111	148,725	90,000	238,725	2.3%

Name and Address of Beneficial Owner	Shares of Common Stock Owned (1)	Shares of Common Stock Underlying Options (1)	Total	Percentage of Common Stock Owned (2)

Barry Hollander 319 Clematis St #703 West Palm Beach FL 33401	28,546	0	28,546	0.3%

All officers and directors as a group (three persons)	206,212	120,000	326,212	3.0%

(1)           The beneficial owners exercise sole voting and investment power.
(2)           As of March 31, 2010, 10,212,456 shares of our common stock were outstanding.

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

Indebtedness of management.

Mr. James Welbourn, one of the Company’s former directors (resigned January 2, 2007) has a note payable to the Company at December 31, 2009 in the amount of $152,566, which is presented as a reduction of stockholders’ equity in the Company’s balance sheet as of December 31, 2009.  In conjunction with the Asset Sale, the Company agreed to compensate the director $100,800 annually in consideration of a five year non-compete agreement and a release, whereby the director waived his right to future commissions that he was previously entitled to.  Such compensation is being applied to reduce the note payable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

R.R. Hawkins & Associates International PSC (“Hawkins”) served as our independent registered public accounting firm for December 31, 2009 and 2008.

Audit Fees

Fees billed and expected to be billed by Hawkins for audit services related to the year ended December 31, 2009 and 2008 were approximately $7,000, respectively, which includes out-of-pocket costs incurred in connection with these services.

Audit-Related Fees

Fees billed by Hawkins for audit-related services related to the years ended December 31, 2009 were approximately $0.

Tax Fees

Fees billed and expected to be billed by Hawkins for tax return preparation services related to the year ended December 31, 2009 were approximately $0.

All Other Fees

The Company incurred no other fees to Hawkins for 2009 and 2008.

Preapproval Policy

Pursuant to our Audit Committee Charter, before the accountant is engaged by us to render audit or non-audit services, our audit committee approves the engagement.  In absence of a standing audit committee, such approval is made by our entire board of directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	The following documents are filed as a part of this report immediately following the signature page.

1.	Financial Statements and Supplementary Data

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated financial statements:
Consolidated balance sheets - December 31, 2009 and 2008	F-2
Consolidated statements of operations - years ended December 31, 2009 and 2008	F-3
Consolidated statements of stockholders’ equity (equity deficiency) Years ended December 31, 2009 and 2008	F-4
Consolidated statements of cash flows - years ended December 31, 2009 and 2008	F-5
Notes to consolidated financial statements	F-6 – F-25

2.	Financial Statements Schedules.

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

Date: April 15, 2010	FASTFUNDS FINANCIAL CORPORATION (Registrant)
By /S/ BARRY HOLLANDER
Acting Chief Executive Officer Principal Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 15, 2010	/S/ BARRY HOLLANDER
Barry Hollander, Acting Chief Executive Officer

Date: April 15, 2010	/S/ HENRY FONG
Henry Fong, Director

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 2009 and 2008

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firm	F-1

Consolidated financial statements:

Consolidated balance sheets	F-2

Consolidated statements of operations	F-3

Consolidated statements of stockholders’ equity (equity deficiency)	F-4

Consolidated statements of cash flows	F-5

Notes to consolidated financial statements	F-6 – F-25

Board of Directors
FastFunds Financial Corporation
Denver, Colorado

Report of Independent Registered Public Accounting Firm

We have audited the balance sheet of FastFunds Financial Corporation as of December 31, 2009 and 2008, the related statements of operations, stockholders’ equity and cash flows for the years ending December 31, 2009 and 2008.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the schedule of accounts receivable is free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the schedule of accounts receivable.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FastFunds Financial Corporation as of December 31, 2009 and 2008, the results of operations and its cash flows for the year ended December 31, 2009 and 2008 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ R.R. Hawkins & Associates International, PSC
April 13, 2010
Los Angeles, CA

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008

ASSETS

Current assets:
Cash and cash equivalents	$421	$536
Accounts receivable, net of allowance of $8,916 (2009) and $12,615 (2008)	73,223	92,934
Current portion of notes and advances receivable (Note 3)	139,575	139,575
Other current assets	4,213	4,213

Total current assets	217,432	237,258

Accounts receivable	105,000	105,000
Intangible and other assets	200	200

	105,200	105,200

	$322,632	$342,458

LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

Current liabilities:
Cash overdraft	$1,257	$-
Accounts payable	785,563	733,499
Due to HPI (Note 6)	75,000	75,000
Accrued expenses, including related parties $383,116 (2009) and $207,105 (2008) (Note 4)	2,053,121	1,371,642
Promissory notes and current portion of long-term debt (Note 5), including related parties
of $532,872 (2009) and $392,922 (2008)	2,729,316	2,589,366
Litigation contingency (Note 6)	2,484,922
Derivative liabilities (Notes 5 and 7)	648,000	648,000

Total current liabilities	8,777,179	5,417,507

Commitments and contingencies (Notes 4, 5, 6 and 7)

Stockholders' equity deficiency (Note 9):
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding
Common stock, $.001 par value; 250,000,000 shares authorized; 19,129,800 (2009) and 17,091,686
(2008) shares issued and 10,212,456 (2009) and 8,174,342 (2008) shares outstanding	19,130	17,092
Additional paid-in capital	17,216,715	17,136,658
Notes, advances and interest receivable, related parties	(152,566)	(253,366)
Common treasury stock at cost; 8,917,344 shares	(4,547,845)	(4,547,845)
Accumulated deficit	(20,989,981)	(17,427,588)

Total stockholders' equity deficiency	(8,454,547)	(5,075,049)

	$322,632	$342,458

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2009 and 2008

	2009	2008

Fee revenue, net	$54,930	$78,693

Operating expenses:
Processing fees	45,840	38,236
Returned checks (collected)	(10,565)	(11,222)
Other	14,749	12,860

Total operating expenses	50,024	39,874

Gross profit	4,906	38,819

Selling, general and administrative	616,692	872,068

Loss from operations	(611,786)	(833,249)

Other income (expense):
Litigation contingency	(2,484,922)
Interest expense including related party interest of $28,864
(2009) and $17,446 (2008)	(465,685)	(528,827)
Total other expense	(2,950,607)	(528,827)

Net loss	$(3,562,393)	$(1,362,076)

Net loss per share	$(0.37)	$(0.17)

Weighted average number of common shares outstanding
Basic and diluted	9,670,820	8,071,805

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY DEFICIENCY

YEARS ENDED DECEMBER 31, 2009 and 2008

				Notes,
				advances and			Total
			Additional	and interest			stockholders'
	Common stock		paid-in	receivable,	Common stock	Accumulated	equity
	Shares	Amount	capital	related parties	treasury	deficit	deficiency

Balances, January 1, 2008	16,248,851	$16,249	$16,580,624	$(354,166)	$(4,547,845)	$(16,065,512)	$(4,370,650)
Decrease in notes and advances receivable due from related
parties, net (Note 7)				100,800			100,800

Issuance of common stock in satisfaction of convertible
debentures, derivative laibility and accrued interest	842,835	843	556,034				556,877

Net loss						(1,362,076)	(1,362,076)

Balances, Decmeber 31, 2008	17,091,686	17,092	17,136,658	(253,366)	(4,547,845)	(17,427,588)	(5,075,049)

Decrease in notes and advances receivable due from related
parties, net (Note 7)				100,800			100,800

Issuance of commoin stock and warrants to debenture holders	2,038,114	2,038	80,057				82,095

Net loss						(3,562,393)	(3,562,393)

Balances, Decmeber 31, 2009	19,129,800	$19,130	$17,216,715	$(152,566)	$(4,547,845)	$(20,989,981)	$(8,454,547)

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS DECEMBER 31, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net loss	$(3,562,393)	$(1,362,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	100,800	137,629
Non cash interest expense		5,223
Stock based compensation	82,095	119,200
Litigation contingency	2,484,922
Decrease (increase) in assets
Accounts receivable	19,711	18,657
Increase (decrease) in liabilities
Accounts payable	52,064	168,530
Accrued expenses	681,479	621,317
Net cash used in operating activities	(141,322)	(291,520)

Cash flows from investing activities:
Repayments on notes and interest receivable	-	100,000

Net cash provided by investing activities	-	100,000

Cash flows from financing activities:
Increase (decrease in) in checks issued in excess of cash in bank	1,257	(2,992)
Borrowings on notes and loans payable	143,550	196,850
Repayments on notes and loans payable	(3,600)	(2,281)
Net cash provided by financing activities	141,207	191,577

Net increase in cash and cash equivalents	(115)	57
Cash and cash equivalents, beginning	536	479

Cash and cash equivalents, ending	$421	$536

Supplemental disclosure of cash flow information:

Cash paid for interest	$14,122	$-

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Conversion of accounts payable and accrued expenses to common stock	$-	$70,125

Cashless exercise of warrants	$-	$-

Reclassification from current portion of accounts receivable to non-current	$-	$105,000

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2009 and 2008

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

Denaris Corporation ("Denaris"), was formed to develop and market a prepaid re-loadable stored value card program, which was designed to offer customers, particularly immigrants, a convenient alternative to traditional bank accounts; 77%-owned by the Company; Denaris generated no revenues through December 31, 2009.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2009 and 2008

1.	Business and organization, asset sale, and going concern and management’s plans (continued):

Business and organization (continued):

Collection Solutions, FFI, FFC and FFIL generated no revenues and had no significant operations for the years ended December 31, 2009 and 2008. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

On March 14, 2006, FFFC loaned Hydrogen Power Inc. (“HPI”) $5 million of the total proceeds from the Asset Sale for one year at 10% per annum interest (Note 9).

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

Going concern and management’s plans:

The Company’s financial statements for the year ended December 31, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has incurred significant losses since its inception and has a working capital deficit of approximately $8,455,000, and an accumulated deficit of approximately $20,990,000 as of December 31, 2009.  Moreover, it presently has no ongoing business operations or sources of revenue and little resources with which to obtain or develop new operations.

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

YEAR ENDED DECEMBER 31, 2009 and 2008

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

In May 2008, FFFC signed an Agreement and Plan of Merger and Reorganization and a related Addendum (together the “Merger Agreement”) to acquire Industrial Systems, Inc. ("ISI"). ISI, founded in 1991 and based in Delta, Colorado, provides turn-key engineering procurement and construction services to the mining, energy and natural resources industries throughout the United States. The Merger Agreement calls for FFFC to acquire 100% of the outstanding securities of ISI in an all stock tax-free exchange, whereby the existing stockholders of ISI will own approximately 80% of the Company's common stock at closing of the transaction. Completion of the transaction is subject to FFFC having no liabilities on its balance sheet unless mutually agreed upon, as well as further due diligence by each party, and other customary pre-closing conditions.  The Company was not able to meet the conditions to close the transaction and Merger Agreement expired. However, ISI and the Company on March 9, 2010 re-signed the Merger Agreement under similar terms and conditions and has a termination date of June 30, 2010.

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

YEAR ENDED DECEMBER 31, 2009 and 2008

1.	Business and organization, asset sale, and going concern and management’s plans (continued):

Return of Company Common Stock from HPI (continued):

After the closing of the Redemption Agreement, HPI held 3,500,000 shares of FFFC common stock, constituting approximately 34.3% of FFFC’s outstanding common stock at December 31, 2009.  These shares have been pledged as collateral on certain notes of HPI.  During 2008 as a result of the assumption of this debt by HPI Partners, LLC., (“HPIP”) and the subsequent foreclosure by the debt holders upon HPIP. HPIP owns the 3.5 million shares. The principal managers of HPIP are Messrs. Fong and Olson.  Mr. Fong is the Chairman and CEO of FFFC and Mr. Olson is the secretary of FFFC.  As of December 31, 2009, the Company holds 1,546,036 shares of common stock of HPI.  Pursuant to the Redemption Agreement, the Company and HPI each provided the other certain registration rights relating to the common stock of such party held by the other party.

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

On March 25, 2010 the Defendants and Plaintiffs entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”).  Pursuant to the Settlement Agreement, which is subject to the approval of the receiver and the Court, the Defendants and Plaintiffs have agreed to release each other from the claims and to have no further suits against each other.  Additionally, the Defendants have agreed to assign to the Receiver for the benefits of the Plaintiffs any and all rights, including but not limited to insurance payments and settlements for any and all officers and directors liability insurance policies.

2.	Summary of significant accounting policies:

Cash and cash equivalents:

For the purpose of the financial statements, the Company considers all highly-liquid investments with an original maturity three-months or less to be cash equivalents.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2009 and 2008

2.	Summary of significant accounting policies:

Cash and cash equivalents (continued):

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

Notes and advances receivable:

The Company has made notes and advances to various officers, affiliates and employees of the Company under various loan agreements (Notes 3 and 9). The notes and advances made to officers were made prior to the acquisition of Chex by HPI in December 2001.  The Company’s allowance for doubtful notes receivable is adjusted based on the Company’s assessment of the collectability of each individual note and advance receivable, as well as the aging of the notes and advances receivable.  After all attempts to collect a note receivable have failed, the note receivable is written-off against the allowance.  Based on management’s evaluation of repayment intentions, and in consideration of SAB topic 4-E regarding receivables due from a former director, $152,566 and $253,366 of the total face value amount is presented as a reduction of stockholders’ equity at December 31, 2009 and 2008, respectively.

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

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2009 and 2008

2.	Summary of significant accounting policies (continued):

Property, equipment and leaseholds (continued):

Office equipment, furniture and vehicles	3 to 7 years
Computer hardware and software	3 to 5 years
Leasehold improvements	7 years

Impairment of HPI common stock:

At December 31, 2009 and December 31, 2008, the Company owned 1,546,036 shares of common stock of HPI.  At December 31, 2006, the Company presented its investment in HPI common stock as a component of stockholders’ equity deficiency at cost in a manner similar to treasury stock.  This presentation was based upon the Company’s consideration of the provisions of Emerging Issues Task    Force (“EITF”) Issue No. 98-2, Accounting by a Subsidiary or Joint Venture for an Investment in the Stock of its Parent Company or Joint Venture Partner (“EITF 98-2”).  This EITF discusses that in the separate financial statements of a subsidiary; an investment in the common stock of a parent whose only significant asset is its investment in the subsidiary is essentially the same as stock of the subsidiary and should be classified as a reduction to stockholders’ equity.  In April 2007, the Company transferred all of its securities classified as a component of stockholders’ equity deficiency to an available-for-sale security.  The cost of the securities at the date of the transfer was $6,801,000.  The fair value of the securities at the date of transfer was $1,206,000.  The difference at the date of the transfer between cost and fair value of the securities was recorded as a reduction to additional paid-in capital.  The transfer of securities resulted from the Company no longer being a subsidiary of HPI in 2007; therefore, the provisions of EITF 98-2 are no longer applicable.

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

Loss per share:

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants, and common stock underlying convertible promissory notes are not considered in the calculations for the periods ended December 31, 2009 and 2008, as the impact of the potential common shares, which total 4,363,824 (2009) and 4,079,280 (2008), would be antidilutive and decrease loss per share. Therefore, there is no diluted loss per share presented in 2009 and 2008.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2009 and 2008

2.	Summary of significant accounting policies (continued):

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

Accounting for obligations and instruments potentially settled in the Company’s common stock:

The Company accounts for obligations and instruments potentially to be settled in the Company's stock in accordance with ASC Topic 815, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock.  This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company's stock.

Under ASC Topic 815, contracts are initially classified as equity or as either assets or liabilities, depending on the situation. All contracts are initially measured at fair value and subsequently accounted for based on the then current classification. Contracts initially classified as equity do not recognize subsequent changes in fair value as long as the contracts continue to be classified as equity. For contracts classified as assets or liabilities, the Company reports changes in fair value in earnings and discloses these changes in the financial statements as long as the contracts remain classified as assets or liabilities. If contracts classified as assets or liabilities are ultimately settled in shares, any previously reported gains or losses on those contracts continue to be included in earnings. The classification of a contract is reassessed at each balance sheet date.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2009 and 2008

2.	Summary of significant accounting policies (continued):

Stock-based compensation:

The Company has one stock option plan approved by FFFC’s Board of Directors in 2004, and also grants options and warrants to consultants outside of its stock option plan pursuant to individual agreements. The Company accounts for its stock based compensation under ASC 718 “Compensation- Stock Compensation” using the fair value based method.  Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  This guidance establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  We use the Black Scholes model for measuring the fair value of options.  The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

During the year ended December 31, 2009 the Company issued 1,447,618 options to purchase shares of common stock at $0.03 per share (the market value of the common stock on the date of the grant).  The options were valued at $41,333 based upon the black Scholes option pricing model (approximately a $0.0285 grant date fair value per option. These options were fully-vested at the date of the grant. There were no options granted during the year ended December 31, 2008.  During the year ended December 31, 2007, the Company granted to officers and directors 70,000 options to purchase shares of common stock at $0.75 per share (the market value of the common stock on the date of the grant).  The options were valued at $39,151 based upon the Black-Scholes option pricing model (approximately a $0.56 grant date fair value per option).  These options were fully-vested at the date of the grant.

The fair value of options and warrants granted to purchase FFFC and HPI common stock were estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions for 2009.

2009

Expected dividend yield	0
Expected stock price volatility	351%
Risk fee interest rate	4.5%
Expected life of options	1-2 years

The Company’s stock option plan is more fully described in Note 9.

Reclassifications:

Certain minor reclassifications to amounts reported in the 2008 consolidated financial statements have been made to conform to the 2009 presentation.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2009 and 2008

2.	Summary of significant accounting policies (continued):

Recently issued accounting pronouncements:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Codification Accounting Standards Update No. 2009-1 (“ASU No. 2009-1”), an amendment based on Statement of Financial Accounting Standard No. 168, The FASB Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, under Topic 105, Generally Accepted Accounting Principles. Under this update, the Codification has become the source of US GAAP recognized by the FASB to be applied by nongovernmental entities. The rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of ASU No. 2009-1, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative.  The provisions of ASU No. 2009-1 are effective for financial statements issued for interim and annual periods ending after September 15, 2009. All accounting references have been updated and therefore all FAS references have been replaced with ASC references.

In May 2009, the FASB issued ASC 855-10, “Subsequent Events”, (formerly SFAS No. 165,   “Subsequent Events,” which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.  In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through March 31, 2010, which is the date the financial statements were issued.    No reportable subsequent events were noted.

In June 2009, the FASB issued ASC 860 ("Accounting for Transfers of Financial Assets") , which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. ASC 860 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures. The pronouncement is effective for fiscal years beginning after November 15, 2009. The Company does not believe this pronouncement will impact its financial statements.

In June 2009, the FASB issued ASC 810 for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards are effective for us beginning in the first quarter of fiscal year 2010 and the Company does not believe this pronouncement will impact its financial statements.

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

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2009 and 2008

2.	Summary of significant accounting policies (continued):

Recently issued accounting pronouncements (continued):

No. 2009-5 is effective for financial statements issued for interim and annual periods beginning after its issuance. The adoption of ASU No. 2009-5 did not have a material impact on our financial statements.

3.	Notes and interest receivable:

Notes and interest receivable at December 31, 2009 and 2008, consist of the following:

	2009	2008
Note receivable, ISI; interest at 6%; matured April 2007; currently in default	$50,000	$50,000

Note receivable (Denaris) from Paymaster Jamaica (see Redemption Agreement) (Note 1); interest at 10%, collateralized by a pledge of Paymaster Jamaica common shares by Paymaster Jamaica's president; note matured in August 15, 2008; currently in default; payments of interest only due semi-annually beginning August 15, 2003 through maturity (received payments of $100,000 through December 31, 2009); a valuation allowance of $250,000 has been recorded against this receivable at December 31, 2009 and 2008 [A]	339,575	339,575

Note receivable from Coast ATM, LLC; interest at 10%; maturity November 2005; a valuation allowance of $50,000 has been recorded against this receivable at December 31, 2009 and 2008, respectively; in default and non-performing [A]	50,000	50,000
	439,575	439,575
Less current maturities	(139,575)	(139,575)

Notes and interest receivable, net of current portion, before valuation allowance	300,000	300,000
Less valuation allowance	(300,000)	(300,000)

Notes and interest receivable, long-term	$0	$69,575

[A]	The Company is no longer accruing interest on these non-performing loans due to uncertainty as to substantial collection.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2009 and 2008

3.	Notes and interest receivable (continued):

Changes in the allowance for notes and interest receivable for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008

Balances, beginning of year	$300,000	$300,000
Additions charged to costs and expenses
(deducted from notes receivable)	-	-
Deductions credited to costs and expenses
(added to notes receivable)	-	-
Deductions to the allowance for final
settlements	-	-

Balances, end of year	$300,000	$300,000

4.	Accrued liabilities:

Accrued liabilities at December 31, 2009 and 2008 were $2,053,121, and 1,371,462, respectively, and were comprised of:

	2009	2008

Legal fees	$355,606	$297,797
Interest	1,106,349	670,678
Accounting fees	14,258	17.758
Consultants and advisors	240,150	101,800
Director’s fees	154,159	129,159
Registration rights	98,013	98,013
Other	84,586	56,437

	$2,053,121	$1,371,642

5.	Promissory notes, including related parties and current portions of long-term debt:

Promissory notes, including related parties and current portions of long-term debt at December 31, 2009 and 2008, consist of the following:

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2009 and 2008

5.	Promissory notes, including related parties and current portions of long-term debt (continued):

	2009	2008

Promissory notes payable:

Various, including related parties of $532,872 (2009) and $392,922 (2008); interest rate ranging from 8% to 10% [A]	$638,597	$498,647

Notes payable; interest rates ranging from 9% to 15%; interest payable quarterly; the notes are unsecured, matured on February 28, 2008; currently in default and past due [B]	2,090,719	2,090,719

	$2,729,316	$2,589,366

The weighted average interest rate on short-term borrowings was xx.x %, 20.1% and14.4% in 2009, 2008 and 2007, respectively.

[A]
Includes a note for professional services rendered of $70,125 to GHP Horwath, P.C. (“GHP”), the Company’s auditors through 2006.  The note was entered into by the Company, Chex and individually by Mr. Henry Fong, (collectively, the defendants), the chairman of the board of the Company. The note matured on July 9, 2008, and is in default.  The defendants have agreed to an entry of judgment in the principal amount of $70,125 plus taxable costs and attorney fees of $5,000, plus interest for prejudgment and postjudgment at the rate of 8%, from and after October 31, 2008 until satisfied (the judgment).  The parties have also agreed that the execution of the judgment be stayed to April 1, 2010.  The defendants have agreed to pay $35,000 in a single installment on or before April 1, 2010. The payment was made on April 1, 2010, and the defendants have been released from any and all claims and the judgment has been satisfied.

[B]
These notes payable (the “Promissory Notes”) originally became due on February 28, 2007.  At that time, the Company renewed $283,000 of the Promissory Notes on the same terms and conditions as previously existed.  The Company has failed to pay interest and the principal amount of these notes. The Company received complaints filed from several of these note holders.  The Company has not responded to these complaints and accordingly the plaintiffs were awarded default judgments.  In April 2007 the Company, through a financial advisor, restructured $1,825,000 of the Promissory Notes (the “Restructured Notes”).  The Company has accrued an expense of $36,500 to compensate the financial advisor 2% of the Restructured Notes as well as having issued 150,000 shares of common stock to the financial advisor (Note 7).  The Restructured Notes carry a stated interest rate of 15% (a default rate of 20%) and matured on February 28, 2008.  The Company has not paid the interest due since September 30, 2007 and no principal payments on the Promissory Notes have been made in and accordingly, they are in default.

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

YEAR ENDED DECEMBER 31, 2009 and 2008

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

Litigation:

The Forest County Potawatomi Community (“FCPC”) has initiated an action against Chex, an inactive subsidiary of the Company, in the FCPC tribal court asserting that Chex breached a contract with FCPC during the 2002 to 2006 time period.  Chex is inactive and did not defend this action. On October 1, 2009 a judgment was entered against Chex in the FCPC Tribal Court in the amount of $2,484,922. The Company has included $2,484,922 in other income (expenses) for the year ended December 31, 2009.

The Company is involved in various claims and legal actions (as described in footnotes 1 and 5) arising in the ordinary course of business.  The ultimate disposition of these matters may have a material adverse impact either individually or in the aggregate on future consolidated results of operations, financial position or cash flows of the Company.

Operating lease:

Beginning February 2007, the Company began leasing office space in West Palm Beach, Florida, its corporate headquarters for approximately $2,900 per month.  The lease increased by approximately 5% from February 1, 2008 and 2009 and expired in February 2010. Pursuant to this lease, the Company is also required to pay its pro-rata share of taxes, operating expenses and improvement costs.

Effective February 1, 2010 the company entered into a one year amendment to the lease with either party having the right to terminate the lease with a sixty (60) day notice to the other party. The base rent is $1,800 per month during the one year amendment. Future approximate minimum lease payments due under this lease as of December 31, 2009, are as follows:

Year ending December 31,	Amount

2010	$ 23,100
2011	1,800

$ 24,900

Rent expense for the years ending December 31, 2009 and 2008 was approximately $33,863 and$38,350.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2009 and 2008

6.	Commitments and contingencies (continued):

Consulting agreements:

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

In conjunction with the Asset Sale, an officer signed a five-year non-compete agreement with the buyer and also signed a release, waiving his right to any future commissions that he was previously entitled to.  The Company agreed to compensate the officer $100,800 annually, over the five-year term of the non-compete agreement.  Such compensation is to be applied to reduce the loan and interest receivable from the officer.  If the officer breaches his non-compete agreement, the officer is no longer entitled to compensation and will be liable for any amount remaining on the loan.  Accordingly, during 2009 and 2008, the Company recorded consulting expenses of $100,800 each year, and the interest and note receivable from the officer has been reduced by $100,800 for 2009 and 2008 (Note 9).

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

HPI stock price guaranty:

In May 2006, HPI and the Company negotiated a settlement regarding convertible notes with a face value of $200,000 issued by the Company, whereby HPI issued 180,000 shares of its common stock. In connection with the Settlement Agreement, a Stock Sale and Lock-up Agreement, Registration Agreement and an Escrow Agreement were also entered into (the “Agreements”).  Terms of the Agreements stipulate a price protection clause whereby the Company under certain circumstances must reimburse the former debt holders if the market price of the HPI common stock issued to them in the settlement is below $4.00 per share at the time they sell the stock.  As a result, the Company has a derivative liability due to the debt holders at December 31, 2009 and December 31, 2008 of $648,000, representing the difference between

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2009 and 2008

6.	Commitments and contingencies (continued):

HPI stock price guaranty (continued):

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

Income tax expense for 2009 and 2008, is as follows:

	2009	2008

Current:
Federal	$-	$-
State	-	-

	-	-

Deferred:
Federal	1,952,000	1,118,421
State	230,000	131,579
Valuation allowance	(2,182,000)	(1,250,000)

	-	-

	$-	$-

The following is a summary of the Company’s deferred tax assets and liabilities at December 31, 2009 and 2008:

A reconciliation between the expected tax expense (benefit) and the effective tax rate for the years ended December 31, 2009 and 2008 are as follows:

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2009 and 2008

7.	Income taxes (continued):

	2009	2008

Deferred tax assets - current:
Stock-based compensation and other	$874,000	$792,000
Net operating loss carryforwards	1,308,000	458,000
	2,182,000	1,250,000

Less valuation allowance	(2,182,000)	(1,250,000)

Net deferred tax assets	$-	$-

	2009	2008

Statutory federal income tax rate	(34%)	(34%)
State taxes, net of federal income tax	(4%)	(4%)
Effect of change in valuation allowance	-	-
Non deductible expenses and other	38%	38%

	0%	0%

At December 31, 2006, the Company had utilized all of its net operating loss carryforwards available for federal and state income tax purposes.  For the year ended December 31, 2009, the Company had a tax net operating loss carry forward of approximately $2,095,000.  Any unused portion of this carry forward expires in 2029.  Utilization of this loss may be limited in the event of an ownership change pursuant to IRS Section 382.  The Company’s valuation allowance increased $932,000 during the year ended December 31, 2009.

8.	Stockholders’ equity deficiency:

Common stock:

In February 2008, the Company issued 842,835 shares of common stock in satisfaction of $137,500 of convertible debentures, derivative liability of $404,535 and accrued interest of $14,842.  The shares were valued at approximately $0.18 per share.

In April 2009, the Company issued 2,038,114 shares of common stock to previous holders of the Company’s convertible debentures.  The Company issued the shares in consideration of the delay in delivering registered shares of common stock upon notice from the debenture holders.  The shares were valued at $0.02 per share (the market value of the common stock), and accordingly the Company recorded $40,763 as stock compensation expense for the year ended December 31, 2009.

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

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2009 and 2008

8.	Stockholders’ equity deficiency (continued):

Stock options (continued):

under the Plan to purchase shares of common stock at an exercise price of $1.10 per share (the market value of the common stock at the date of the grant).

There were no options granted during the years ended December 31, 2009 and 2008.

All options outstanding at December 31, 2009 are fully vested and exercisable. A summary of outstanding balances at December 31, 2009 is as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Options	exercise price	Remaining contractual life	Value

Outstanding at January 1, 2009	330,000	$1.03	6.98	$0

Outstanding at December 31, 2009	330,000	$1.03	5.98	$0

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

Warrants:

During the year ended December 31, 2009 the company issued warrants to purchase 1,447,618 shares of common stock.  The warrants have an exercise price of $0.03 per share, and 1,047,618 warrants expire in April 2010 and 400,000 warrants expire April 2011. The Company recorded $41,333 of stock compensation expense for the year ended December 31, 2009. The weighted average grant date fair value of warrants granted during the years ended December 31, 2009 and 2007 was approximately $0.028 and $0.46 respectively.

A summary of the activity of the Company’s outstanding warrants during 2009 and 2008 is as follows:

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2009 and 2008

8.      Stockholders’ equity deficiency (continued):

Warrants (continued):

	Warrants	Weighted-average exercise price	Weighted-average grant date fair value	Aggregate intrinsic value

Outstanding and exercisable at January 1, 2008	3,749,280	$ 0.91	$ 0.42	$ 60,480

Outstanding and exercisable at December 31, 2008	3,749,280	$ 0.91	$ 0.42	$ 0

Granted	1,447,618	0.03	0.028	0
Exercised
Forfeited	(1,163,074)	(1.63)	(0.20)	0

Outstanding and exercisable at December 31, 2008	3,749,280	$ 0.39	$ 0.34	$ 0

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of December 31, 2009.

Exercise price range	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining life

$0.03	1,447,618	$ 0.03	.20
$0.50	2,150,000	0.50	.07
$1.00	436,206	1.00	.12

	4,033,824	$ 0.39	0.39

The fair value of warrants granted to purchase the Company’s common stock were estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for the grants for the years ended December 31, 2009.

2009

Expected dividend yield	0
Expected stock price volatility	351%
Risk fee interest rate	4.5%
Expected life of warrants	1-2 years

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2009 and 2008

8.	Stockholders’ equity deficiency (continued):

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

Notes, advances and interest receivable from related parties:

The Company has notes receivable due from HPI under various loan agreements.  In addition, the Company has made advances to HPI to fund its operations. In accordance with the Securities and Exchange Commission’s Rule regarding, Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lessor Business Components of Another Entity, certain expenses paid by the Company on behalf of HPI have been charged to the receivables.

The following table summarizes the activity in these accounts for 2009 and 2008.

	2009	2008

Beginning principal balances	$253,366	$354,166

Consulting fees applied to officer’s receivable	(100,800)	(100,800)

Ending principal and interest balances	$152,566	$253,366

The above balances are presented as a reduction of stockholders’ equity on the accompanying consolidated balance sheets and all are related to former Chex officer.

9.      Selected quarterly financial data (unaudited):

Selected unaudited quarterly financial data for 2009 and 2008 is summarized as follows:

	2009

	First	Second	Third	Fourth
	Quarter	quarter	Quarter	Quarter

Revenues	$14,227	$14,337	$12,924	$13,442

Gross (loss) profit	(47)	2,029	6,814	(3,890)
Net loss	(255,413)	(2,736,453)	(282,166)	(288,361)
Basic loss per common share	(0.03)	(0.27)	(0.03)	(0.03)

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2009 and 2008

9.      Selected quarterly financial data (unaudited) (continued):

	2008

	First	Second	Third	Fourth
	Quarter	quarter	Quarter	Quarter (a)

Revenues	$20,348	$21,325	$19,352	$17,668

Gross margin	9,864	10,081	12,025	6,949
Net loss	(491,425)	(319,661)	(279,672)	(271,318)
Basic loss per common share	(0.06)	(0.04)	(0.02)	(0.03)