Form 10-Q
period 2010-03-31
FASTFUNDS FINANCIAL CORP
filed 2010-05-24
CIK 779956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended March 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission File No. 000-33053

FASTFUNDS FINANCIAL CORPORATION
 (Exact Name of Registrant as Specified in its Charter)

Nevada	87-0425514
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Number of shares of common stock outstanding at May 10, 2010: 10,212,456

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2009

ASSETS

Current assets:
Cash and cash equivalents	$269	$421
Accounts receivable, net of allowance of $60 (2010) and $8,916 (2009)	78,572	73,223
Current portion of notes and advances receivable (Note 3)	139,575	139,575
Other current assets	4,213	4,213

Total current assets	222,629	217,432

Accounts receivable	105,000	105,000
Intangible and other assets	200	200

	105,200	105,200

	$327,829	$322,632

LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

Current liabilities:
Cash overdraft	$1,810	$1,257
Accounts payable	779,935	785,563
Due to HPI (Note 6)	75,000	75,000
Accrued expenses, including related parties $431,179 (2010) and $383,116 (2009) (Note 4)	2,235,563	2,053,121
Promissory notes and current portion of long-term debt (Note 5), including related parties
of $557,575 (2010) and $532,872 (2009)	2,754,019	2,729,316
Litigation contingency (Note 6)	2,484,922	2,484,922
Derivative liabilities (Notes 5 and 7)	648,000	648,000

Total current liabilities	8,979,249	8,777,179

Commitments and contingencies (Notes 4, 5, 6 and 7)

Stockholders' equity deficiency (Note 9):
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding
Common stock, $.001 par value; 250,000,000 shares authorized; 19,129,800 shares issued
and 10,212,456 shares outstanding	19,130	19,130
Additional paid-in capital	17,216,715	17,216,715
Notes, advances and interest receivable, related parties	(127,366)	(152,566)
Common treasury stock at cost; 8,917,344 shares	(4,547,845)	(4,547,845)
Accumulated deficit	(21,212,054)	(20,989,981)

Total stockholders' equity deficiency	(8,651,420)	(8,454,547)

	$327,829	$322,632

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

	Three months ended March 31,
	2010	2009

Fee revenue, net	$15,954	$14,227

Operating expenses:
Processing fees	11,225	12,133
Returned checks (collected)	(1,757)	(1,781)
Other	2,941	3,922

Total operating expenses	12,409	14,274

Gross margin	3,545	(47)

Selling, general and administrative	(108,558)	(137,910)

Loss from operations	(105,013)	(137,957)

Other income (expense):
Interest expense including related party interest of $8,957
(2010) and $6,176 (2009)	(117,060)	(117,456)

Total other expense	(117,060)	(117,456)

Net Loss	$(222,073)	$(255,413)

Net loss per share	$(0.02)	$(0.03)

Weighted average number of common shares outstanding	10,212,456	8,175,432

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY DEFICIENCY

THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

				Notes,
				advances and
			Additional	and interest			Total
	Common stock		paid-in	receivable,	Common stock	Accumulated	stockholders'
	Shares	Amount	capital	related parties	treasury	deficit	equity deficiency

Balances, January 1, 2010	19,129,800	$19,130	$17,216,715	$(152,566)	$(4,547,845)	$(20,989,981)	$(8,454,547)

Decrease in notes and advances receivable
due from related parties, net (Note 7)				25,200			25,200

Net loss						(222,073)	(222,073)

Balances, March 31, 2010	19,129,800	$19,130	$17,216,715	$(127,366)	$(4,547,845)	$(21,212,054)	$(8,651,420)

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS MARCH 31, 2010 AND 2009 (UNAUDITED)

	2010	2009

Net cash used in operating activities	$(25,408)	$(30,700)

Cash flows from investing activities:
Repayments on notes and interest receivable	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities:
Increase (decrease in) in checks issued in excess of cash in bank	553	-
Borrowings on notes and loans payable	24,703	32,100

Net cash provided by financing activities	25,256	32,100

Net increase in cash and cash equivalents	(152)	1,400
Cash and cash equivalents, beginning	421	536

Cash and cash equivalents, ending	$269	$1,936

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$3,178

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

1.	Business and organization, basis of presentation, asset sale and management’s plans:

Business and organization:

FastFunds Financial Corporation (“FFFC” or the “Company”) is a holding company, and through January 31, 2006, operated primarily through its wholly-owned subsidiary Chex Services, Inc. (“Chex”).  As disclosed in the December 31, 2009 Form 10-K, FFFC also has several other non-operating wholly-owned subsidiaries.  FFFC and its subsidiaries are referred to as (the “Company”). The Company is an equity investee of Hydrogen Power, Inc. (“HPI”), a public company formerly known as Equitex, Inc.

Chex, a Minnesota corporation, provided financial services prior to the sale of substantially all of Chex’s assets, which primarily consisted of check cashing, automated teller machine (ATM) access, and credit card advances to customers primarily at Native American owned casinos and gaming establishments (the “Asset Sale”).

Basis of presentation:

Unaudited financial statements:

The accompanying condensed consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for all stated periods have been made.  Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (SEC) on April 15, 2009.  Interim results of operations for the three months ended March 31, 2010 and 2009 are not necessarily indicative of future results for the full year.  Certain amounts from the 2009 periods have been reclassified to conform to the presentation used in the current period.

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

THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

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

In the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.  The Company’s interim financial statements for the three months ended March 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of $222,073 for the three months ended March 31, 2010 and has a working capital deficit of approximately $8,650,000 and accumulated deficit of approximately $20,990,000 as of March 31, 2010.  Moreover, the Company presently has no significant ongoing business operations or sources of revenue and has little resources with which to obtain or develop new operations.

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

THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

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

After the closing of the Redemption Agreement, HPI held 3,500,000 shares of FFFC common stock, constituting approximately 43% and 34% of FFFC’s outstanding common stock at December 31, 2009 and March 31, 2010, respectively.  These shares have been pledged as collateral on certain notes of HPI.  During 2008 as a result of the payment of this debt by HPI Partners, LLC.,(“HPIP”) and the subsequent foreclosure by the debt holders upon HPIP, HPIP owns the 3.5 million shares of FFFC common stock. The principal managers of HPIP are Messrs. Fong and Olson.  Mr. Fong is the Chairman and CEO of FFFC and Mr. Olson is the secretary of FFFC.  As of March 31, 2010, the Company holds 1,546,036 shares of common stock of HPI.  Pursuant to the Redemption Agreement, the Company and HPI each provided the other certain registration rights relating to the common stock of such party held by the other party.

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

MMessrs. Chaudhary and Dilawari are directors of HPI. GHTI is the majority shareholder of HPI. Ricky Gurdish Gujral is the former chief executive officer of HPI. The complaint alleges fraud, misappropriation of corporate opportunity and breach of fiduciary duty by the Defendants relating to the merger of Equitex, Inc. and Hydrogen Power, Inc., the Sublicense Agreement with GHTI, and payments to Ricky Gurdish Gujral. The complaint seeks the appointment of a receiver to take possession of the property and assets of the Company and to manage and operate the Company pending completion of the action. The complaint also seeks damages in the excess of $3,000,000, exemplary damages, attorney’s fees plus interest and costs and any other relief the court finds just

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

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

A summary of our significant accounting policies is included in our 2009 Annual Report on Form 10-K.

Net loss per share:

Net loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants and common stock underlying convertible promissory notes at March 31, 2010 and 2009 were 2,213,824 and 4,363,824, respectively, and are not considered in the calculation for the three months ended March 31, 2010 and 2009, as the impact of the potential common shares would be to decrease loss per share.  Therefore, diluted loss per share for the three months ended March 31, 2010 and 2009 is equivalent to basic loss per share.

Recently issued accounting pronouncements:

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820), Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  This standard is not currently applicable to the Company.

In January 2010, FASB issued ASU No. 2010-05, Compensation – Stock Compensation (ASC Topic 718), Escrowed Share Arrangements and the Presumption of Compensation. This update codifies Emerging Issues Task Force D-110. This standard is not currently applicable to the Company.

In January 2010, FASB issued ASU N0. 2010-01, Equity (ASC Topic 505), Accounting for Distributions to Shareholders with Components of Stock and Cash. The update clarifies that the

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

2.	Summary of significant accounting policies (continued):

Recently issued accounting pronouncements (continued):

stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and Topic 260, Earnings Per Share. This standard is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  This standard is not currently applicable to the Company.

In May 2009, the FASB issued ASC 855-10, “Subsequent Events”, (formerly SFAS No. 165,   “Subsequent Events,” which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.  In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through May 14, 2010, which is the date the financial statements were issued.    No reportable subsequent events were noted.

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

Notes and interest receivable at March 31, 2010 and December 31, 2009, consist of the following:

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

3.	Notes and interest receivable (continued):

	March 31,	December 31,
	2010	2009

Note receivable, ISI; interest at 6%; matured April 2007; currently in default	$50,000	$50,000

Note receivable (Denaris) from Paymaster Jamaica (see Redemption Agreement) (Note 1); interest at 10%, collateralized by a pledge of Paymaster Jamaica common shares by Paymaster Jamaica's president; note matured August 15, 2008; payments of interest only due semi-annually beginning August 15, 2003 through maturity; a valuation allowance of $250,000 has been recorded against this receivable at March 31, 2010 and December 31, 2009	339,575	339,575

Note receivable from Coast ATM, LLC; interest at 10%; matured November 2005; currently in default; a valuation allowance of $50,000 has been recorded against this receivable at March 31, 2010 and December 31, 2009; is in default and non-performing	50,000	50,000

	439,575	439,575
Less current maturities	(139,575)	(139,575)

Notes and advances receivable, net of current portion, before valuation allowance	300,000	300,000
Less valuation allowance	(300,000)	(300,000)

Notes receivable, long-term	$-	$-

4.     Accrued liabilities:

Accrued liabilities at March 31, 2010 and December 31, 2009 were $2,235,563 and $2,053,121, respectively, and were comprised of:

	2010	2009

Legal fees	$370,607	$355,606
Interest	1,223,409	1,106,349
Accounting fees	12,958	14,258
Consultants and advisors	278,650	240,150
Director’s fees	160,419	154,159
Registration rights	98,013	98,013
Other	91,507	84,586

	$2,235,563	$2.053,121

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

5.	Promissory notes, including related and current portions of long-term debt:

Promissory notes, including related parties and current portions of long-term debt at March 31, 2010 and December 31, 2009, consist of the following:

	March 31,	December 31,
	2010	2009

Promissory notes payable:

Various, including related parties of $557,575 (2010) and $532,872 (2009), interest rate ranging from 8% to 10% [A]	$663,300	$638,597

Notes payable; interest rates ranging from 9% to 15%; interest payable quarterly; the notes are unsecured, matured on February 28, 2008; currently in default and past due [B]	2,090,719	2,090,719

	$2,754,019	$2,729,316

[A]
Includes a note for professional services rendered of $70,125 to GHP Horwath, P.C. (“GHP”), the Company’s auditors through 2006.  The note was entered into by the Company, Chex and individually by Mr. Henry Fong, (collectively, the defendants), the chairman of the board of the Company. The note matured on July 9, 2008, and is in default.  The defendants have agreed to an entry of judgment in the principal amount of $70,125 plus taxable costs and attorney fees of $5,000, plus interest for prejudgment and post judgment at the rate of 8%, from and after October 31, 2008 until satisfied (the judgment).  The parties have also agreed that the execution of the judgment be stayed to April 1, 2010.  The defendants have agreed to pay $35,000 in a single installment on or before April 1, 2010, which was paid on April 1, 2010. Since the payment has been received, the defendants have been released from any and all claims and judgment is considered satisfied.

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

THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

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

Operating lease:

Beginning February 2007, the Company began leasing office space in West Palm Beach, Florida, its corporate headquarters for approximately $2,900 per month.  This lease expired in January 2010, and the Company amended the lease effective February 1, 2010 whereby the monthly rent is approximately $1,800 per month.  The amended lease expires January 31, 2011, however either party can terminate the lease with sixty (60) day notice to the other party. Pursuant to this lease, the Company is also required to pay its pro-rata share of taxes, operating expenses and improvement costs.

Guaranty:

Future approximate minimum lease payments due under this lease as of March 31, 2010, are as follows:

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

6.     Commitments and contingencies (continued):

Guaranty (continued):

Year ending December 31,	Amount

2010	16,200

$ 16,200

Consulting agreements:

In conjunction with the Asset Sale, a former FFFC director and Chex officer signed a five-year non-compete agreement with the buyer and also signed a release, waiving his right to any future commissions that he was previously entitled to.  The Company agreed to compensate the officer $100,800 annually, over the five-year term of the non-compete agreement.  Such compensation is to be applied to reduce the loan and interest receivable due from the officer (Note 7).  If the officer breaches his non-compete agreement, the officer is no longer entitled to compensation and will be liable for any amount remaining on the loan.  During the three months ended March 31, 2010 and 2009, the Company recorded consulting expenses of $25,200 and the note receivable from an officer has been reduced by $25,200, for the three months ended March 31, 2010.

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

HPI Stock Price Guaranty:

In May 2006, HPI and the Company negotiated a settlement regarding convertible notes with a face value of $200,000 issued by the Company, whereby HPI issued 180,000 shares of its common stock. In connection with the Settlement Agreement, a Stock Sale and Lock-up Agreement, Registration Agreement and an Escrow Agreement were also entered into (the “Agreements”).   Terms of the

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

6.     Commitments and contingencies (continued):

HPI Stock Price Guaranty (continued):

Agreements stipulate a price protection clause whereby the Company under certain circumstances must reimburse the former debt holders if the market price of the HPI common stock issued to them in the settlement is below $4.00 per share at the time they sell the stock.  As a result, the Company has recorded a derivative liability due to the debt holders at March 31, 2010 and December 31, 2009 of $648,000.

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

The following table summarizes the activity for the year ended December 31, 2009 and for the three months ended March 31, 2010:

	March 31,	December 31,
	2010	2009

Beginning principal balances	$152,566	$253,366
Consulting fees applied to officer receivable	(25,200)	(100,800)

Ending principal balances [A]	$127,366	$152,566

[A]	The principal balance at March 31, 2010 and December 31, 2009 are all due from a former Chex officer.

Warrants and options:

The Company did not issue any warrants or options for the three months ended March 31, 2010.  A summary of outstanding warrant balances at January 1, and March 31, 2010 is as follows:

	Warrants	Weighted-Average exercise price	Weighted- Average grant date fair value

Outstanding at January 1, 2010	4,033,824	$ 0.39	$0.34
Expired	(2,150,000)	0.50	0.46

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

7.	Stockholders’ equity deficiency (continued):

Warrants and options (continued):

	Warrants	Weighted-Average exercise price	Weighted- Average grant date fair value

Outstanding at March 31, 2010	1,883,824	$ 0.25	$0.12

Options are generally granted with an exercise price equal to the Company’s market price of its common stock on the date of the grant and vest immediately upon issuance.  All options outstanding at March 31, 2010 are fully-vested and exercisable.  A summary of outstanding balances at January 1, and March 31, 2010 is as follows:

	Options	Weighted-Average exercise price	Weighted-Average remaining contractual life	Aggregate intrinsic value

Outstanding at January 1 and March 31, 2010	330,000	$ 1.03	5.73	$ -

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

GENERAL

FastFunds Financial Corporation (“FFFC”) is a holding company and through January 31, 2006 operated primarily through its wholly-owned subsidiary Chex Services, Inc. (“Chex”).  As disclosed in the December 31, 2009 10-K, FFFC also has several other non-operating wholly-owned subsidiaries.  FFFC and its subsidiaries are referred to as (the “Company”).

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

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2009 and 2008.  The financial statements presented for the three months ended March 31, 2010 and 2009 include FFFC and its wholly-owned subsidiaries, which primarily reflect the operations of Chex through the date of the Asset Sale.

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

The Company’s financial statements for the three months ended March 31, 2010 and the year ended December 31, 2009 have been prepared on a going concern basis, which contemplates the realization of its remaining assets and the settlement of liabilities and commitments in the normal course of business.  The Company has incurred significant losses since its inception and has a working capital deficit of approximately $8,651,000 and an accumulated deficit of approximately $21,212,000 as of March 31, 2010.  Moreover, it presently has minimal ongoing business operations or sources of revenue, and little available resources with which to obtain or develop new operations.

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

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2010, net cash used in operating activities was $25,408 compared to $30,700 for the three months ended March 31, 2009.  Net loss was $222,073 for the three months ended March 31, 2010 compared to $255,413 for the three months ended March 31, 2009. The net loss in each of the periods includes non-cash expenses of approximately $25,200 related to amortization.

There was no cash provided by or used in investing activities for the three months ended March 31, 2010, and 2009.

Net cash provided by financing activities for the three months ended March 31, 2010 and was $25,256 compared to $32,100 for the three months ended March 31, 2009.  The activity for the three months ended March 31, 2010 is the Company received net proceeds of $24,703 on the issuance of notes payable. For the three months ended March 31, 2009, the Company received proceeds of $32,100 on the issuance of notes payable.

For the three months ended March 31, 2010, cash and cash equivalents decreased by $152 compared to an increase of $1,400 for the three months ended March 31, 2009.  Ending cash and cash equivalents at March 31, 2010 was $269 compared to $1,936 at March 31, 2009.

We have limited cash and cash equivalents on hand and need to raise funds to continue to be able to support our operating expenses and to meet our other obligations as they become due.  Sources available to us that we may utilize include the sale of our or HPI’s equity securities, as well as the exercise of outstanding options and warrants, which may cause dilution to our stockholders.

REVENUES

Total revenues for the three months ended March 31, 2010 were $15,954 compared to $14,227 for the three months ended March 31, 2009.  Revenues in all periods consist of credit card income on Nova’s remaining portfolio.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2010 were $12,409 compared to $14,274 for the three months ended March 31, 2009. Expenses were primarily comprised of costs related to third party servicing fees of Nova’s remaining credit card portfolio.

CORPORATE OPERATING EXPENSES

Corporate operating expenses for the three months ended March 31, 2010 were $108,558 compared to $137,910 for the three months ended March 31, 2009. The expenses were comprised of the following:

	Three months ended March 31,
	2010	2009

Salaries and benefits	$-	$8,516
Accounting, legal and consulting	100,802	118,644
Other	7,756	10,750

	$108,558	$137,910

For the three months ended March 31, 2010 and 2009 corporate operating expenses are primarily related to FFFC.

Salaries and benefits decreased in the current three month period compared to the prior period as the Company terminated its one employee in March 2009.  The Company currently has no employees.

Accounting, legal and consulting expenses decreased for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The decrease in the current period was primarily a result of decreases in legal fees.  FFFC has consulting agreements with two officers who provide various consulting services to the Company. These continuing agreements require the Company to pay approximately $13,000 per month.

Other costs included in corporate operating expenses decreased for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

OTHER INCOME (EXPENSE)

Other expenses, net for the three months ended March 31, 2010 were $117,060 compared to $117,456 for the three months ended March 31, 2009.  Other expenses

INCOME TAX EXPENSE

There was no income tax expense for the three months ended March 31, 2010 and 2009.

CONTRACTUAL OBLIGATIONS

No material changes outside the ordinary course of business during the quarter ended March 31, 2010.

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

Our significant accounting policies are described in more detail in our 2009 Annual Report on Form 10-K.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820), Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  This standard is not currently applicable to the Company.

In January 2010, FASB issued ASU No. 2010-05, Compensation – Stock Compensation (ASC Topic 718), Escrowed Share Arrangements and the Presumption of Compensation. This update codifies Emerging Issues Task Force D-110. This standard is not currently applicable to the Company.

In January 2010, FASB issued ASU N0. 2010-01, Equity (ASC Topic 505), Accounting for Distributions to Shareholders with Components of Stock and Cash. The update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and Topic 260, Earnings Per Share. This standard is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  This standard is not currently applicable to the Company.

In May 2009, the FASB issued ASC 855-10, “Subsequent Events”, (formerly SFAS No. 165,   “Subsequent Events,” which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.  In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through May 14, 2010, which is the date the financial statements were issued.    No reportable subsequent events were noted.

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

The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiary are exposed relate to the market prices of common stock of HPI and the Company. The Company has only fixed rate debt at March 31, 2010 and December 31, 2009.

	March 31,	December 31,
	2010	2009

Derivative liabilities (1)	$648,000	$648,000

	$648,000	$648,000

(1)
The Company has given a price guaranty under certain circumstances to former noteholders on the value of 180,000 shares of HPI common stock they received in a settlement of $4.00 per share.  At December 31, 2008 and September 30, 2009, the common stock had a market value of $0.  Accordingly, as of March 31, 2010 the Company has recorded a liability of $648,000.

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

Management of the Company is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherit limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth in “Internal Control-Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, our management concluded, as of December 31, 2009, our internal control over financial reporting was not effective based on those criteria.  The following material weaknesses were identified from our evaluation:

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

Although this material weakness over preparation of the financial statements and related disclosures existed at the end of the quarter described in this report, the consolidated financial statements in this quarterly report on Form 10-Q fairly present in all material respects, our financial condition as of March 31, 2010 in conformity with GAAP.

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

Changes in Internal Control over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  The material weakness in our internal control over financial reporting described above for the year ended December 31, 2009 (absence of adequate segregation of duties) continues unremediated, due to our limited resources and employees.

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

FastFunds Financial Corporation
(Registrant)

Date: May 19, 2010	By: /s/ Barry Hollander
Barry Hollander
Acting Chief Executive Officer
Principal Executive Officer and
Principal Accounting Officer