Form 10-Q
period 2010-06-30
FASTFUNDS FINANCIAL CORP
filed 2010-08-16
CIK 779956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended June 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission File No. 000-33053

FASTFUNDS FINANCIAL CORPORATION
 (Exact Name of Registrant as Specified in its Charter)

Nevada	87-0425514
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Number of shares of common stock outstanding at July 30, 2010: 10,212,456

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$263	$421
Accounts receivable, net of allowance of $60 (2010) and $8,916 (2009)	77,381	73,223
Current portion of notes and advances receivable (Note 3)	139,575	139,575
Other current assets	4,213	4,213

Total current assets	221,432	217,432

Accounts receivable	105,000	105,000
Intangible and other assets	200	200

	105,200	105,200

	$326,632	$322,632

LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

Current liabilities:
Cash overdraft	$-	$1,257
Accounts payable	781,365	785,563
Due to HPI (Note 6)	75,000	75,000
Accrued expenses, including related parties $479,639 (2010) and $383,116 (2009) (Note 4)	2,416,554	2,053,121
Promissory notes and current portion of long-term debt (Note 5), including related parties
of $602,575 (2010) and $532,872 (2009)	2,765,319	2,729,316
Litigation contingency (Note 6)	2,484,922	2,484,922
Derivative liabilities (Notes 5 and 7)	648,000	648,000

Total current liabilities	9,171,160	8,777,179

Commitments and contingencies (Notes 4, 5, 6 and 7)

Stockholders' equity deficiency (Note 9):
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding
Common stock, $.001 par value; 250,000,000 shares authorized; 19,129,800 shares issued
and 10,212,456 shares outstanding	19,130	19,130
Additional paid-in capital	17,216,715	17,216,715
Notes, advances and interest receivable, related parties	(102,166)	(152,566)
Common treasury stock at cost; 8,917,344 shares	(4,547,845)	(4,547,845)
Accumulated deficit	(21,430,362)	(20,989,981)

Total stockholders' equity deficiency	(8,844,528)	(8,454,547)

	$326,632	$322,632

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Fee revenue, net	$11,569	$14,337	$27,523	$28,564

Operating expenses:
Processing fees	11,069	11,714	22,294	23,847
Returned checks (collected)	(633)	(3,010)	(2,390)	(4,791)
Other	3,203	3,604	6,144	7,526

Total operating expenses	13,639	12,308	26,048	26,582

Gross profit	(2,070)	2,029	1,475	1,982

Selling, general and administrative	(98,099)	(187,158)	(206,657)	(325,068)

Loss from operations	(100,169)	(185,129)	(205,182)	(323,086)

Other income (expense):
Litigation contingency	-	(2,434,922)	-	(2,434,922)
Interest expense including related party interest of $10,006
(2010) and $6,877 (2009) for the three months and
$18,963 (2010) and $13,053 (2009) for the six months	(118,139)	(116,402)	(235,199)	(233,858)
Total other expense	(118,139)	(2,551,324)	(235,199)	(2,668,780)

Net loss	$(218,308)	$(2,736,453)	$(440,381)	$(2,991,866)

Net loss per share	$(0.02)	$(0.27)	$(0.04)	$(0.33)

Weighted average number of common shares outstanding
Basic and diluted	10,212,456	10,056,768	10,212,456	9,121,297

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY DEFICIENCY

SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

				Notes,
				advances and
			Additional	and interest			Total
	Common stock		paid-in	receivable,	Common stock	Accumulated	stockholders'
	Shares	Amount	capital	related parties	treasury	deficit	equity deficiency

Balances, January 1, 2010	19,129,800	$19,130	$17,216,715	$(152,566)	$(4,547,845)	$(20,989,981)	$(8,454,547)

Decrease in notes and advances receivable due
from related parties, net (Note 7)				50,400			50,400

Net loss						(440,381)	(440,381)

Balances, June 30, 2010	19,129,800	$19,130	$17,216,715	$(102,166)	$(4,547,845)	$(21,430,362)	$(8,844,528)

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS JUNE 30, 2010 AND 2009 (UNAUDITED)

	2010	2009

Net cash used in operating activities	$(34,904)	$(76,428)

Cash flows from investing activities:
Repayments on notes and interest receivable	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities:
Increase (decrease in) in checks issued in excess of cash in bank	(1,257)	-
Borrowings on notes and loans payable	71,003	80,150
Repayments on notes and loans payable	(35,000)	(3,600)
Net cash provided by financing activities	34,746	76,550

Net increase in cash and cash equivalents	(158)	122
Cash and cash equivalents, beginning	421	536

Cash and cash equivalents, ending	$263	$658

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$4,608

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Conversion of convertible debentures and accounts payable to common stock	$-	$-

Conversion of derivative liability to common stock	$-	$-

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

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

Basis of presentation:

Unaudited financial statements:

The accompanying condensed consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for all stated periods have been made.  Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (SEC) on April 15, 2009.  Interim results of operations for the three and six months ended June 30, 2010 and 2009 are not necessarily indicative of future results for the full year.  Certain amounts from the 2009 periods have been reclassified to conform to the presentation used in the current period.

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

SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

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

In the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.  The Company’s interim financial statements for the three and six months ended June 30, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of $440,381 for the six months ended June 30, 2010 and has a working capital deficit of approximately $8,950,000 and accumulated deficit of approximately $21,430,000 as of June 30, 2010.  Moreover, the Company presently has no significant ongoing business operations or sources of revenue and has little resources with which to obtain or develop new operations.

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

In May 2008, FFFC signed an Agreement and Plan of Merger and Reorganization and a related   Addendum (together the “Merger Agreement”) to acquire Industrial Systems, Inc. ("ISI"). ISI, founded in 1991 and based in Delta, Colorado, provides turn-key engineering procurement and construction services to the mining, energy and natural resources industries throughout the United States. The Merger Agreement calls for FFFC to acquire 100% of the outstanding securities of ISI in an all stock tax-free exchange, whereby the existing stockholders of ISI will own approximately 80% of the Company's common stock at closing of the transaction. Completion of the transaction is subject to FFFC having no liabilities on its balance sheet unless mutually agreed upon, as well as further due diligence by each party, and other customary pre-closing conditions.  The Company was not able to meet the conditions to close the transaction and Merger Agreement expired. However, ISI and the Company on March 9, 2010 re-signed the Merger Agreement under similar terms and conditions and expired on June 30, 2010.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

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

SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

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

Net loss per share:

Net loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants and common stock underlying convertible promissory notes at June 30, 2010 and 2009 were 2,213,824 and 5,337,898, respectively, and are not considered in the calculation for the three and six months ended June 30, 2010 and 2009, as the impact of the potential common shares would be to decrease loss per share.  Therefore, diluted loss per share for the three and six months ended June 30, 2010 and 2009 is equivalent to basic loss per share.

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

SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

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

Notes and interest receivable at June 30, 2010 and December 31, 2009, consist of the following:

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

3.	Notes and interest receivable (continued):

	June 30,	December 31,
	2010	2009

Note receivable, ISI; interest at 6%; matured April 2007; currently in default	$50,000	$50,000

Note receivable (Denaris) from Paymaster Jamaica (see Redemption Agreement) (Note 1); interest at 10%, collateralized by a pledge of Paymaster Jamaica common shares by Paymaster Jamaica's president; note matured August 15, 2008; payments of interest only due semi-annually beginning August 15, 2003 through maturity; a valuation allowance of $250,000 has been recorded against this receivable at June 30, 2010 and December 31, 2009	339,575	339,575

Note receivable from Coast ATM, LLC; interest at 10%; matured November 2005; currently in default; a valuation allowance of $50,000 has been recorded against this receivable at June 30, 2010 and December 31, 2009; is in default and non-performing	50,000	50,000

	439,575	439,575
Less current maturities	(139,575)	(139,575)

Notes and advances receivable, net of current portion, before valuation allowance	300,000	300,000
Less valuation allowance	(300,000)	(300,000)

Notes receivable, long-term	$-	$-

4.	Accrued liabilities:

Accrued liabilities at June 30, 2010 and December 31, 2009 were $2,416,554 and $2,053,121, respectively, and were comprised of:

	2010	2009

Legal fees	$385,607	$355,606
Interest	1,341,548	1,106,349
Accounting fees	13,458	14,258
Consultants and advisors	317,550	240,150
Director’s fees	166,659	154,159
Registration rights	98,013	98,013
Other	93,719	84,586

	$2,416,554	$2.053,121

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

5.	Promissory notes, including related and current portions of long-term debt:

Promissory notes, including related parties and current portions of long-term debt at June 30, 2010 and December 31, 2009, consist of the following:

	June 30,	December 31,
	2010	2009

Promissory notes payable:

Various, including related parties of $602,075 (2010) and $532,872 (2009), interest rate ranging from 8% to 10%	$674,600	$638,597

Notes payable; interest rates ranging from 9% to 15%; interest payable quarterly; the notes are unsecured, matured on February 28, 2008; currently in default and past due [A]	2,090,719	2,090,719

	$2,765,319	$2,729,316

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

The chairman of the board of the Company has personally guaranteed up to $1 million of the Restructured Notes and two other non-related individuals each guaranteed $500,000 of the Restructured Notes.  In consideration of their guarantees the Company granted warrants to purchase a total of 1,600,000 shares of common stock of the Company at an exercise price of $0.50 per share.  The warrants were exercisable through March 2010, and have now expired.  The warrants were valued at $715,200 using the Black-Scholes option pricing model and have been amortized over the one-year term of the Restructured Notes.

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

SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

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

Guaranty:

Future approximate minimum lease payments due under this lease as of June 30, 2010, are as follows:

Year ending December 31,	Amount

2010	10,800

$ 10,800

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

6.	Commitments and contingencies (continued):

Consulting agreements:

In conjunction with the Asset Sale, a former FFFC director and Chex officer signed a five-year non-compete agreement with the buyer and also signed a release, waiving his right to any future commissions that he was previously entitled to.  The Company agreed to compensate the officer $100,800 annually, over the five-year term of the non-compete agreement.  Such compensation is to be applied to reduce the loan and interest receivable due from the officer (Note 7).  If the officer breaches his non-compete agreement, the officer is no longer entitled to compensation and will be liable for any amount remaining on the loan.  During the six months ended June 30, 2010 and 2009, the Company recorded consulting expenses of $50,400 and the note receivable from an officer has been reduced by $50,400, for the six months ended June 30, 2010.

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

HPI Stock Price Guaranty:

In May 2006, HPI and the Company negotiated a settlement regarding convertible notes with a face value of $200,000 issued by the Company, whereby HPI issued 180,000 shares of its common stock. In connection with the Settlement Agreement, a Stock Sale and Lock-up Agreement, Registration Agreement and an Escrow Agreement were also entered into (the “Agreements”).   Terms of the Agreements stipulate a price protection clause whereby the Company under certain circumstances must reimburse the former debt holders if the market price of the HPI common stock issued to them in the settlement is below $4.00 per share at the time they sell the stock.  As a result, the Company has recorded a derivative liability due to the debt holders at June 30, 2010 and December 31, 2009 of $648,000.

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

SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

7.	Stockholders’ equity deficiency (continued):

Notes, advances and interest receivable from related parties (continued):

Disclosure in Financial Statements of Subsidiaries, Divisions or Lessor Business Components of Another Entity, certain expenses paid by the Company on behalf of HPI have been charged to the receivables.

The following table summarizes the activity for the year ended December 31, 2009 and for the three months ended June 30, 2010:

	June 30,	December 31,
	2010	2009

Beginning principal balances	$152,566	$253,366
Consulting fees applied to officer receivable	(50,400)	(100,800)

Ending principal balances [A]	$102,166	$152,566

[A]                 The principal balance at June 30, 2010 and December 31, 2009 are all due from a former Chex officer.

Warrants and options:

The Company did not issue any warrants or options for the six months ended June 30, 2010.  A summary of outstanding warrant balances at January 1, and June 30, 2010 is as follows:

	Warrants	Weighted-Average exercise price	Weighted- Average grant date fair value

Outstanding at January 1, 2010	4,033,824	$ 0.39	$0.34
Expired	(2,150,000)	0.50	0.46

Outstanding at June 30, 2010	1,883,824	$ 0.25	$0.12

Options are generally granted with an exercise price equal to the Company’s market price of its common stock on the date of the grant and vest immediately upon issuance.  All options outstanding at June 30, 2010 are fully-vested and exercisable.  A summary of outstanding balances at January 1, and June 30, 2010 is as follows:

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

7.   Stockholders’ equity deficiency (continued):

Warrants and options (continued):

	Options	Weighted-Average exercise price	Weighted-Average remaining contractual life	Aggregate intrinsic value

Outstanding at January 1 and June 30,2010	330,000	$ 1.03	5.73	$ -

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

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2009 and 2008.  The financial statements presented for the three and six months ended June 30, 2010 and 2009 include FFFC and its wholly-owned subsidiaries, which primarily reflect the operations of Chex through the date of the Asset Sale.

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

The Company’s financial statements for the three and six months ended June 30, 2010 and the year ended December 31, 2009 have been prepared on a going concern basis, which contemplates the realization of its remaining assets and the settlement of liabilities and commitments in the normal course of business.  The Company has incurred significant losses since its inception and has a working capital deficit of approximately $8,950,000 and an accumulated deficit of approximately $21,430,000 as of June 30, 2010.  Moreover, it presently has minimal ongoing business operations or sources of revenue, and little available resources with which to obtain or develop new operations.

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

In May 2008, FFFC signed an Agreement and Plan of Merger and Reorganization and a related   Addendum (together the “Merger Agreement”) to acquire Industrial Systems, Inc. ("ISI"). ISI, founded in 1991 and based in Delta, Colorado, provides turn-key engineering procurement and construction services to the mining, energy and natural resources industries throughout the United States. The Merger Agreement calls for FFFC to acquire 100% of the outstanding securities of ISI in an all stock tax-free exchange, whereby the existing stockholders of ISI will own approximately 80% of the Company's common stock at closing of the transaction. Completion of the transaction is subject to FFFC having no liabilities on its balance sheet unless mutually agreed upon, as well as further due diligence by each party, and other customary pre-closing conditions.  The Company was not able to meet the conditions to close the transaction and Merger Agreement expired. ISI and the Company on March 9, 2010 re-signed the Merger Agreement under similar terms and conditions, however that agreement expired on June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2010, net cash used in operating activities was $34,904 compared to $76,428 for the six months ended June 30, 2009.  Net loss was $218,308 and $440,381 for the three and six months ended June 30, 2010 compared to $2,736,453 and $2,991,780 for the three and six months ended June 30, 2009. The net loss in each of the three and six month periods includes non-cash expenses of approximately $25,200 and $50,400, respectively, related to amortization. The three and six months ended June 30, 2009 included litigation contingency expenses of $2,434,922.

There was no cash provided by or used in investing activities for the six months ended June 30, 2010, and 2009.

Net cash provided by financing activities for the six months ended June 30, 2010 was $34,746 compared to $76,550 for the six months ended June 30, 2009.  The activity for the six months ended June 30, 2010 is the Company received net proceeds of $71,003 on the issuance of notes payable, and repaid $35,000 of notes payable. For the six months ended June 30, 2009, the Company received proceeds of $80,150 on the issuance of notes payable, and repaid $3,600 of notes payable.

For the six months ended June 30, 2010, cash and cash equivalents decreased by $158 compared to an increase of $122 for the six months ended June 30, 2009.  Ending cash and cash equivalents at June 30, 2010 was $263 compared to $1,334 at June 30, 2009.

We have limited cash and cash equivalents on hand and need to raise funds to continue to be able to support our operating expenses and to meet our other obligations as they become due.  Sources available to us that we may utilize include the sale of our or HPI’s equity securities, as well as the exercise of outstanding options and warrants, which may cause dilution to our stockholders.

REVENUES

Total revenues for the three and six months ended June 30, 2010 were $11,569 and $27,253 compared to $14,337 and $28,564 for the three and six months ended June 30, 2009.  Revenues in all periods consist of credit card income on Nova’s remaining portfolio.

OPERATING EXPENSES

Operating expenses for the three months and six months ended June 30, 2010 were $13,639 and $26,048 compared to $12,308 and $26,582 for the three and six months ended June 30, 2009. Expenses were primarily comprised of costs related to third party servicing fees of Nova’s remaining credit card portfolio.

CORPORATE OPERATING EXPENSES

Corporate operating expenses for the three and six months ended June 30, 2010 were $98,099 and $206,657 compared to $187,158 and $325,068 for the three and six months ended June 30, 2009. The expenses were comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Stock based compensation	$-	$82,095	$-	$82,095
Accounting, legal and consulting	92,650	94,016	193,452	212,660
Other	5,449	11,047	13,205	30,313

	$98,099	$187,158	$206,657	$325,068

For the three and six months ended June 30, 2010 and 2009 corporate operating expenses are primarily related to FFFC.

Accounting, legal and consulting expenses decreased for the three and six months ended June 30, 2010 compared to the three months ended March 31, 2009. The decrease in the current period was primarily a result of decreases in legal fees.  FFFC has consulting agreements with two officers who provide various consulting services to the Company. These continuing agreements require the Company to pay approximately $13,000 per month.

Other costs included in corporate operating expenses decreased for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009.

OTHER INCOME (EXPENSE)

Other expenses, net for the three months and six ended June 30, 2010 were $118,139 and $235,199 compared to $2,551,324 and $2,668,780 for the three and six months ended June 30, 2009.  Other expenses in the three and six months ended June 30, 2009 included $2,434,922 related to litigation contingency expenses.

INCOME TAX EXPENSE

There was no income tax expense for the three and six months ended June 30, 2010 and 2009.

CONTRACTUAL OBLIGATIONS

No material changes outside the ordinary course of business during the quarter ended June 30, 2010.

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

The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiary are exposed relate to the market prices of common stock of HPI and the Company. The Company has only fixed rate debt at June 30, 2010 and December 31, 2009.

	June 30,	December 31,
	2010	2009

Derivative liabilities (1)	$648,000	$648,000

	$648,000	$648,000

(1)
The Company has given a price guaranty under certain circumstances to former noteholders on the value of 180,000 shares of HPI common stock they received in a settlement of $4.00 per share.  At December 31, 2008 and September 30, 2009, the common stock had a market value of $0.  Accordingly, as of June 30, 2010 the Company has recorded a liability of $648,000.

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

Although this material weakness over preparation of the financial statements and related disclosures existed at the end of the quarter described in this report, the consolidated financial statements in this quarterly report on Form 10-Q fairly present in all material respects, our financial condition as of June 30, 2010 in conformity with GAAP.

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

Changes in Internal Control over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  The material weakness in our internal control over financial reporting described above for the year ended December 31, 2009 (absence of adequate segregation of duties) continues unremediated, due to our limited resources and employees.

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

FastFunds Financial Corporation
(Registrant)

Date: August 16, 2010	By: /s/ Barry Hollander
Barry Hollander
Acting Chief Executive Officer
Principal Executive Officer and
Principal Accounting Officer