Form 10-K
period 2010-12-31
FASTFUNDS FINANCIAL CORP
filed 2011-04-15
CIK 779956

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 X .          ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: DECEMBER 31, 2010

     .          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

COMMON STOCK, $.001 PAR VALUE

(Title of Class)

___________________________________________________________________________________________________

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes      . No  X .

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.      .

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days: Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:      .

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer:

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes      . No  X .

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $845,000 based on the last sale price of the Registrant's common stock as of the last business day of the Registrants’ most recently completed second fiscal quarter, ($0.13 per share as of June 30, 2010) as reported on the Over-the-Counter Bulletin Board.

The Registrant had 10,212,456 shares of common stock outstanding as of March 31, 2011.

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

After the closing of the Redemption Agreement, HPI held 3,500,000 shares of FFFC common stock, constituting approximately 34.3% of FFFC’ s outstanding common stock at December 31, 2010.  These shares have been pledged as collateral on certain notes of HPI.  During 2008, as a result of the assumption of this debt by HPI Partners, LLC., (“HPIP”) and the subsequent foreclosure by the debt holders upon HPIP, HPIP owns the 3.5 million shares.  The principal managers of HPIP are Messrs. Fong and Olson.  As of December 31, 2010, we held 1,541,858 shares of HPI common stock, constituting approximately 5.2% of HPI common stock.  Pursuant to the Redemption Agreement, the Company and HPI each provided the other certain registration rights relating to the common stock of such party held by the other party.

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

   On March 25, 2010 the Defendants and Plaintiffs entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”).  Pursuant to the Settlement Agreement, which was approved by the receiver and the Court on September 23, 2010, the Defendants and Plaintiffs have agreed to release each other from the claims and to have no further suits against each other.  Additionally, the Defendants have agreed to assign to the Receiver for the benefits of the Plaintiffs any and all rights, including but not limited to insurance payments and settlements for any and all officers and directors liability insurance policies.

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

(c)

Narrative description of business.

Nova was formed to design, market and service credit card products aimed at the sub-prime market consisting mainly of consumers who may not qualify for traditional credit card products. Nova processes payments on a single remaining portfolio which provides the company with limited operations.  Nova continues to receive residual payments on approximately 300 cards still active in the Merrick Bank portfolio at December 31, 2010. The Merrick Bank portfolio should continue to see a decline in active accounts in 2011.

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

In January 2006, we sold substantially all of our operating business, owned by Chex, to Game Financial Corporation.  The Company currently has a limited operating business and therefore limited revenues.  In addition, we have posted significant losses in each of our past two fiscal years including $3,562,393 for the year ended December 31, 2009 and $875,389 for the year ended December 31, 2010.  As a result, any investment in the Company must be considered purely speculative.

The Company’s balance sheet contains certain notes payable, which are currently in default/were due February 28, 2008.

Chex previously relied on promissory notes (the “Notes”) issued to private investors to provide operating capital for its business.  As of December 31, 2010, the balance of the Notes was $2,090,719.  These Notes were due in February 2007 and at that time the Company renewed $283,000 of the Promissory Notes on the same terms and conditions as previously existed.  The Company has failed to pay interest and the principal amount of these notes. The Company received complaints filed from several of these note holders.  The Company has not responded to these complaints and accordingly the plaintiffs were awarded default judgments.   In April 2007 the Company, through a financial advisor, restructured $1,825,000 of the Notes (the “Restructured Notes”).  The Restructured Notes carry a stated interest rate of 15% and matured on February 28, 2008.  The Company has not paid the interest on the Notes since June 30, 2007 and did not repay the Notes on their maturity date and does not currently have sufficient capital to repay the Notes.  In January 2008, the Company and the three guarantors received a complaint filed by the financial advisor (acting as agent for the holders of the Restructured Notes) and the holders of the Restructured Notes.  The claim is seeking $1,946,250 plus per diem interest beginning January 22, 2008 at the rate of twenty percent (20%) per annum plus $37,000 due the financial advisor for unpaid fees.  The court has ruled in favor of a motion for summary judgment filed by certain of the plaintiffs and a   judgment has been entered in the total amount of $2,487,250 in principal and interest on the notes, $40,920 in related claims and $124,972 in attorney’s fees and expenses.  The judgment was entered on August 18, 2009. The Company has not made any payments of principal or interest since the judgment.

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

We may require additional financing to complete any merger, but we are uncertain whether such financing will be available to us.

We will require additional capital to continue or to expand our business plans.  We have not identified any potential candidate business with which to merge, therefore, we cannot be certain that business will have revenues from operations that will generate cash flow sufficient to finance our operations and growth thereafter.  In addition, we require additional financing to complete any potential merger to eliminate our current debt, or for working capital purposes to operate our business both now, and in the future, including any operations following a successful acquisition, if any.

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

There are currently outstanding securities convertible into or exchangeable for an aggregate of 2,213,824 shares of our common stock which, if converted or exchanged, will substantially dilute our existing stockholders.

The Company currently has outstanding notes and securities convertible into or exchangeable for an aggregate of 2,213,824 shares of common stock under certain conditions.  In addition, the effective conversion and exercise prices of such securities significantly lower than the current market value of our common stock.  If these securities are converted into or exchanged for common stock, their issuance would have a substantial dilutive effect on the percentage ownership of our current stockholders.  These securities consist of:  (i) options to purchase 330,000 shares of our common stock at an average purchase price of $1.03 per share; and (ii) warrants to purchase an aggregate of 1,883,824 shares of our common stock at a weighted average purchase price of $0.25 per share.

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

ITEM 2.

PROPERTIES.

FastFunds leases approximately 1,300 square feet for its executive office in West Palm Beach, Florida, which is adequate for its current needs. The current minimum lease payment is approximately $1,800 per month through January 31, 2011, when it expired. Subsequent to January 31, 2011 the lease is on a monthly basis with either party having the right to terminate the lease with 60 days notice. Pursuant to the terms of the lease, FastFunds is also responsible for its pro-rata share of taxes, operating expenses and improvement costs.

ITEM 3. LEGAL PROCEEDINGS.

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters may have a material adverse impact either individually or in the aggregate on our consolidated results of operations, financial position or cash flows.

In January 2008 the Company and three guarantors received a complaint filed by Grace Capital, LLC (as agent) and individual noteholders in the Fourth Judicial District in the County of Hennepin, in the State of Minnesota.  The complaint seeks payment of principal and interest of $1,946,250 as of January 22, 2008, plus default per diem interest at the rate of twenty percent (20%) per annum and $37,000 for unpaid fees to Grace Capital, LLC. The court has ruled in favor of a motion for summary judgment filed by certain of the plaintiffs and had a  judgment entered in the total amount of $2,487,250 in principal and interest on the notes, $40,920 in related claims and $124,972 in attorney’s fees and expenses.  The judgment was entered on August 18, 2009.

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

Quarter Ended	High	Low
2010
March 31, 2010	$0.18	$0.06
June 30, 2010	$0.15	$0.06
September 30, 2010	$0.13	$0.04
December 31, 2010	$0.10	$0.04

Quarter Ended	High	Low
2009
March 31, 2009	$0.04	$0.015
June 30, 2009	$0.19	$0.02
September 30, 2009	$0.26	$0.04
December 31, 2009	$0.16	$0.04

(b)

Holders.

The number of record holders of our common stock as of March 28, 2011 was 145 according to our transfer agent. This figure excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name.

(c)

Dividends.

FastFunds has not declared nor paid cash dividends on our common stock during the previous two fiscal years, nor do we anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings to fund our limited operations.

(d)

Securities Authorized for Issuance Under Equity Compensation Plans.

We have the following securities authorized for issuance under our equity compensation plans as of December 31, 2010, including options outstanding or available for future issuance under our 2004 Stock Option Plan.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan
	(a)	(b)	(c)

Equity compensation plans not approved by security holders	330,000	$1.03	1,345,000

Total	330,000	$1.03	1,345,000

Recent Sales of Unregistered Securities

None.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2009 and 2008. The financial statements presented for the year ended December 31, 2010 and 2009 include FastFunds, Chex, Collection Solutions, FastFunds International Limited, Key, Nova and Denaris.

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

The Company’s financial statements for the year ended December 31, 2010 have been prepared on a going concern basis, which contemplates the realization of its remaining assets and the settlement of liabilities and commitments in the normal course of business.  The Company has incurred significant losses since its inception and has a working capital deficit of $9,303,825, and an accumulated deficit of $21,834,858 as of December 31, 2010.  Moreover, it presently has limited business operations or sources of revenue, and little available resources with which to obtain or develop new operations.

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

(a)

Liquidity and Capital Resources

For the year ended December 31, 2010, net cash used in operating activities was $32,310 compared to $141,322 for the year ended December 31, 2009.  Net loss for the year ended December 31, 2010 was $844,877 compared to a net loss of $3,562,393 for the year ended December 31, 2009. Included in the 2009 loss was a litigation contingency of $2,484,922. The net loss for 2009 included selling general and administrative expenses of $616,692 compared to $380,366 in 2010 and interest expense of $465,685 in 2009 compared to $472,750 in 2010. The 2009 non cash adjustments to the net loss included the litigation contingency of $2,484,922 as well as stock based compensation of $82,095 and depreciation and amortization for 2010 and 2009 was $100,800.

.

Cash provided by financing activities for the year ended December 31, 2010 was $33,934 compared to $141,207 for the year ended December 31, 2009.  During the year ended December 31, 2010, the Company issued $102,603 of notes payable and repaid $67,412 of notes payable. In 2009, the Company issued $143,550 of notes payable and repaid $3,600 of notes payable.

For the year ended December 31, 2010, net cash increased $1,624 compared to a net cash decrease of $115 for the year ended December 31, 2009.  Ending cash at December 31, 2010, was $2,045 compared to $421 at December 31, 2009.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements.  This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements.  This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  We are currently evaluating the impact of this ASU, however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310):  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The ASU amends FASB Accounting Standards Codification Topic 310, Receivables, to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses.  As a result of these amendments, an entity is required to disaggregate, by portfolio segment or class of financing receivables, certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses.  This ASU is effective for interim and annual reporting periods ending on or after December 15, 2010.  The adoption of this standard may require additional disclosures, but we do not expect the adoption to have a material effect on our consolidated financial statements.

On December 21, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-29, which impacts any public entity that enters into business combinations that are material on an individual or aggregate basis. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenues and earnings of the combined entity as though the business combination(s) that occurred during the year had occurred at the beginning of the prior annual period when preparing the pro forma financial information for both the current and prior reporting periods. The guidance also requires that pro forma disclosures be accompanied by a narrative description regarding the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in reported pro forma revenues and earnings. This guidance is effective for business combinations consummated in periods beginning after December 15, 2010.  We do not believe the adoption of this guidance will have a material impact on our Consolidated Financial Statements.

Results of operations

Results of continuing operations for the year ended December 31, 2010 vs. December 31, 2009

REVENUES

Total revenues for 2010 were $53,104 compared to $54,930 for 2009.  Revenues for the year ended December 31, 2010 and 2009 consist of credit card income on Nova’s remaining credit card portfolio.

OPERATING EXPENSES

Operating expenses were $44,865 for the year ended December 31, 2010 compared to $50,024 for 2009.  The operating expenses for the year ended December 31, 2010 and 2009 primarily consisted of expenses related to third party servicing fees of Nova’s remaining credit card portfolio.

CORPORATE OPERATING (INCOME) EXPENSES

Corporate operating expenses for 2010 were $380,366 and $616,692 for 2009. The expenses were comprised of the following:

	2010	2009
Salaries and benefits	$--	$8,516
Stock-based compensation	--	82,095
Accounting, legal and consulting	349,096	486,226
Other	31,270	39,855

	$380,366	$616,692

Salaries and related costs decreased in 2010 compared to the year ended December 31, 2009 as the Company had no employees as of March 15, 2009.

Accounting, legal and consulting expenses decreased for the year ended December 31, 2010. The decrease was primarily as a result of decreases in legal fees associated with certain law suits the Company defended in 2009. Current expenses include consulting expenses of $10,000 and $3,000 per month being accrued for services provided by the Acting CEO and corporate secretary respectively, as well as $25,000 accrued annually for Director fees. Consulting costs for both periods, includes $100,800 of amortization expense related to a consulting agreement with a former officer of Chex.

Other costs included in corporate operating expenses decreased for the year ended December 31, 2010 compared to the year ended December 31, 2009. The expenses are mostly comprised of rent $23,058 (2010) and $33,863 (2009) and telephone $3,999 (2010) and $4,723 (2009).

In April 2009, the Company issued 2,038,114 shares of common stock to previous holders of the Company’s convertible debentures.  The Company issued the shares in consideration of the delay in delivering registered shares of common stock upon notice from the debenture holders.  The shares were valued at $0.02 per share (the market value of the common stock), and accordingly the Company recorded $40,762 as stock compensation expense for the year ended December 31, 2009.  Also included in stock compensation expense for 2009 were warrants issued to purchase 1,447,618 shares of common stock.  The warrants have an exercise price of $0.03 per share, and 1,047,618 warrants expire in April 2010 and 400,000 warrants expire April 2011. The Company recorded $41,333 of stock compensation expense for the issuance of the warrants.

OTHER INCOME (EXPENSE)

Other expense, net for the year ended December 31, 2010 was $472,750 compared to expenses of $2,950,607 for the year ended December 31, 2009. The 2009 period included $2,484,922 of litigation contingency expense. Interest expense for the year ended December, 2010 and 2009 is summarized as:

	2010	2009

Notes payable, other	$432,486	$437,021
Notes payable, related parties	40,264	28,664

	$472,750	$465,685

INCOME TAX EXPENSE

There was no income tax expense recorded for the years ended December 31, 2010 and 2009.

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

The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed relate to interest rates on debt. The Company has only fixed rate debt. The Company has $2,795,019 of debt outstanding as of December 31, 2010, of which $2,090,719 has been borrowed at fixed rates ranging from 10% to 15%. This fixed rate debt is subject to renewal quarterly or annually and was due February 28, 2008.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements are listed under Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

N/A

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Acting Chief Executive Officer (the "CEO") who is also the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO /CFO has concluded that as of December 31, 2010 disclosure controls and procedures, were effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(a)(b)(c)

Identification of directors, executive officers and certain significant persons

Name	Age	Offices Held	Length of service
Henry Fong	75	Chairman	Since June 2004
Thomas B. Olson	44	Secretary	Since June 2004
Barry Hollander	53	Acting Chief Executive Officer	Since January 2007

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

(d)

Family relationships.

Not applicable.

(e)

Business experience.

HENRY FONG

Mr. Fong became the Company’s chairman upon the effectiveness of the Merger.  Mr. Fong has served in a variety of roles for other public corporations. Mr. Fong has been President and a Director of China Nuvo Solar Energy, Inc. (“China Nuvo”) since March 2002. China Nuvo is an alternative energy company that is publicly traded.  Mr. Fong has been president and a director of Alumifuel Power Corporation, (“Alumifuel”) formerly, Inhibiton Therapeutics, Inc. since its inception in May 2004.  Alumifuel is a publicly held company developing hydrogen generation products. Mr. Fong has been the president, CEO and director of Techs Loanstar, Inc., (“Techs”) since February 2010.  Techs’ is a publicly traded company in the social network industry and has been the president, treasurer and a director of Hydrogen Power, Inc., formerly Equitex, Inc. from its inception in January 1983 to January 2007. Mr. Fong has been president and a director of Equitex 2000, Inc. since its inception in 2001. From 1959 to 1982 Mr. Fong served in various accounting, finance and budgeting positions with the Department of the Air Force. During the period from 1972 to 1981 he was assigned to senior supervisory positions at the Department of the Air Force headquarters in the Pentagon. In 1978, he was selected to participate in the Federal Executive Development Program and in 1981, he was appointed to the Senior Executive Service. In 1970 and 1971, he attended the Woodrow Wilson School, Princeton University and was a Princeton Fellow in Public Affairs. Mr. Fong received the Air Force Meritorious Civilian Service Award in 1982. Mr. Fong has passed the uniform certified public accountant exam. In March 1994, Mr. Fong was one of twelve CEOs selected as Silver Award winners in FINANCIAL WORLD magazine’s corporate American “Dream Team.”

THOMAS B. OLSON

Mr. Olson became the Company’s secretary upon the effectiveness of the Merger.  Mr. Olson also served as secretary of Equitex from January 1988 to April 2007, and has been a director of Chex since May 2002. From March 2002 through his resignation on December 15, 2010 Mr. Olson had been the secretary of China Nuvo Solar Energy, Inc., a publicly traded alternative energy company. Mr. Olson has been Secretary of Equitex 2000, Inc. since its inception in 2001. Mr. Olson has been secretary of Alumifuel since its inception in May 2004.  Mr. Olson has attended Arizona State University and the University of Colorado at Denver.

BARRY HOLLANDER

Mr. Hollander has been our Acting Chief Executive Officer since January 2007.  Mr. Hollander has been the Chief Financial Officer of China Nuvo Solar Energy, Inc. since May 2002 and the Chief Financial Officer of Techs’ since February 2010. Mr. Hollander has a BS degree from Fairleigh Dickinson University and passed the uniform certified public accountant exam.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater-than-10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  We believe that during 2010, based solely on a review of the copies of such forms furnished to us during 2010 and written representations from the executive officers, directors and greater-than-10% beneficial owners of our common stock, have complied with all Section 16 filing requirements.

CODE OF ETHICS

We have adopted a Code of Ethics for our senior financial management, which includes our chief executive officer and chief financial officer as principal executive and accounting officers, that has been filed as an exhibit to this report.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Equity Compensation

Mr. Barry Hollander became Acting Chief Executive Officer in January 2007, filling a vacancy.  Prior to that appointment, Mr. Hollander was providing functions related to accounting, finance and general operations of the Company as a consultant.  Pursuant to the Board of Directors resolution, The Company has been accruing a monthly management fee for Mr. Hollander of $10,000 per month and is paid when cash flow is available. During the year ended December 31, 2010 Mr. Hollander received $3,000. As of December 31, 2010, Mr. Hollander is owed $261,400 for these services.

Cash Incentive Bonuses

We had no cash incentive bonus program in effect for 2010.

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

We currently have no benefit plan.

Summary Compensation Table

The following table sets forth information regarding compensation paid to our officers during the years ended December 31, 2010 and 2009:

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(i)	(j)
Barry Hollander (1) Acting Chief Executive Officer	2010 2009	$0 $0	$0 $0	$120,000 $120,000	$120,000 $120,000

(1)

Mr. Hollander became the acting chief executive officer on January 2, 2007 to fill a vacancy and the Company accrued fees of $10,000 per month during 2010 and 2009. During the year ended December 31, 2010 Mr. Hollander received payments of $3,000. Included in accrued liabilities related parties at December 31, 2010 is $261,400.

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

Director Compensation

The following table shows the compensation earned by each of our non-officer directors for the year ended December 31, 2010.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Henry Fong	$25,000						$25,000

(1)

Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2010 in accordance with SFAS 123(R) of stock option awards, and may include amounts from awards granted in and prior to fiscal year 2008.  Assumptions used in the calculation of this amount for employees are identified in Note 2 to our annual financial statements for the year ended December 31, 2010 included elsewhere in this Annual Report.

The 2010 amounts were not paid and are included in accrued expenses on the 2010 balance sheet.  In September 2005 the Board of Directors of the Company authorized a new compensation plan to all Directors of the Company, which includes the grant of 30,000 options to each director on an annual basis, as well as annual compensation of $25,000 to each director, to be paid in monthly installments. Beginning with the monthly fee due September 1, 2006, the Board of Directors temporarily suspended the monthly payment and accordingly, at December 31, 2010, $179,159 is included in accrued liabilities representing the total amount that remains unpaid in the aggregate.  Additionally, members of the board of directors receive reimbursement for expenses incurred in attending board meetings or for other services related to their responsibilities as board members.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a) Security Ownership of Certain Beneficial Owners and Security Ownership of Management.

The following table contains information at March 31, 2011, as to the beneficial ownership of shares of our common stock by each person who, to our knowledge at that date, was the beneficial owner of five percent or more of the outstanding shares of the class, each person who is a director or a named executive officer of the Company under the summary compensation table and all persons as a group who are current executive officers and directors, and as to the percentage of outstanding shares so held by them at March 31, 2011. The number of shares beneficially held is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Including the number of shares below does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of the shares.

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

(2)

As of March 28, 2011, 10,212,456 shares of our common stock were outstanding.

(c)

Changes in control. None

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

Indebtedness of management.

Mr. James Welbourn, one of the Company’s former directors (resigned January 2, 2007) has a note payable to the Company at December 31, 2010 in the amount of $51,766, which is presented as a reduction of stockholders’ equity in the Company’s balance sheet as of December 31, 2010.  In conjunction with the Asset Sale, the Company agreed to compensate the director $100,800 annually in consideration of a five year non-compete agreement and a release, whereby the director waived his right to future commissions that he was previously entitled to.  Such compensation is being applied to reduce the note payable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

R.R. Hawkins & Associates International PC (“Hawkins”) served as our independent registered public accounting firm for December 31, 2010 and 2009.

Audit Fees

Fees billed and expected to be billed by Hawkins for audit services related to the year ended December 31, 2010 and 2009 were approximately $7,000, respectively, which includes out-of-pocket costs incurred in connection with these services.

Audit-Related Fees

Fees billed by Hawkins for audit-related services related to the years ended December 31, 2010 were approximately $0.

Tax Fees

Fees billed and expected to be billed by Hawkins for tax return preparation services related to the year ended December 31, 2010 were approximately $0.

All Other Fees

The Company incurred no other fees to Hawkins for 2010 and 2009.

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

Date: April 15, 2011	FASTFUNDS FINANCIAL CORPORATION (Registrant)
By /S/ BARRY HOLLANDER
Acting Chief Executive Officer Principal Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 15, 2011	/S/ BARRY HOLLANDER
Barry Hollander, Acting Chief Executive Officer

Date: April 15, 2011	/S/ HENRY FONG
Henry Fong, Director

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 2010 and 2009

F-1

Board of Directors

FastFunds Financial Corp.

West Palm Beach, FL

Report of Independent Registered Public Accounting Firm

We have audited the consolidated balance sheet of FastFunds Financial Corp. as of December 31, 2010 and the related statements of operations, stockholders’ equity and cash flows for the year ending December 31, 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FastFunds Financial Corp. as of December 31, 2010, the results of operations, stockholders’ equity and its cash flows for the year ended December 31, 2010 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ R.R. Hawkins & Associates International, a PC

April 14, 2011

Los Angeles, CA

Corporate Headquarters

5777 W. Century Blvd. , Suite No. 1500

Los Angeles, CA 90045

T: 310.553.5707  F: 310.553.5337

www.rrhawkins.com

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2010 and 2009

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$2,045	$421
Accounts receivable, net of allowance of $165 (2010) and $8,916 (2009)	68,974	73,223
Current portion of notes and advances receivable (Note 3)	139,575	139,575
Other current assets	213	4,213

Total current assets	210,807	217,432

Accounts receivable	105,000	105,000
Intangible and other assets	200	200

	105,200	105,200

	$316,007	$322,632

LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

Current liabilities:
Cash overdraft	$-	$1,257
Accounts payable	777,141	785,563
Due to HPI	75,000	75,000
Accrued expenses, including related parties $569,459 (2010) and $383,116 (2009) (Note 4)	2,765,062	2,053,121
Promissory notes and current portion of long-term debt (Note 5), including related parties of $498,963 (2010) and $430,572 (2009)	2,764,507	2,729,316
Litigation contingency (Note 6)	2,484,922	2,484,922
Derivative liabilities (Notes 5 and 7)	648,000	648,000

Total current liabilities	9,514,632	8,777,179

Commitments and contingencies (Notes 4, 5, 6 and 7)

Stockholders' equity deficiency (Note 8):
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding
Common stock, $.001 par value; 250,000,000 shares authorized; 19,129,800 shares issued and 10,212,456 shares outstanding	19,130	19,130
Additional paid-in capital	17,216,715	17,216,715
Notes, advances and interest receivable, related parties	(51,766)	(152,566)
Common treasury stock at cost; 8,917,344 shares	(4,547,845)	(4,547,845)
Accumulated deficit	(21,834,858)	(20,989,981)

Total stockholders' equity deficiency	(9,198,625)	(8,454,547)

	$316,007	$322,632

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2010 and 2009

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2010 and 2009

	2010	2009

Fee revenue, net	$53,104	$54,930

Operating expenses:
Processing fees	42,107	45,840
Returned checks (collected)	(6,951)	(10,565)
Other	9,709	14,749

Total operating expenses	44,865	50,024

Gross profit	8,239	4,906

Selling, general and administrative	279,566	515,892
Depreciation and amortization	100,800	100,800
Loss from operations	(372,127)	(611,786)

Other income (expense):
Litigation contingency	-	(2,484,922)
Interest expense including related party interest of $28,864
(2010) and $17,446 (2009)	(472,750)	(465,685)
Total other expense	(472,750)	(2,950,607)

Net loss	$(844,877)	$(3,562,393)

Net loss per share	$(0.08)	$(0.37)

Weighted average number of common shares outstanding
Basic and diluted	10,212,456	9,670,820

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2010 and 2009

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY DEFICIENCY
YEARS ENDED DECEMBER 31, 2010 and 2009

				Notes,
				advances and			Total
			Additional	and interest	Common		stockholders'
	Common stock		paid-in	receivable,	stock	Accumulated	equity
	Shares		capital	related parties	treasury	deficit	deficiency

Balances, January 1, 2008	16,248,851	$16,249	$16,580,624	$ (354,166)	$(4,547,845)	$(16,065,512)	$(4,370,650)
Decrease in notes and advances receivable due from related parties, net (Note 7)	-	-	-	100,800	-	-	100,800

Issuance of common stock in satisfaction of convertible debentures, derivative liability and accrued interest	842,835	843	556,034	-	-	-	556,877

Net loss	-	-	-	-	-	(1,362,076)	(1,362,076)

Balances, December 31, 2008	17,091,686	17,092	17,136,658	(253,366)	(4,547,845)	(17,427,588)	(5,075,049)

Decrease in notes and advances receivable due from related parties, net (Note 7)	-	-	-	100,800	-	-	100,800

Issuance of common stock and warrants to debenture holders	2,038,114	2,038	80,057	-	-	-	82,095

Net loss	-	-	-	-	-	(3,562,393)	(3,562,393)

Balances, December 31, 2009	19,129,800	19,130	17,216,715	(152,566)	(4,547,845)	(20,989,981)	(8,454,547)

Decrease in notes and advances receivable due from related parties, net (Note 7)	-	-	-	100,800	-	-	100,800

Net loss	-	-	-	-	-	(844,877)	(844,877)

Balances, December 31, 2010	19,129,800	$19,130	$17,216,715	$ (51,766)	$(4,547,845)	$(21,834,858)	$(9,198,625)

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2010 and 2009

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS DECEMBER 31, 2010 and 2009

	2010	2009
Cash flows from operating activities:
Net loss	$(844,877)	$(3,562,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	100,800	100,800
Non cash interest expense	-	-
Stock based compensation	-	82,095
Litigation contingency	-	2,484,922
Decrease (increase) in assets
Accounts receivable	4,249	19,711
Other current assets	4,000
Increase (decrease) in liabilities
Accounts payable	(8,423)	52,064
Accrued expenses	711,941	681,479
Net cash used in operating activities	(32,310)	(141,322)

Cash flows from investing activities:
Repayments on notes and interest receivable	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities:
Increase (decrease in) in checks issued in excess of cash in bank	(1,257)	1,257
Borrowings on notes and loans payable	102,603	143,550
Repayments on notes and loans payable	(67,412)	(3,600)
Net cash provided by financing activities	33,934	141,207

Net increase in cash and cash equivalents	1,624	(115)
Cash and cash equivalents, beginning	421	536

Cash and cash equivalents, ending	$2,045	$421

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$14,122

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Conversion of accounts payable and accrued expenses to common stock	$-	$-

Cashless exercise of warrants	$-	$-

Reclassification from current portion of accounts receivable to non-current	$-	$-

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2010 and 2009

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

Denaris Corporation ("Denaris"), was formed to develop and market a prepaid re-loadable stored value card program, which was designed to offer customers, particularly immigrants, a convenient alternative to traditional bank accounts; 77%-owned by the Company; Denaris generated no revenues through December 31, 2010.

Collection Solutions, FFI, FFC, FFIL, Denaris and Key generated no revenues and had no significant operations for the years ended December 31, 2010 and 2009. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

YEAR ENDED DECEMBER 31, 2010 and 2009

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

Going concern and management’s plans:

The Company’s financial statements for the year ended December 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred significant losses since its inception and has a working capital deficit of approximately $9,304,000, and an accumulated deficit of approximately $21,835,000 as of December 31, 2010.  Moreover, it presently has no ongoing business operations or sources of revenue and little resources with which to obtain or develop new operations.

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

Return of Company Common Stock from HPI:

On January 2, 2007, pursuant to the terms of a Redemption, Stock, Sale and Release Agreement (the “Redemption Agreement”) by and between HPI and the Company, the Company (i) redeemed 8,917,344 shares of FFFC’s common stock held by HPI, (ii) acquired from HPI an aggregate of 5,000 shares of common stock of Denaris Corporation, a Delaware corporation (“Denaris”), (iii) acquired from HPI an aggregate of 1,000 shares of common stock of Key Financial Systems, Inc., a Delaware corporation (“Key Financial”), and (iv) acquired from HPI an aggregate of 1,000 shares of common stock of Nova Financial Systems, Inc., a Delaware corporation (“Nova Financial”).  Denaris was a majority owned subsidiary of HPI, and Key Financial and Nova Financial were wholly owned subsidiaries of HPI.  Denaris and Key Financial do not have any operations and Nova Financial has limited operations  The shares of common stock of each entity transferred by HPI pursuant to the Redemption Agreement constituted all of HPI’s holdings in each entity.  In consideration of the redemption and acquisition of the shares of Denaris, Key Financial and Nova Financial, FFFC released HPI from all outstanding payment obligations of HPI to the Company which totaled $5,814,617, including obligations under a Secured Promissory Note dated March 14, 2006 in favor of the Company in the principal face amount of $5,000,000 (the “FastFunds Note”).  The outstanding balance on the FastFunds Note, including principal and interest accrued, as of the date of the Redemption Agreement was $5,402,398.  HPI released the Company from all payment obligations of the Company to HPI, which totaled $2,151,572.  The Company allocated the difference between the value of the assets received and the consideration exchanged as an increase to additional paid-in capital.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2010 and 2009

1.

Business and organization, asset sale, and going concern and management’s plans (continued):

Return of Company Common Stock from HPI (continued):

After the closing of the Redemption Agreement, HPI held 3,500,000 shares of FFFC common stock, constituting approximately 34.3% of FFFC’s outstanding common stock at December 31, 2010.  These shares have been pledged as collateral on certain notes of HPI.  During 2008 as a result of the assumption of this debt by HPI Partners, LLC., (“HPIP”) and the subsequent foreclosure by the debt holders upon HPIP. HPIP owns the 3.5 million shares. The principal managers of HPIP are Messrs. Fong and Olson.  Mr. Fong is the Chairman and CEO of FFFC and Mr. Olson is the secretary of FFFC.  As of December 31, 2010, the Company holds 1,546,036 shares of common stock of HPI.  Pursuant to the Redemption Agreement, the Company and HPI each provided the other certain registration rights relating to the common stock of such party held by the other party.

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

On March 25, 2010 the Defendants and Plaintiffs entered into a Settlement Agreement and Mutual Release

  (the “Settlement Agreement”).  Pursuant to the Settlement Agreement, which was approved by the receiver and the Court on September 23, 2010, the Defendants and Plaintiffs have agreed to release each other from the claims and to have no further suits against each other.  Additionally, the Defendants have agreed to assign to the Receiver for the benefits of the Plaintiffs any and all rights, including but not limited to insurance payments and settlements for any and all officers and directors liability insurance policies.

2.

Summary of significant accounting policies:

Cash and cash equivalents:

For the purpose of the financial statements, the Company considers all highly-liquid investments with an original maturity three-months or less to be cash equivalents.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2010 and 2009

2.

Summary of significant accounting policies:

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

Notes and advances receivable:

The Company has made notes and advances to various officers, affiliates and employees of the Company under various loan agreements (Notes 3 and 9). The notes and advances made to officers were made prior to the acquisition of Chex by HPI in December 2001.  The Company’s allowance for doubtful notes receivable is adjusted based on the Company’s assessment of the collectability of each individual note and advance receivable, as well as the aging of the notes and advances receivable.  After all attempts to collect a note receivable have failed, the note receivable is written-off against the allowance.  Based on management’s evaluation of repayment intentions, and in consideration of SAB topic 4-E regarding receivables due from a former director, $51,766 and $152,566 of the total face value amount is presented as a reduction of stockholders’ equity at December 31, 2010 and 2009, respectively.

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

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2010 and 2009

2.

Summary of significant accounting policies (continued):

Property, equipment and leaseholds (continued):

Impairment of HPI common stock:

At December 31, 2010 and December 31, 2009, the Company owned 1,546,036 shares of common stock of HPI.  At December 31, 2006, the Company presented its investment in HPI common stock as a component of stockholders’ equity deficiency at cost in a manner similar to treasury stock.  This presentation was based upon the Company’s consideration of the provisions of Emerging Issues Task    Force (“EITF”) Issue No. 98-2, Accounting by a Subsidiary or Joint Venture for an Investment in the Stock of its Parent Company or Joint Venture Partner (“EITF 98-2”).  This EITF discusses that in the separate financial statements of a subsidiary; an investment in the common stock of a parent whose only significant asset is its investment in the subsidiary is essentially the same as stock of the subsidiary and should be classified as a reduction to stockholders’ equity.  In April 2007, the Company transferred all of its securities classified as a component of stockholders’ equity deficiency to an available-for-sale security.  The cost of the securities at the date of the transfer was $6,801,000.  The fair value of the securities at the date of transfer was $1,206,000.  The difference at the date of the transfer between cost and fair value of the securities was recorded as a reduction to additional paid-in capital.  The transfer of securities resulted from the Company no longer being a subsidiary of HPI in 2007; therefore, the provisions of EITF 98-2 are no longer applicable.

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

Loss per share:

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants, and common stock underlying convertible promissory notes are not considered in the calculations for the periods ended December 31, 2010 and 2009, as the impact of the potential common shares, which total 2,213,824 (2010) and 4,363,824 (2009), would be antidilutive and decrease loss per share. Therefore, there is no diluted loss per share presented in 2010 and 2009.

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

YEAR ENDED DECEMBER 31, 2010 and 2009

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

During the year ended December 31, 2009 the Company issued 1,447,618 options to purchase shares of common stock at $0.03 per share (the market value of the common stock on the date of the grant).  The options were valued at $41,333 based upon the black Scholes option pricing model (approximately a $0.0285 grant date fair value per option. These options were fully-vested at the date of the grant. There were no options granted during the year ended December 31, 2010.  During the year ended December 31, 2007, the Company granted to officers and directors 70,000 options to purchase shares of common stock at $0.75 per share (the market value of the common stock on the date of the grant).  The options were valued at $39,151 based upon the Black-Scholes option pricing model (approximately a $0.56 grant date fair value per option).  These options were fully-vested at the date of the grant.

The fair value of options and warrants granted to purchase FFFC and HPI common stock were estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions for 2009.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2010 and 2009

2.

Summary of significant accounting policies (continued):

Stock-based compensation (continued):

2009

Expected dividend yield	0
Expected stock price volatility	351%
Risk fee interest rate	4.5%
Expected life of options	1-2 years

The Company’s stock option plan is more fully described in Note 9.

Reclassifications:

Certain minor reclassifications to amounts reported in the 2009 consolidated financial statements have been made to conform to the 2010 presentation.

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

YEAR ENDED DECEMBER 31, 2010 and 2009

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

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements.  This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements.  This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  We are currently evaluating the impact of this ASU, however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310):  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The ASU amends FASB Accounting Standards Codification Topic 310, Receivables, to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses.  As a result of these amendments, an entity is required to disaggregate, by portfolio segment or class of financing receivables, certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses.  This ASU is effective for interim and annual reporting periods ending on or after December 15, 2010.  The adoption of this standard may require additional disclosures, but we do not expect the adoption to have a material effect on our consolidated financial statements.

On December 21, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-29, which impacts any public entity that enters into business combinations that are material on an individual or aggregate basis. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenues and earnings of the combined entity as though the business combination(s) that occurred during the year had occurred at the beginning of the prior annual period when preparing the pro forma financial information for both the current and prior reporting periods. The guidance also requires that pro forma disclosures be accompanied by a narrative description regarding the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in reported pro forma revenues and earnings. This guidance is effective for business combinations consummated in periods beginning after December 15, 2010.  We do not believe the adoption of this guidance will have a material impact on our Consolidated Financial Statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2010 and 2009

3.

Notes and interest receivable:

Notes and interest receivable at December 31, 2010 and 2009, consist of the following:

	2010	2009
Note receivable, ISI; interest at 6%; matured April 2007; currently in default	$50,000	$50,000

Note receivable (Denaris) from Paymaster Jamaica (see Redemption Agreement) (Note 1); interest at 10%, collateralized by a pledge of Paymaster Jamaica common shares by Paymaster Jamaica's president; note matured in August 15, 2008; currently in default; payments of interest only due semi-annually beginning August 15, 2003 through maturity (received payments of $100,000 through December 31, 2010); a valuation allowance of $250,000 has been recorded against this receivable at December 31, 2010 and 2009 [A,B]	339,575	339,575

Note receivable from Coast ATM, LLC; interest at 10%; maturity November 2005; a valuation allowance of $50,000 has been recorded against this receivable at December 31, 2010 and 2009, respectively; in default and non-performing [B]	50,000	50,000
	439,575	439,575
Less current maturities	(139,575)	(139,575)

Notes and interest receivable, net of current portion, before valuation allowance	300,000	300,000
Less valuation allowance	(300,000)	(300,000)

Notes and interest receivable, long-term	$0	$0

[A]

On March 30, 2011, the Company and Paymaster agreed to restructure the Note receivable (“Term Sheet”).  Pursuant to the Term Sheet, the parties agreed to convert the remaining balance of the Note receivable into Cumulative Convertible Redeemable Preference Shares with a value of $400,000, with an annual dividend of 7.5% over thirty-six (36) months. Additionally, the company has certain conversion rights and redemption rights.  The Term Sheet is binding on the parties and provides for the terms(non-negotiable) for a definitive agreement that the Company anticipates to be signed by April 30, 2011.

[B]

The Company is no longer accruing interest on these non-performing loans due to uncertainty as to substantial collection.

Changes in the allowance for notes and interest receivable for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009

Balances, beginning of year	$300,000	$300,000
Additions charged to costs and expenses
(deducted from notes receivable)	-	-
Deductions credited to costs and expenses
(added to notes receivable)	-	-
Deductions to the allowance for final
settlements	-	-

Balances, end of year	$300,000	$300,000

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2010 and 2009

4.

Accrued liabilities:

Accrued liabilities at December 31, 2010 and 2009 were $2,765,062 and $2,053,121, respectively, and were comprised of:

	2010	2009

Legal fees	$415,607	$355,606
Interest	1,579,101	1,106,349
Accounting fees	7,458	14,258
Consultants and advisors	388,050	240,150
Director’s fees	179,159	154,159
Registration rights	98,013	98,013
Other	97,674	84,586

	$2,765,062	$2,053,121

5.

Promissory notes, including related parties and current portions of long-term debt:

Promissory notes, including related parties and current portions of long-term debt at December 31, 2010 and 2009, consist of the following:

	2010	2009

Promissory notes payable:

Various, including related parties of $498,463 (2010) and $430,572 (2009); interest rate ranging from 8% to 10%	$673,788	$638,597

Notes payable; interest rates ranging from 9% to 15%; interest payable quarterly; the notes are unsecured, matured on February 28, 2008; currently in default and past due [A]	2,090,719	2,090,719

	$2,764,507	$2,729,316

The weighted average interest rate on short-term borrowings was 17.1%, 17.8% and 20.1% in 2010, 2009 and 2008, respectively.

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

The chairman of the board of the Company has personally guaranteed up to $1 million of the Restructured Notes and two other non-related individuals each guaranteed $500,000 of the Restructured Notes.  In consideration of their guarantees the Company granted warrants to purchase a total of 1,600,000 shares of common stock of the Company at an exercise price of $0.50 per share. The warrants which expired in March 2010, were valued at $715,200 using the Black-Scholes option pricing model and were being amortized over the one-year term of the Restructured Notes.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2010 and 2009

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

Effective February 1, 2010 the company entered into a one year amendment to the lease with either party having the right to terminate the lease with a sixty (60) day notice to the other party. The base rent is $1,800 per month during the one year amendment. Future approximate minimum lease payments due under this lease (assuming monthly renewals) as of December 31, 2010, are as follows:

Operating lease (continued):

Year ending December 31,	Amount

2011	$21,600
2011	21,600

$43,200

Rent expense for the years ending December 31, 2010 and 2009 was approximately $23,058 and$33,863.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2010 and 2009

6.

Commitments and contingencies (continued):

Consulting agreements:

In conjunction with the Asset Sale, an officer signed a five-year non-compete agreement with the buyer and also signed a release, waiving his right to any future commissions that he was previously entitled to.  The Company agreed to compensate the officer $100,800 annually, over the five-year term of the non-compete agreement.  Such compensation is to be applied to reduce the loan and interest receivable from the officer.  If the officer breaches his non-compete agreement, the officer is no longer entitled to compensation and will be liable for any amount remaining on the loan.  Accordingly, during 2010 and 2009, the Company recorded consulting expenses of $100,800 each year, and the interest and note receivable from the officer has been reduced by $100,800 for 2010 and 2009 (Note 9).

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

HPI stock price guaranty:

In May 2006, HPI and the Company negotiated a settlement regarding convertible notes with a face value of $200,000 issued by the Company, whereby HPI issued 180,000 shares of its common stock. In connection with the Settlement Agreement, a Stock Sale and Lock-up Agreement, Registration Agreement and an Escrow Agreement were also entered into (the “Agreements”). Terms of the Agreements stipulate a price protection clause whereby the Company under certain circumstances must reimburse the former debt holders if the market price of the HPI common stock issued to them in the settlement is below $4.00 per share at the time they sell the stock.  As a result, the Company has a derivative liability due to the debt holders at December 31, 2010 and December 31, 2009 of $648,000, representing the difference between the market value of the common stock as of each date and the $4.00 stated in the settlement agreement. The amounts are included on the balance sheet in derivative liabilities and on the statement of operations in loss on extinguishment of debt.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2010 and 2009

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

Income tax expense for 2010 and 2009, is as follows:

	2010	2009

Current:
Federal	$-	$-
State	-	-

	-	-

Deferred:
Federal	1,028,000	1,952,000
State	121,000	230,000
Valuation allowance	(1,149,000)	(2,182,000)

	-	-

	$-	$-

The following is a summary of the Company’s deferred tax assets and liabilities at December 31, 2010 and 2009:

	2010	2009

Deferred tax assets - current:
Stock-based compensation and other	$874,000	$874,000
Net operating loss carryforwards	275,000	1,308,000
	1,149,000	2,182,000

Less valuation allowance	(1,149,000)	(2,182,000)

Net deferred tax assets	$-	$-

A reconciliation between the expected tax expense (benefit) and the effective tax rate for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009

Statutory federal income tax rate	(34%)	(34%)
State taxes, net of federal income tax	(4%)	(4%)
Effect of change in valuation allowance	-	-
Non deductible expenses and other	38%	38%

	0%	0%

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2010 and 2009

7.

Income taxes (continued):

At December 31, 2006, the Company had utilized all of its net operating loss carryforwards available for federal and state income tax purposes.  For the year ended December 31, 2010, the Company had a tax net operating loss carry forward of approximately $2,940,000.  Any unused portion of this carry forward expires in 2029.  Utilization of this loss may be limited in the event of an ownership change pursuant to IRS Section 382.  The Company’s valuation allowance decreased $1,033,000 during the year ended December 31, 2010.

8.

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

There were no options granted during the years ended December 31, 2010 and 2009.

All options outstanding at December 31, 2010 are fully vested and exercisable.  A summary of outstanding balances at December 31, 2009 is as follows:

			Weighted-
		Weighted-	Average	Aggregate
	Options	Average exercise price	Remaining contractual life	Intrinsic Value

Outstanding at January 1, 2010	330,000	$1.03	5.98	$0

Outstanding at December 31, 2010	330,000	$1.03	4.98	$0

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

Warrants:

During the year ended December 31, 2009 the company issued warrants to purchase 1,447,618 shares of common stock.  The warrants have an exercise price of $0.03 per share, and expire April 2011. The Company recorded $41,333 of stock compensation expense for the year ended December 31, 2009.

A summary of the activity of the Company’s outstanding warrants during 2010 and 2009 is as follows:

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2010 and 2009

8.

Stockholders’ equity deficiency (continued):

Warrants (continued):

	Warrants	Weighted-average exercise price	Weighted-average grant date fair value	Aggregate intrinsic value

Outstanding and exercisable at January 1, 2009	3,749,280	$0.91	$0.42	$0

Granted	1,447,618	0.03	0.028	0
Exercised
Forfeited	(1,163,074)	(1.63)	(0.20)	0

Outstanding and exercisable at December 31, 2009	4,033,824	0.39	0.34	0

Expired	(2,150,000)	(0.50)	(0.44)	0

Outstanding and exercisable At December 31, 2010	1,883,284	$0.14	$0.12	$0

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of December 31, 2010.

Exercise price range	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining life

$0.03	1,447,618	$0.03	.40
$1.00	436,206	1.00	.08

	1,883,824	$0.14	0.48

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

YEAR ENDED DECEMBER 31, 2010 and 2009

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

The following table summarizes the activity in these accounts for 2010 and 2009.

	2010	2009

Beginning principal balances	$152,566	$253,366

Consulting fees applied to officer’s receivable	(100,800)	(100,800)

Ending principal and interest balances	$51,766	$152,566

The above balances are presented as a reduction of stockholders’ equity on the accompanying consolidated balance sheets and all are related to former Chex officer.

9.

Selected quarterly financial data (unaudited):

Selected unaudited quarterly financial data for 2010 and 2009 is summarized as follows:

	2010

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$15,954	$11,569	$14,301	$11,280

Gross profit (loss)	3,545	(2,070)	2,240	4,524
Net loss	(222,073)	(218,308)	(224,642)	(179,854)
Basic loss per common share	(0.02)	(0.02)	(0.02)	(0.02)

	2009

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter (a)

Revenues	$14,427	$14,337	$12,924	$13,442

Gross margin	(47)	2,029	6,814	(3,890)
Net loss	(255,413)	(2,736,453)	(282,166)	(288,361)
Basic loss per common share	(0.03)	(0.27)	(0.03)	(0.03)