Form 10-Q
period 2011-03-31
FASTFUNDS FINANCIAL CORP
filed 2011-05-20
CIK 779956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

X .	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended March 31, 2011

.	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission File No. 000-33053

FASTFUNDS FINANCIAL CORPORATION

 (Exact Name of Registrant as Specified in its Charter)

Nevada	87-0425514
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

  X .  Yes        . No

Indicate by a check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer .	Accelerated filer .
Non-accelerated filer .	Smaller reporting company X .

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b.2 of the Exchange Act).      . Yes    X  . No

Number of shares of common stock outstanding at May 15, 2011: 10,212,456

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2011	2010

ASSETS

Current assets:
Cash and cash equivalents	$174	$2,045
Accounts receivable, net of allowance of $135 (2011) and $165 (2010)	69,802	68,974
Current portion of notes and advances receivable (Note 3)	139,575	139,575
Other current assets	213	213

Total current assets	209,764	210,807

Accounts receivable	105,000	105,000
Intangible and other assets	200	200

	105,200	105,200

	$314,964	$316,007

LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

Current liabilities:
Checks written in excess of cash	$811	$-
Accounts payable	778,686	777,141
Due to HPI (Note 6)	75,000	75,000
Accrued expenses, including related parties $616,721 (2011) and $569,459 (2010) (Note 4)	2,944,276	2,765,062
Promissory notes and current portion of long-term debt (Note 5), including related parties of $502,263 (2011) and $498,963 (2010)	2,767,807	2,764,507
Litigation contingency (Note 6)	2,484,922	2,484,922
Derivative liabilities (Notes 5 and 7)	648,000	648,000

Total current liabilities	9,699,502	9,514,632

Commitments and contingencies (Notes 4, 5, 6 and 7)

Stockholders' equity deficiency (Note 9):
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value; 250,000,000 shares authorized; 19,129,800 shares issued and 10,212,456 shares outstanding	19,130	19,130
Additional paid-in capital	17,216,715	17,216,715
Notes, advances and interest receivable, related parties	(26,566)	(51,766)
Common treasury stock at cost; 8,917,344 shares	(4,547,845)	(4,547,845)
Accumulated deficit	(22,045,972)	(21,834,858)

Total stockholders' equity deficiency	(9,384,538)	(9,198,625)

	$314,964	$316,007

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

	Three months ended March 31,
	2011	2010

Fee revenue, net	$11,538	$15,954

Operating expenses:
Processing fees	9,879	11,225
Returned checks (collected)	(864)	(1,757)
Other	1,630	2,941

Total operating expenses	10,645	12,409

Gross margin	893	3,545

Selling, general and administrative	(93,628)	(108,558)

Loss from operations	(92,735)	(105,013)

Other income (expense):
Interest expense including related party interest of $10,235
(2011) and $8,957 (2010)	(118,378)	(117,060)

Total other expense	(118,378)	(117,060)

Net Loss	$(211,113)	$(222,073)

Net loss per share	$(0.02)	$(0.02)

Weighted average number of common shares outstanding	10,212,456	10,212,456

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY DEFICIENCY

THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED)

				Notes,
				advances and			Total
			Additional	and interest			stockholders'
	Common stock		paid-in	receivable,	Common stock	Accumulated	equity
	Shares	Amount	capital	related parties	treasury	deficit	deficiency

Balances, January 1, 2011	19,129,800	$19,130	$17,216,715	$(51,766)	$(4,547,845)	$(21,834,858)	$(9,198,625)

Decrease in notes and advances receivable due from related parties, net (Note 7)	-	-	-	25,200	-	-	25,200

Net loss	-	-	-	-	-	(211,113)	(211,113)

Balances, March 31, 2011	19,129,800	$19,130	$17,216,715	$(26,566)	$(4,547,845)	$(22,045,972)	$(9,384,538)

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS MARCH 31, 2011 AND 2010 (UNAUDITED)

	2011	2010

Net cash used in operating activities	$(5,982)	$(25,408)

Cash flows from investing activities:
Repayments on notes and interest receivable	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities:
Increase (decrease in) in checks issued in excess of cash in bank	811	553
Borrowings on notes and loans payable, related	4,400	24,703
Repayments on notes payable, related	(1,100)
Net cash provided by financing activities	4,111	25,256

Net increase in cash and cash equivalents	(1,871)	(152)
Cash and cash equivalents, beginning	2,045	421

Cash and cash equivalents, ending	$174	$269

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED)

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

Basis of presentation:

Unaudited financial statements:

The accompanying condensed consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for all stated periods have been made.  Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (SEC) on April 15, 2011.  Interim results of operations for the three months ended March 31, 2011 and 2010 are not necessarily indicative of future results for the full year.  Certain amounts from the 2010 periods have been reclassified to conform to the presentation used in the current period.

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

THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED)

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

In the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.  The Company’s interim financial statements for the three months ended March 31, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of $211,113 for the three months ended March 31, 2011 and has a working capital deficit of approximately $9,490,000 and accumulated deficit of approximately $22,046,000 as of March 31, 2011.  Moreover, the Company presently has no significant ongoing business operations or sources of revenue and has little resources with which to obtain or develop new operations.

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

THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED)

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

After the closing of the Redemption Agreement, HPI held 3,500,000 shares of FFFC common stock, constituting approximately 34% of FFFC’s outstanding common stock at March 31, 2011.  These shares have been pledged as collateral on certain notes of HPI.  During 2008 as a result of the payment of this debt by HPI Partners, LLC.,(“HPIP”) and the subsequent foreclosure by the debt holders upon HPIP, HPIP owns the 3.5 million shares of FFFC common stock. The principal managers of HPIP are Messrs. Fong and Olson.  Mr. Fong is the Chairman and CEO of FFFC and Mr. Olson is the secretary of FFFC.  As of March 31, 2011, the Company holds 1,546,036 shares of common stock of HPI.  Pursuant to the Redemption Agreement, the Company and HPI each provided the other certain registration rights relating to the common stock of such party held by the other party.

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

.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED)

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

2.

Summary of significant accounting policies:

A summary of our significant accounting policies is included in our 2010 Annual Report on Form 10-K.

Net loss per share:

Net loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants and common stock underlying convertible promissory notes at March 31, 2011 and 2010 were 1,777,618 and 2,213,824, respectively, and are not considered in the calculation for the three months ended March 31, 2011 and 2010, as the impact of the potential common shares would be to decrease loss per share.  Therefore, diluted loss per share for the three months ended March 31, 2011 and 2010 is equivalent to basic loss per share.

Recent Accounting Pronouncements Not Yet Adopted:

As of the date of this report, there are no recent accounting pronouncements that have not yet been adopted that we believe would have a material impact on our financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED)

3.

Notes and interest receivable:

Notes and interest receivable at March 31, 2011 and December 31, 2010, consist of the following:

	March 31,	December 31,
	2011	2010

Note receivable, ISI; interest at 6%; matured April 2007; currently in default	$50,000	$50,000

Note receivable (Denaris) from Paymaster Jamaica (see Redemption Agreement) (Note 1); interest at 10%, collateralized by a pledge of Paymaster Jamaica common shares by Paymaster Jamaica's president; note matured August 15, 2008; payments of interest only due semi-annually beginning August 15, 2003 through maturity; a valuation allowance of $250,000 has been recorded against this receivable at March 31, 2011 and December 31, 2010[A,B]	339,575	339,575

Note receivable from Coast ATM, LLC; interest at 10%; matured November 2005; currently in default; a valuation allowance of $50,000 has been recorded against this receivable at September 30, 2010 and December 31, 2009; is in default and non-performing [B]	50,000	50,000

	439,575	439,575
Less current maturities	(139,575)	(139,575)

Notes and advances receivable, net of current portion, before valuation allowance	300,000	300,000
Less valuation allowance	(300,000)	(300,000)

Notes receivable, long-term	$-	$-

[A]    On March 30, 2011, the Company and Paymaster agreed to restructure the Note receivable (“Term Sheet”).  Pursuant to the Term Sheet, the parties agreed to convert the remaining balance of the Note receivable into Cumulative Convertible Redeemable Preference Shares with a value of $400,000, with an annual dividend of 7.5% over thirty-six (36) months. Additionally, the company has certain conversion rights and upon redemption rights.  The Term Sheet is binding on the parties.

[B]

 The Company is no longer accruing interest on these non-performing loans due to uncertainty as to collection.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED)

4.

Accrued liabilities:

Accrued liabilities at March 31, 2011 and December 31, 2010 were $2,944,276 and $2,765,062, respectively, and were comprised of:

	2011	2010

Legal fees	$429,576	$415,607
Interest	1,697,434	1,579,101
Accounting fees	7,458	7,458
Consultants and advisors	426,450	388,050
Director’s fees	185,409	179,159
Registration rights	98,013	98,013
Other	99,936	97,674

	$2,944,276	$2,765,062

5.

Promissory notes, including related and current portions of long-term debt:

Promissory notes, including related parties and current portions of long-term debt at March 31, 2011 and December 31, 2010, consist of the following:

	March 31,	December 31,
	2011	2010

Promissory notes payable:

Various, including related parties of $502,263 (2011) and $498,463 (2010), interest rate ranging from 8% to 10%	$677,088	$673,788

Notes payable; interest rates ranging from 9% to 15%; interest payable quarterly; the notes are unsecured, matured on February 28, 2008; currently in default and past due [A]	2,090,719	2,090,719

	$2,767,807	$2,764,507

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

THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED)

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

6.

Commitments and contingencies:

Litigation:

The Forest County Potawatomi Community (“FCPC”) has initiated an action against Chex, an inactive subsidiary of the Company, in the FCPC tribal court asserting that Chex breached a contract with FCPC during the 2002 to 2006 time period.  Chex is inactive and did not defend this action. On October 1, 2009 a judgment was entered against Chex in the FCPC Tribal Court in the amount of $2,484,922, included in the balance sheet presented herein.

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

THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED)

6.

Commitments and contingencies (continued):

Consulting agreements:

In conjunction with the Asset Sale, a former FFFC director and Chex officer signed a five-year non-compete agreement with the buyer and also signed a release, waiving his right to any future commissions that he was previously entitled to.  The Company agreed to compensate the officer $100,800 annually, over the five-year term of the non-compete agreement.  Such compensation is to be applied to reduce the loan and interest receivable due from the officer (Note 7).  If the officer breaches his non-compete agreement, the officer is no longer entitled to compensation and will be liable for any amount remaining on the loan.  During the three months ended March 31, 2011 and 2010, the Company recorded consulting expenses of $25,200 and the note receivable from an officer has been reduced by $25,200, for the three months ended March 31, 2011.

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

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED)

7.   Stockholders’ equity deficiency (continued):

Notes, advances and interest receivable from related parties (continued):

The following table summarizes the activity for the year ended December 31, 2010 and for the three months ended March 31, 2011:

	March 31,	December 31,
	2010	2010

Beginning principal balances	$51,766	$152,566
Consulting fees applied to officer receivable	(25,200)	(100,800)

Ending principal balances [A]	$26,566	$51,766

[A]

The principal balance at March 31, 2011 and December 31, 2010 are all due from a former Chex officer.

Warrants and options:

The Company did not issue any warrants or options for the nine months ended March 31, 2011.  A summary of outstanding warrant balances at January 1, and March 31, 2011 is as follows:

	Warrants	Weighted-Average exercise price	Weighted- Average grant date fair value

Outstanding at January 1, 2011	1,883,824	$ 0.14	$ 0.48
Expired	(436,206)	1.00	0.81

Outstanding at March 31, 2011	1,447,618	$ 0.03	$ 0.03

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED)

7.   Stockholders’ equity deficiency (continued):

Warrants and options (continued):

Options are generally granted with an exercise price equal to the Company’s market price of its common stock on the date of the grant and vest immediately upon issuance.  All options outstanding at March 31, 2011 are fully-vested and exercisable.  A summary of outstanding balances at January 1, and March 31, 2011 is as follows:

	Options	Weighted-Average exercise price	Weighted-Average remaining contractual life	Aggregate intrinsic value

Outstanding at January 1 and March 31, 2011	330,000	$ 1.03	4.73	$ -

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

GENERAL

FastFunds Financial Corporation (“FFFC”) is a holding company and through January 31, 2006 operated primarily through its wholly-owned subsidiary Chex Services, Inc. (“Chex”).  As disclosed in the December 31, 2010 10-K, FFFC also has several other non-operating wholly-owned subsidiaries.  FFFC and its subsidiaries are referred to as (the “Company”).

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

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2010 and 2009.  The financial statements presented for the three months ended March 31, 2011 and 2010 include FFFC and its wholly-owned subsidiaries, which primarily reflect the operations of Chex through the date of the Asset Sale.

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

The Company’s financial statements for the three months ended March 31, 2011 and 2010 have been prepared on a going concern basis, which contemplates the realization of its remaining assets and the settlement of liabilities and commitments in the normal course of business.  The Company has incurred significant losses since its inception and has a working capital deficit of approximately $9,490,000 and an accumulated deficit of approximately $22,046,000 as of March 31, 2011.  Moreover, it presently has minimal ongoing business operations or sources of revenue, and little available resources with which to obtain or develop new operations.

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

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2011, net cash used in operating activities was $5,982 compared to $25,408 for the three months ended March 31, 2010.  Net loss was $211,113 for the three ended March 31, 2011 compared to $222,073 for the three months ended March 31, 2010. The net loss in each of the three month periods includes non-cash expenses of approximately $25,200 related to amortization.

There was no cash provided by or used in investing activities for the three months ended March 31, 2011, and 2010.

Net cash provided by financing activities for the three months ended March 31, 2011 was $4,111 compared to $25,256 for the three months ended March 31, 2010.  The activity for the three months ended March 31, 2011 is the Company received net proceeds of $4,400 on the issuance of notes payable, and repaid $1,100 of notes payable. For the three months ended March 31, 2010, the Company received proceeds of $24,703 on the issuance of notes payable.

For the three months ended March 31, 2011, cash and cash equivalents decreased by $1,871 compared to an decrease of $152 for the three months ended March 31, 2010.  Ending cash and cash equivalents at March 31, 2011 was $174 compared to $269 at March 31, 2010.

We have limited cash and cash equivalents on hand and need to raise funds to continue to be able to support our operating expenses and to meet our other obligations as they become due.  Sources available to us that we may utilize include the sale of our or HPI’s equity securities, as well as the exercise of outstanding options and warrants, which may cause dilution to our stockholders.

REVENUES

Total revenues for the three months ended March 31, 2011 were $11,538 compared to $15,954 for the three months ended March 31, 2010.  Revenues in all periods consist of credit card income on Nova’s remaining portfolio.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2011 were $10,645 compared to $12,409  for the three months ended March 31, 2010. Expenses were primarily comprised of costs related to third party servicing fees of Nova’s remaining credit card portfolio.

CORPORATE OPERATING EXPENSES

Corporate operating expenses for the three months ended March 31, 2011 were $93,628 compared to $108,558 for the three months ended March 31, 2010. The expenses were comprised of the following:

	Three months ended March 31,
	2011	2010

Accounting, legal and consulting	$ 85,450	$ 100,802
Other	8,178	7,756

	$ 93,628	$ 108,558

For the three months ended March 31, 2011 and 2010 corporate operating expenses are primarily related to FFFC.

Accounting, legal and consulting expenses decreased for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The decrease in the current period was primarily a result of decreases in accounting and legal fees.  FFFC has consulting agreements with two officers who provide various consulting services to the Company. These continuing agreements require the Company to pay approximately $13,000 per month.

OTHER INCOME (EXPENSE)

Other expenses, net for the three months ended March 31, 2011 were $118,378 compared to $117,060 for the three months ended March 31, 2010.

INCOME TAX EXPENSE

There was no income tax expense for the three months ended March 31, 2011 and 2010.

CONTRACTUAL OBLIGATIONS

No material changes outside the ordinary course of business during the quarter ended March 31, 2011..

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

Our significant accounting policies are described in more detail in our 2010 Annual Report on Form 10-K.

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

The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiary are exposed relate to the market prices of common stock of HPI and the Company. The Company has only fixed rate debt at March 31, 2011 and December 31, 2010.

	March 31,	December 31,
	2011	2010

Derivative liabilities (1)	$ 648,000	$ 648,000

	$ 648,000	$ 648,000

(1)

The Company has given a price guaranty under certain circumstances to former noteholders on the value of 180,000 shares of HPI common stock they received in a settlement of $4.00 per share.  At December 31, 2010 and September 31, 2011, the common stock had a market value of $0.  Accordingly, as of March 31, 2011 the Company has recorded a liability of $648,000.

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

Although this material weakness over preparation of the financial statements and related disclosures existed at the end of the quarter described in this report, the consolidated financial statements in this quarterly report on Form 10-Q fairly present in all material respects, our financial condition as of March 31, 2011 in conformity with GAAP.

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

Changes in Internal Control over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  The material weakness in our internal control over financial reporting described above for the year ended December 31, 2010 (absence of adequate segregation of duties) continues unremediated, due to our limited resources and employees.

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

FastFunds Financial Corporation
(Registrant)

Date: May 23, 2011	By: /s/ Barry Hollander
Barry Hollander
Acting Chief Executive Officer
Principal Executive Officer and
Principal Accounting Officer