Form 10-Q
period 2011-06-30
FASTFUNDS FINANCIAL CORP
filed 2011-08-15
CIK 779956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

 X .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by a check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b.2 of the Exchange Act). Yes      . No  X .

Number of shares of common stock outstanding at August 14, 2011: 10,212,456

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010

ASSETS

Current assets:
Cash and cash equivalents	$1,036	$2,045
Accounts receivable, net of allowance of $45 (2011) and $165 (2010)	72,271	68,974
Current portion of notes and advances receivable (Note 3)	50,000	139,575
Other current assets	2,436	213

Total current assets	125,743	210,807

Accounts receivable	105,000	105,000
Intangible and other assets	200	200
Long term investments (Note 4)	89,575	-

	194,775	105,200

	$320,518	$316,007

LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

Current liabilities:
Accounts payable	$779,887	$777,141
Due to HPI (Note 7)	75,000	75,000
Accrued expenses, including related parties $615,609 (2011) and $569,459 (2010) (Note 5)	3,110,139	2,765,062
Promissory notes and current portion of long-term debt (Note 5), including related parties of $490,983 (2011) and $498,963 (2010)	2,757,527	2,764,507
Litigation contingency (Note 7)	2,484,922	2,484,922
Debenture payable, net	2,037	-
Derivative liabilities (Notes 6 and 8)	691,334	648,000

Total current liabilities	9,900,846	9,514,632

Commitments and contingencies (Notes 5, 6,and 7)

Stockholders' equity deficiency (Note 8):
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value; 250,000,000 shares authorized; 19,129,800 shares issued and 10,212,456 shares outstanding	19,130	19,130
Additional paid-in capital	17,216,715	17,216,715
Notes, advances and interest receivable, related parties	(1,366)	(51,766)
Common treasury stock at cost; 8,917,344 shares	(4,547,845)	(4,547,845)
Accumulated deficit	(22,266,962)	(21,834,858)

Total stockholders' equity deficiency	(9,580,328)	(9,198,625)

	$320,518	$316,007

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Fee revenue, net	$10,939	$11,569	$22,477	$27,523

Operating expenses:
Processing fees	8,813	11,069	18,692	22,294
Returned checks (collected)	(290)	(633)	(1,154)	(2,390)
Other	787	3,203	2,417	6,144

Total operating expenses	9,310	13,639	19,955	26,048

Gross profit	1,629	(2,070)	2,522	1,475

Selling, general and administrative	(93,342)	(98,099)	(186,970)	(206,657)

Loss from operations	(91,713)	(100,169)	(184,448)	(205,182)

Other income (expense):
Interest expense including related party interest of $10,330 (2011) and $10,006 (2010) for the three months and $20,561 (2011) and $18,963 (2010) for the six months	(120,943)	(118,139)	(239,322)	(235,199)
Dividend and fee income	10,000	-	10,000	-
Derivative liability expense	-	-	(18,334)	-
Total other expense	(110,943)	(118,139)	(247,656)	(235,199)

Net loss	$(202,656)	$(218,308)	$(432,104)	$(440,381)

Net loss per share	$(0.02)	$(0.02)	$(0.04)	$(0.04)

Weighted average number of common shares outstanding Basic and diluted	10,212,456	10,212,456	10,212,456	10,212,456

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY DEFICIENCY
SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

				Notes,
				advances and
			Additional	and interest			Total
	Common stock		paid-in	receivable,	Common stock	Accumulated	stockholders'
	Shares	Amount	capital	related parties	treasury	deficit	equity deficiency

Balances, January 1, 2011	19,129,800	$19,130	$17,216,715	$(51,766)	$(4,547,845)	$(21,834,858)	$(9,198,625)

Decrease in notes and advances receivable due from related parties, net (Note 7)	-	-	-	50,400	-	-	50,400

Net loss	-	-	-	-	-	(432,104)	(432,104)

Balances, June 30, 2011	19,129,800	$19,130	$17,216,715	$(1,366)	$(4,547,845)	$(22,266,962)	$(9,580,328)

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS JUNE 30, 2011 AND 2010 (UNAUDITED)

	2011	2010

Net cash used in operating activities	$(16,529)	$(34,904)

Cash flows from investing activities:
Repayments on notes and interest receivable	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities:
Increase (decrease in) in checks issued in excess of cash in bank	-	(1,257)
Borrowings on notes and loans payable	41,120	71,003
Repayments on notes and loans payable	(23,100)	(35,000)
Payment of deferred financing costs	(2,500)	-
Net cash provided by financing activities	15,520	34,746

Net increase in cash and cash equivalents	(1,009)	(158)
Cash and cash equivalents, beginning	2,045	421

Cash and cash equivalents, ending	$1,036	$263

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Conversion of convertible debentures and accounts payable to common stock	$-	$-

Conversion of derivative liability to common stock	$-	$-

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

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

Basis of presentation:

Unaudited financial statements:

The accompanying condensed consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for all stated periods have been made.  Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (SEC) on April 15, 2011.  Interim results of operations for the three and six months ended June 30, 2011 and 2010 are not necessarily indicative of future results for the full year.  Certain amounts from the 2010 periods have been reclassified to conform to the presentation used in the current period.

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

SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

1.

Business and organization, basis of presentation, asset sale and management’s plans (continued)

Going concern and management’s plans:

In the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.  The Company’s interim financial statements for the three and six months ended June 30, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of $432,104 for the six months ended June 30, 2011 and has a working capital deficit of approximately $9,686,000 and accumulated deficit of approximately $22,267,000 as of June 30, 2011.  Moreover, the Company presently has no significant ongoing business operations or sources of revenue and has little resources with which to obtain or develop new operations.

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

After the closing of the Redemption Agreement, HPI held 3,500,000 shares of FFFC common stock, constituting approximately 34% of FFFC’s outstanding common stock at June 30, 2011.  These shares have been pledged as collateral on certain notes of HPI.  During 2008 as a result of the payment of this debt by HPI Partners, LLC.(“HPIP”) and the subsequent foreclosure by the debt holders upon HPIP, HPIP owns the 3.5 million shares of FFFC common stock. The principal managers of HPIP are Messrs. Fong and Olson.  Mr. Fong is the Chairman and CEO of FFFC and Mr. Olson is the secretary of FFFC.  As of June 30, 2011, the Company holds 1,546,036 shares of common stock of HPI.  Pursuant to the Redemption Agreement, the Company and HPI each provided the other certain registration rights relating to the common stock of such party held by the other party.

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

SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

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

Net loss per share:

Net loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants and common stock underlying convertible promissory notes at June 30, 2011 and 2010 were 1,777,618 and are not considered in the calculation for the three and six months ended June 30, 2011 and 2010, as the impact of the potential common shares would be to decrease loss per share.  Therefore, diluted loss per share for the three and six months ended June 30, 2011 and 2010 is equivalent to basic loss per share.

Recent Accounting Pronouncements Not Yet Adopted:

As of the date of this report, there are no recent accounting pronouncements that have not yet been adopted that we believe would have a material impact on our financial statements.

3.

Notes and interest receivable:

Notes and interest receivable at June 30, 2011 and December 31, 2010, consist of the following:

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

3.

Notes and interest receivable (continued):

	June 30,	December 31,
	2011	2010

Note receivable, ISI; interest at 6%; matured April 2007; currently in default	$50,000	$50,000

Note receivable from Paymaster Jamaica (see Redemption Agreement) (Note 1); interest at 10%, collateralized by a pledge of Paymaster Jamaica common shares by Paymaster Jamaica's president; note matured August 15, 2008; payments of interest only due semi-annually beginning August 15, 2003 through maturity; a valuation allowance of $250,000 has been recorded against this receivable December 31, 2010, reclassified to long term investments as of June 30, 2011[A,C]	-	339,575

Note receivable from Coast ATM, LLC; interest at 10%; matured November 2005; currently in default; a valuation allowance of $50,000 has been recorded against this receivable at June 30, 2011 and December 31, 2010; is in default and non-performing [B]	50,000	50,000

	100,000	439,575
Less current maturities	50,000	(139,575)

Notes and advances receivable, net of current portion, before valuation allowance	50,000	300,000
Less valuation allowance	(50,000)	(300,000)

Notes receivable, long-term	$-	$-

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

[C]    The Company and Paymaster restructured this note, see footnote 4, Long Term Investments, below.

4.

Long term investments:

On March 30, 2011, the Company and Paymaster agreed to restructure the Note receivable.  Pursuant to the agreement, the parties agreed to convert the remaining balance of the Note receivable into Cumulative Convertible Redeemable Preference Shares (the Preference Shares”) with a value of $400,000, and an annual dividend of 7.5% over thirty-six (36) months. Paymaster, at any time prior to maturity, may elect to redeem some or all of the Preference Shares at an effective dividend rate of 10% per annum. The Company, upon maturity and with not less than ninety (90) days prior notice, may elect to convert some or all of Preference Shares into the pro rata equivalent of 11,100 ordinary shares of Paymaster (equal to 10% of the issued and outstanding capital of the Company based on the conversion of all Preference Shares on a fully diluted basis). The Company has recorded the investment at $89,575, net of a valuation allowance of $250,000, the same historical carrying value on the Company’s balance sheet as the note.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

5.

Accrued liabilities:

Accrued liabilities at June 30, 2011 and December 31, 2010 were $3,110,139 and $2,765,062 respectively, and were comprised of:

	2011	2010

Legal fees	$444,576	$415,607
Interest	1,793,128	1,579,101
Consultants and advisors	460,450	388,050
Director’s fees	191,659	179,159
Registration rights	98,013	98,013
Other	122,313	105,132

	$3,110,139	$2,765,062

6.

Promissory notes, including related and current portions of long-term debt, and debenture payable

Promissory notes, including related parties and current portions of long-term debt at June 30, 2011 and December 31, 2010, consist of the following:

	June 30,	December 31,
	2011	2010
Promissory notes payable:

Various, including related parties of $490,983 (2011) and $498,463 (2010), interest rate ranging from 8% to 10%	$666,808	$673,788

Notes payable; interest rates ranging from 9% to 15%; interest payable quarterly; the notes are unsecured, matured on February 28, 2008; currently in default and past due [A]	2,090,719	2,090,719

	$2,757,527	$2,764,507

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

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

6.

Promissory notes, including related and current portions of long-term debt, and debenture payable (continued)

Debenture payable:

In June 2011, the Company entered into a note agreement with an institutional investor for the issuance of a convertible promissory note in the amounts of $25,000 (the “Note”).  Among other terms the Note is due nine months from its issuance date, bears interest at 8% per annum, payable in cash or shares at the Conversion Price as defined herewith, and are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 50% of the average of the lowest three trading prices (as defined in the note agreements) per share of the Company’s common stock for the ten trading days immediately preceding the date of conversion.  Upon the occurrence of an event of default, as defined in the Note, the Company is required to pay interest at 22% per annum and the holders may at their option declare the Note, together with accrued and unpaid interest, to be immediately due and payable.  In addition, the Note provides for adjustments for dividends payable other than is shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company.  The Company may at its own option prepay the Note and must maintain sufficient authorized shares reserved for issuance under the Note.

We received net proceeds of $22,500 after debt issuance costs of $2,500 paid for lender legal fees. These debt issuance costs will be amortized over the terms of the Note, and accordingly $277 has been expensed as debt issuance costs (included in interest expense) during the three and six months ended June 30, 2011.

We have determined that the conversion feature of the Note represents an embedded derivative since the Note is convertible into a variable number of shares upon conversion.  Accordingly, the Note is not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability.  Accordingly, the fair value of this derivative instrument has been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the Note.  Such discount will be accreted from the date of issuance to the maturity dates of the Note.  The change in the fair value of the liability for derivative contracts will be recorded to other income or expenses in the consolidated statement of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet. The beneficial conversion feature included in the Note resulted in an initial debt discount of $25,000 and an initial loss on the valuation of derivative liabilities of $19,286 for a derivative liability initial balance of $44,286. The fair value of the Note was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
6/8/11	$44,286	9 months	$0.0175	$0.035	380%	4.72%

At June 30, 2011, the Company revalued $25,000, the balance of the 2010 Convertible Note.  For the period from their issuance to June 30, 2011, the Company increased the derivative liability of $44,286 by $952 resulting in a derivative liability balance of $43,334 at June 30, 2011.

The fair value of the Note was calculated at June 30, 2011 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatilty Percentage	Interest Rate
$43,334	9 months	$0.0075	370%	4.72%

7.

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

SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

7.

Commitments and contingencies (continued):

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on consolidated results of operations, financial position or cash flows of the Company.

Operating lease:

Beginning February 2007, the Company began leasing office space in West Palm Beach, Florida, its corporate headquarters for approximately $2,900 per month.  The lease increased by approximately 5% from February 1, 2008 and 2009 and expired in February 2010. Pursuant to this lease, the Company is also required to pay its pro-rata share of taxes, operating expenses and improvement costs. Effective February 1, 2010 the company entered into a one year amendment to the lease with either party having the right to terminate the lease with a sixty (60) day notice to the other party. The base rent is $1,800 per month during the one year amendment.  The Company is currently leasing the space on a month to month basis for $900 per month.

Consulting agreements:

In conjunction with the Asset Sale, a former FFFC director and Chex officer signed a five-year non-compete agreement with the buyer and also signed a release, waiving his right to any future commissions that he was previously entitled to.  The Company agreed to compensate the officer $100,800 annually, over the five-year term of the non-compete agreement.  Such compensation is to be applied to reduce the loan and interest receivable due from the officer (Note 7).  If the officer breaches his non-compete agreement, the officer is no longer entitled to compensation and will be liable for any amount remaining on the loan.  During the three and six months ended June 30, 2011 and 2010, the Company recorded consulting expenses of $25,200 and $50,400 respectively, and the note receivable from an officer has been reduced by $50,400, for the six months ended June 30, 2011.

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

HPI Stock Price Guaranty:

In May 2006, HPI and the Company negotiated a settlement regarding convertible notes with a face value of $200,000 issued by the Company, whereby HPI issued 180,000 shares of its common stock. In connection with the Settlement Agreement, a Stock Sale and Lock-up Agreement, Registration Agreement and an Escrow Agreement were also entered into (the “Agreements”). Terms of the Agreements stipulate a price protection clause whereby the Company under certain circumstances must reimburse the former debt holders if the market price of the HPI common stock issued to them in the settlement is below $4.00 per share at the time they sell the stock.  As a result, the Company has recorded a derivative liability due to the debt holders at June 30, 2011 and December 31, 2009 of $648,000.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

8.

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

The following table summarizes the activity for the year ended December 31, 2010 and for the six months ended June 30, 2011:

	June 30,	December 31,
	2011	2010

Beginning principal balances	$51,766	$152,556
Consulting fees applied to officer receivable	(50,400)	(100,800)

Ending principal balances [A]	$1,366	$51,766

[A]

The principal balance at June 30, 2011 and December 31, 2010 are all due from a former Chex officer.

Warrants and options:

The Company did not issue any warrants or options for the six months ended June 30, 2011.  A summary of outstanding warrant balances at January 1, and June 30, 2011 is as follows:

	Warrants	Weighted-Average exercise price	Weighted- Average grant date fair value

Outstanding at January 1, 2011	1,883,824	$0.14	$0.48
Expired	(436,206)	1.00	0.81

Outstanding at June 30, 2011	1,447,618	$0.03	$0.03

Options are generally granted with an exercise price equal to the Company’s market price of its common stock on the date of the grant and vest immediately upon issuance.  All options outstanding at June 30, 2011 are fully-vested and exercisable.  A summary of outstanding balances at January 1, and June 30, 2011 is as follows:

	Options	Weighted-Average exercise price	Weighted-Average remaining contractual life	Aggregate intrinsic value

Outstanding at January 1 and June 30, 2011	330,000	$1.03	4.48	$-

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

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2010 and 2009.  The financial statements presented for the three and six months ended June 30, 2011 and 2010 include FFFC and its wholly-owned subsidiaries, which primarily reflect the operations of Chex through the date of the Asset Sale.

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

The Company’s financial statements for the three and six months ended June 30, 2011 and 2010 have been prepared on a going concern basis, which contemplates the realization of its remaining assets and the settlement of liabilities and commitments in the normal course of business.  The Company has incurred significant losses since its inception and has a working capital deficit of approximately $9,685,000 and an accumulated deficit of approximately $22,267,000 as of June 30, 2011.  Moreover, it presently has minimal ongoing business operations or sources of revenue, and little available resources with which to obtain or develop new operations.

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

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2010, net cash used in operating activities was $16,529 compared to $34,904 for the six months ended June 30, 2010.  Net loss was $202,656 and $432,104 for the three and six months ended June 30, 2011 compared to $218,308 and $440,381 for the three and six months ended June 30, 2010. The net loss in each of the three and six month periods includes non-cash expenses of approximately $50,400 related to amortization.  Additionally, the Company recorded a a change in the fair value of a derivative liability of $18,334 for the three and six months ended June 30, 2011.

There was no cash provided by or used in investing activities for the six months ended June 30, 2011, and 2010.

Net cash provided by financing activities for the three months ended June 30, 2011 was $15,520 compared to $34,746 for the six months ended June 30, 2010.  The activity for the six months ended March 30, 2011 is the Company received net proceeds of $17,120 on the issuance of notes payable, and repaid $23,100 of notes payable. Additionally the Company received net proceeds of $22,500 after payment of deferred financing costs of $2,500, pursuant to the issuance of a subordinated debenture of $25,000. For the six months ended June 30, 2010, the Company received proceeds of $71,003 on the issuance of notes payable and repaid $35,000 of notes payable.

For the six months ended June 30, 2011, cash and cash equivalents decreased by $1,009 compared to a decrease of $158 for the six months ended June 30, 2010.  Ending cash and cash equivalents at June 30, 2011 was $1,036 compared to $263 at June 30, 2010.

We have limited cash and cash equivalents on hand and need to raise funds to continue to be able to support our operating expenses and to meet our other obligations as they become due.  Sources available to us that we may utilize include the sale of our or HPI’s equity securities, as well as the exercise of outstanding options and warrants, which may cause dilution to our stockholders.

REVENUES

Total revenues for the three and six months ended June 30, 2011 were $10,939 and $22,477 compared to $11,569 and $27,523 for the three and six months ended June 30, 2010.  Revenues in all periods consist of credit card income on Nova’s remaining portfolio.

OPERATING EXPENSES

Operating expenses for the three and six months ended June 30, 2011, were $9,310 and $19,955 compared to $13,369 and $3,639 and $26,048 for the three and six months ended June 30, 2010. Expenses were primarily comprised of costs related to third party servicing fees of Nova’s remaining credit card portfolio.

CORPORATE OPERATING EXPENSES

Corporate operating expenses for the three and six months ended June 30, 2011 were $93,342 and $186,970 compared to $98,099 and $206,657 for the three and six months ended June 30, 2010. The expenses were comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Accounting, legal and consulting	$85,450	$92,650	$170,900	$193,452
Other	7,892	5,449	16,070	13,205
	$93,342	$98,099	$186,970	$206,657

For the three and six months ended June 30, 2011 and 2010 corporate operating expenses are primarily related to FFFC.

Accounting, legal and consulting expenses decreased for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010. The decrease in the current period was primarily a result of decreases in accounting and legal fees. FFFC has consulting agreements with two officers who provide various consulting services to the Company. These continuing agreements require the Company to pay approximately $13,000 per month.

OTHER INCOME (EXPENSE)

Other expenses, net for the three months and six ended June 30, 2011 were $110,943 and $247,656 compared to $118,139 and $235,199 for the three and six months ended June 30, 2010.

INCOME TAX EXPENSE

There was no income tax expense for the three and six months ended June 30, 2011 and 2010.

CONTRACTUAL OBLIGATIONS

No material changes outside the ordinary course of business during the quarter ended June 30, 2011.

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

The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiary are exposed relate to the market prices of common stock of HPI and the Company. The Company has only fixed rate debt at June 30, 2011 and December 31, 2010.

	June 30,	December 31,
	2011	2010

Derivative liabilities (1)	$691,334	$648,000

	$691,334	$648,000

(1)

The Company has given a price guaranty under certain circumstances to former noteholders on the value of 180,000 shares of HPI common stock they received in a settlement of $4.00 per share.  At December 31, 2010 and June 30, 2011, the common stock had a market value of $0.  Accordingly, as of June 30, 2011 the Company has recorded a liability of $648,000. Additionally as of June 30, 2011 the Company is including in derivative liabilities $43,334 resulting from the fair value of $25,000 subordinated debenture(see footnote 6 to the financial statements).

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

Changes in Internal Control over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  The material weakness in our internal control over financial reporting described above for the year ended December 31, 2010 (absence of adequate segregation of duties) continues unremediated, due to our limited resources and employees.

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

FastFunds Financial Corporation
(Registrant)

Date: August 14, 2011	By: /s/ Barry Hollander
Barry Hollander
Acting Chief Executive Officer
Principal Executive Officer and
Principal Accounting Officer