Form 10-K
period 2011-12-31
FASTFUNDS FINANCIAL CORP
filed 2012-04-13
CIK 779956

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: DECEMBER 31, 2011

[¨]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For transition period from to .

Commission File Number: 000-33053

FASTFUNDS FINANCIAL CORPORATION

(Name of Registrant in its charter)

NEVADA	87-0425514
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

319 CLEMATIS STREET, SUITE 400, WEST PALM BEACH, FLORIDA                       33401

                    (Address of principal executive offices)                                                     (Zip Code)

Issuer’s telephone number: (561) 514-9042

Securities registered under Section 12 (b) of the Exchange Act:

NONE

Securities registered under Section 12 (g) of the Exchange Act:

COMMON STOCK, $.001 PAR VALUE

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:

[ ] Yes No[x]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. [ ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days: [x]Yes[ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [x]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer:

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [x]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

[ ]Yes [x]No

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $97,500 based on the last sale price of the Registrant's common stock as of the last business day of the Registrants’ most recently completed second fiscal quarter, ($0.015 per share as of June 30, 2011) as reported on the Over-the-Counter Quotation Board.

The Registrant had 10,212,456 shares of common stock outstanding as of March 31, 2012.

Documents incorporated by reference: None

FASTFUNDS FINANCIAL CORPORATION

FORM 10-K

THIS REPORT MAY CONTAIN CERTAIN “FORWARD-LOOKING” STATEMENTS AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 OR BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS AND RELEASES, WHICH REPRESENT THE REGISTRANT’S EXPECTATIONS OR BELIEFS, INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING THE REGISTRANT’S OPERATIONS, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, GROWTH AND ACQUISITION STRATEGIES, INVESTMENTS, AND FUTURE OPERATIONAL PLANS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS “MAY”, “WILL”, “EXPECT”, “BELIEVE”, “ANTICIPATE”, “INTENT”, “COULD”, “ESTIMATE”, “MIGHT”, OR “CONTINUE” OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE REGISTRANT’S CONTROL, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF IMPORTANT FACTORS, INCLUDING UNCERTAINTY RELATED TO ACQUISITIONS, GOVERNMENTAL REGULATION, MANAGING AND MAINTAINING GROWTH, THE OPERATIONS OF THE COMPANY AND ITS SUBSIDIARIES, VOLATILITY OF STOCK PRICE AND ANY OTHER FACTORS DISCUSSED IN THIS AND OTHER REGISTRANT FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.[]

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

After the closing of the Redemption Agreement, HPI held 3,500,000 shares of FFFC common stock, constituting approximately 34.3% of FFFC’ s outstanding common stock at December 31, 2010. These shares have been pledged as collateral on certain notes of HPI. During 2008, as a result of the assumption of this debt by HPI Partners, LLC., (“HPIP”) and the subsequent foreclosure by the debt holders upon HPIP, HPIP owns the 3.5 million shares. The principal managers of HPIP are Messrs. Fong and Olson. As of December 31, 2011, we held 1,541,858 shares of HPI common stock, constituting approximately 5.2% of HPI common stock. Pursuant to the Redemption Agreement, the Company and HPI each provided the other certain registration rights relating to the common stock of such party held by the other party.

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

From time to time we evaluate opportunities for strategic investments or acquisitions that would complement our current services and products, enhance our technical capabilities or otherwise offer growth opportunities. As a result, acquisition discussions and, in some cases, negotiations may take place and future investments or acquisitions involving cash, debt or equity securities or a combination thereof may result. FastFunds Financial Corporation maintains its principal office at 319 Clematis Street, Suite 400, West Palm Beach, Florida. You can reach us by telephone at (514) 514-9042.

(b)	Financial information about segments.

Through January 31, 2006, we operated in one industry segment, cash disbursement services. We currently have limited operations.

(c)	Narrative description of business.

Nova was formed to design, market and service credit card products aimed at the sub-prime market consisting mainly of consumers who may not qualify for traditional credit card products. Nova processes payments on a single remaining portfolio which provides the company with limited operations. Nova continues to receive residual payments on approximately 300 cards still active in the Merrick Bank portfolio at December 31, 2011. The Merrick Bank portfolio should continue to see a decline in active accounts in 2011.

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

In January 2006, we sold substantially all of our operating business, owned by Chex, to Game Financial Corporation. The Company currently has a limited operating business and therefore limited revenues. In addition, we have posted significant losses in each of our past two fiscal years including $781,294 for the year ended December 31, 2011 and $844,877 for the year ended December 31, 2010. As a result, any investment in the Company must be considered purely speculative.

The Company’s balance sheet contains certain notes payable, which are currently in default/were due February 28, 2008.

Chex previously relied on promissory notes (the “Notes”) issued to private investors to provide operating capital for its business. As of December 31, 2011, the balance of the Notes was $2,090,719. These Notes were due in February 2007 and at that time the Company renewed $283,000 of the Promissory Notes on the same terms and conditions as previously existed. The Company has failed to pay interest and the principal amount of these notes. The Company received complaints filed from several of these note holders. The Company has not responded to these complaints and accordingly the plaintiffs were awarded default judgments. In April 2007 the Company, through a financial advisor, restructured $1,825,000 of the Notes (the “Restructured Notes”). The Restructured Notes carry a stated interest rate of 15% and matured on February 28, 2008. The Company has not paid the interest on the Notes since June 30, 2007 and did not repay the Notes on their maturity date and does not currently have sufficient capital to repay the Notes. In January 2008, the Company and the three guarantors received a complaint filed by the financial advisor (acting as agent for the holders of the Restructured Notes) and the holders of the Restructured Notes. The claim is seeking $1,946,250 plus per diem interest beginning January 22, 2008 at the rate of twenty percent (20%) per annum plus $37,000 due the financial advisor for unpaid fees. The court has ruled in favor of a motion for summary judgment filed by certain of the plaintiffs and a judgment has been entered in the total amount of $2,487,250 in principal and interest on the notes, $40,920 in related claims and $124,972 in attorney’s fees and expenses. The judgment was entered on August 18, 2009. The Company has not made any payments of principal or interest since the judgment.

Chex is a guarantor of certain debt of HPI, and the Company’s entire investment in Chex (i.e., its ownership of all outstanding Chex stock) is subject to a security interest securing such obligation. Furthermore, all of the assets of Chex are subject to a security interest for the same debt.

In March 2004, HPI closed on $5 million of debt financing and issued convertible promissory notes in that principal amount to two financial institutions (the “Lenders”). The proceeds from the promissory notes were immediately thereafter loaned to Chex. The promissory notes are collateralized, among other things, by all of the assets of Chex, and by the 3,500,000 shares of Company common stock owned by HPI. In conjunction with the Asset Sale, the holders of the promissory notes consented to the sale of certain assets that secured their notes. In contemplation of the Redemption Agreement described above, on December 29, 2006, HPI and the Company obtained the consent of the Lenders to complete the transactions contemplated by the Redemption Agreement. Contemporaneously with receipt of the consent, HPI and the Company entered into a Note and Security Amendment Agreement dated December 29, 2006 with the Lenders, pursuant to which it was agreed to amend certain terms of the Convertible Promissory Note dated March 8, 2004 in favor of Lenders in the principal amount of $5,000,000 to increase the interest rate applicable to the Convertible Promissory Notes from 7% per annum to 10% per annum and the default interest rate from 10% to 13%. Accordingly, if HPI defaults on the obligations specified under the promissory notes, and if Chex cannot cure such defaults, the Company’s remaining assets could be lost. During 2008 as a result of the assumption of this debt by HPI Partners, LLC., (“HPIP”) and the subsequent foreclosure by the debt holders upon HPIP. HPIP owns the 3.5 million shares. The principal managers of HPIP are Messrs. Fong and Olson. Mr. Fong is the Chairman and CEO of FFFC and Mr. Olson the secretary of FFFC, until his resignation on September 30, 2011.

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

There are currently outstanding securities convertible into or exchangeable for an aggregate of 2,610,951 shares of our common stock which, if converted or exchanged, will substantially dilute our existing stockholders.

The Company currently has outstanding notes and securities convertible into or exchangeable for an aggregate of 2,610,951 shares of common stock under certain conditions. In addition, the effective conversion and exercise prices of such securities significantly lower than the current market value of our common stock. If these securities are converted into or exchanged for common stock, their issuance would have a substantial dilutive effect on the percentage ownership of our current stockholders. These securities consist of: (i) options to purchase 330,000 shares of our common stock at an average purchase price of $1.03 per share; (ii) warrants to purchase an aggregate of 1,447,618 shares of our common stock at a weighted average purchase price of $0.03 per share, and 833,333 shares of common stock pursuant to the conversion terms of a $25,000 outstanding convertible promissory note

Our common stock trades only in an illiquid trading market, which generally results in lower prices for our common stock.

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

ITEM 2. PROPERTIES.

Effective January 31, 2011 the Company leased office space in West Palm Beach, FL. on a month to month basis for $900 per month. As of January 1, 2012 the Company began to utilize office space of a Company controlled by our Acting President.

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

Quarter Ended	High	Low
2011
March 31, 2011	$0.18	$0.025
June 30, 2011	$0.17	$0.015
September 30, 2011	$0.10	$0.015
December 31, 2011	$0.09	$0.015

Quarter Ended	High	Low
2010
March 31, 2010	$0.18	$0.06
June 30, 2010	$0.15	$0.06
September 30, 2010	$0.13	$0.04
December 31, 2010	$0.10	$0.04

(b)	Holders.

The number of record holders of our common stock as of April 4, 2012 was 146 according to our transfer agent. This figure excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name.

(c)	Dividends.

FastFunds has not declared nor paid cash dividends on our common stock during the previous two fiscal years, nor do we anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings to fund our limited operations.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

We have the following securities authorized for issuance under our equity compensation plans as of December 31, 2011, including options outstanding or available for future issuance under our 2004 Stock Option Plan.

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

Recent Sales of Unregistered Securities

None.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2010 and 2009. The financial statements presented for the year ended December 31, 2011 and 2010 include FastFunds, Chex, Collection Solutions, FastFunds International Limited, Key, Nova and Denaris.

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

The Company’s financial statements for the year ended December 31, 2011 have been prepared on a going concern basis, which contemplates the realization of its remaining assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred significant losses since its inception and has a working capital deficit of approximately $10,123,000, and an accumulated deficit of $22,616,153 as of December 31, 2011. Moreover, it presently has no ongoing business operations or sources of revenue, and little available resources with which to obtain or develop new operations.

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

For the year ended December 31, 2011, net cash used in operating activities was $16,437 compared to $32,310 for the year ended December 31, 2010. Net loss for the year ended December 31, 2011 was $781,294 compared to a net loss of $844,877 for the year ended December 31, 2010. The net loss for 2010 included selling general and administrative expenses of $279,566 compared to $244,417 in 2011 and interest expense of $472,750 in 2010 compared to $494,904 in 2011. The 2010 non cash adjustments to the net loss included the depreciation and amortization of $100,800, compared to $51,766 in 2011. Additional 2011 non cash adjustments included $18,703 for the amortization of the discount on a convertible promissory, $21,667 for the change in the fair market value of the same convertible promissory note and $1,944 for the amortization of deferred financing costs.

.

Cash provided by financing activities for the year ended December 31, 2011 was $14,645 compared to $33,934 for the year ended December 31, 2010. During the year ended December 31, 2010, the Company issued $102,603 of notes payable and repaid $67,412 of notes payable. In 2011, the Company issued a $25,000 convertible promissory, $30,095 of notes payable, repaid $37,950 of notes payable and paid $2,500 of financing fees related to the convertible promissory note.

For the year ended December 31, 2010, net cash increased $253 compared to $1,624 for the year ended December 31, 2010. Ending cash at December 31, 2011, was $253 compared to $2,045 at December 31, 2010.

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

Results of operations

Results of continuing operations for the year ended December 31, 2011 vs. December 31, 2010

REVENUES

Total revenues for 2011 were $44,225 compared to $53,104 for 2010. Revenues for the year ended December 31, 2011 and 2010 consist of credit card income on Nova’s remaining credit card portfolio.

OPERATING EXPENSES

Operating expenses were $37,765 for the year ended December 31, 2011 compared to $44,865 for 2010. The operating expenses for the year ended December 31, 2011 and 2010 primarily consisted of expenses related to third party servicing fees of Nova’s remaining credit card portfolio.

CORPORATE OPERATING (INCOME) EXPENSES

Corporate operating expenses for 2011 were $296,183 and $380,366 for 2010. The expenses were comprised of the following:

	2011	2010

Amortization	$51,766	$100,800
Stock-based compensation	--
Accounting, legal and consulting	225,242	240,296
Other	19,175	31,270

	$296,183	$380,366

Accounting, legal and consulting expenses decreased for the year ended December 31, 2011. The decrease was primarily as a result of a decrease to the monthly fee being accrued for our Acting President form $10,000 a month to $6,000 per month effective July 1, 2011. Current expenses include consulting expenses of $6,000 and $25,000 accrued annually for Director fees. Amortization expenses are related to a consulting agreement with a former officer of Chex, and as of December 31, 2011 have been fully amortized.

Other costs included in corporate operating expenses decreased for the year ended December 31, 2011 compared to the year ended December 31, 2010. The decrease was primarily attributable to a decrease in rent expense of approximately $10,000.

OTHER INCOME (EXPENSE)

Other expense, net for the year ended December 31, 2011 was $491,571 compared to expenses of $472,750 for the year ended December 31, 2010. The 2011 expenses include $21,667 for the fair market value change of the derivative liability related to the convertible promissory note. Income of $25,000 from the dividend received related to the Paymaster long term investment offset these costs. Interest expense for the year ended December, 2011 and 2010 is summarized as:

	2011	2010

Notes payable, other	$454,773	$432,486
Notes payable, related parties	40,131	40,264

	$494,904	$472,750

INCOME TAX EXPENSE

There was no income tax expense recorded for the years ended December 31, 2011 and 2010.

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

The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed relate to interest rates on debt. The Company has only fixed rate debt. The Company has $2,795,019 of debt outstanding as of December 31, 2011, of which $2,090,719 has been borrowed at fixed rates ranging from 10% to 15%. This fixed rate debt is subject to renewal quarterly or annually and was due February 28, 2008.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements are listed under Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

N/A

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Acting Chief Executive Officer (the "CEO") who is also the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO /CFO has concluded that as of December 31, 2011 disclosure controls and procedures, were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2011 as described below.

We assessed the effectiveness of the Company’s internal control over financial reporting as of evaluation date and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Lack of Audit Committee: We do not have a functioning audit committee, resulting in lack of independent oversight in the establishment and monitoring of required internal controls and procedures.

We are committed to improving the internal controls and will (1) consider to use third party specialists to address shortfalls in staffing and to assist us with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing additional outside directors and audit committee members in the future.

We have discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

 ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(a)(b)(c)	Identification of directors, executive officers and certain significant persons

Name	Age	Offices Held	Length of service

Henry Fong	76	Chairman	Since June 2004

Thomas B. Olson	45	Secretary	From June 2004 through September 30, 2011

Barry Hollander	54	Acting Chief Executive Officer	Since January 2007

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

None.

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

THOMAS B. OLSON

Mr. Olson became the Company’s secretary upon the effectiveness of the Merger. Mr. Olson also served as secretary of Equitex from January 1988 to April 2007, and has been a director of Chex since May 2002. From March 2002 through his resignation on December 15, 2010 Mr. Olson had been the secretary of China Nuvo Solar Energy, Inc., a publicly traded alternative energy company. Mr. Olson has been Secretary of Equitex 2000, Inc. since its inception in 2001. Mr. Olson has been secretary of Alumifuel since its inception in May 2004. Mr. Olson has attended Arizona State University and the University of Colorado at Denver. Mr Olson resigned on September 30, 2011.

BARRY HOLLANDER

Mr. Hollander has been our Acting Chief Executive Officer since January 2007. Mr. Hollander has been the Chief Financial Officer of SurgLine, International, Inc., formerly, China Nuvo Solar Energy, Inc. since May 2002 and the Chief Financial Officer of Techs Loanstar, Inc. since February 2010. Mr. Hollander has a BS degree from Fairleigh Dickinson University and passed the uniform certified public accountant exam.

(f)	Involvement in certain legal proceedings.

None.

(g)	Promoters and control persons.

None.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater-than-10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe that during 2011, based solely on a review of the copies of such forms furnished to us during 2011 and written representations from the executive officers, directors and greater-than-10% beneficial owners of our common stock, have complied with all Section 16 filing requirements.

CODE OF ETHICS

We have adopted a Code of Ethics for our senior financial management, which includes our chief executive officer and chief financial officer as principal executive and accounting officers, that has been filed as an exhibit to this report.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Equity Compensation

Mr. Barry Hollander became Acting Chief Executive Officer in January 2007, filling a vacancy. Prior to that appointment, Mr. Hollander was providing functions related to accounting, finance and general operations of the Company as a consultant. Pursuant to the Board of Directors resolution, The Company through June 30, 2011 has been accruing a monthly management fee for Mr. Hollander of $10,000 per month and beginning July 1, 2011, $6,000 per month, and is paid when cash flow is available. During the year ended December 31, 2011 Mr. Hollander received $7,500. As of December 31, 2011, Mr. Hollander is owed $349,900 for these services.

Cash Incentive Bonuses

We had no cash incentive bonus program in effect for 2011.

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

We currently have no benefit plan.

Summary Compensation Table

The following table sets forth information regarding compensation paid to our officers during the years ended December 31, 2011 and 2010:

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(i)	(j)
Barry Hollander (1) Acting Chief Executive Officer	2011 2010	$0 $0	$0 $0	$96,000 $120,000	$96,000 $120,000

(1)	Mr. Hollander became the acting chief executive officer on January 2, 2007 to fill a vacancy and the Company accrued fees of $10,000 per month through June 30, 2011 and $6,000 per month beginning July 1, 2011. During the year ended December 31, 2011 Mr. Hollander received payments of $7,500. Included in accrued liabilities related parties at December 31, 2011 are unpaid fees to Mr. Hollander of $349,900.

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

Director Compensation

The following table shows the compensation earned by each of our non-officer directors for the year ended December 31, 2011.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Henry Fong	$25,000						$25,000

(1)   Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2011 in accordance with SFAS 123(R) of stock option awards, and may include amounts from awards granted in and prior to fiscal year 2008. Assumptions used in the calculation of this amount for employees are identified in Note 2 to our annual financial statements for the year ended December 31, 2011 included elsewhere in this Annual Report.

The 2011 amounts were not paid and are included in accrued expenses on the 2011 balance sheet. In September 2005 the Board of Directors of the Company authorized a new compensation plan to all Directors of the Company, which includes the grant of 30,000 options to each director on an annual basis, as well as annual compensation of $25,000 to each director, to be paid in monthly installments. Beginning with the monthly fee due September 1, 2006, the Board of Directors temporarily suspended the monthly payment and accordingly, at December 31, 2011, $204,159 is included in accrued liabilities representing the total amount that remains unpaid in the aggregate. Additionally, members of the board of directors receive reimbursement for expenses incurred in attending board meetings or for other services related to their responsibilities as board members.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a) Security Ownership of Certain Beneficial Owners and Security Ownership of Management.

The following table contains information at March 31, 2012, as to the beneficial ownership of shares of our common stock by each person who, to our knowledge at that date, was the beneficial owner of five percent or more of the outstanding shares of the class, each person who is a director or a named executive officer of the Company under the summary compensation table and all persons as a group who are current executive officers and directors, and as to the percentage of outstanding shares so held by them at March 31, 2012. The number of shares beneficially held is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Including the number of shares below does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of the shares.

Name and Address of Beneficial Owner	Shares of Common Stock Owned (1)	Shares of Common Stock Underlying Options (1)	Total	Percentage of Common Stock Owned (2)

HPI Partners, LLC. 7315 E. Peakview Ave. Englewood, Co. 80111	3,500,000	0	3,500,000	34.3%

Henry Fong 7315 E Peakview Ave Englewood CO 80111	148,725	90,000	238,725	2.3%

Name and Address of Beneficial Owner	Shares of Common Stock Owned (1)	Shares of Common Stock Underlying Options (1)	Total	Percentage of Common Stock Owned (2)

Barry Hollander 319 Clematis St #400 West Palm Beach FL 33401	28,546	0	28,546	0.3%

All officers and directors as a group (three persons)	206,212	120,000	326,212	3.0%

(1) The beneficial owners exercise sole voting and investment power.

(2) As of March 28, 2012, 10,212,456 shares of our common stock were outstanding.

(c)	Changes in control. None

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

Indebtedness of management.

Mr. James Welbourn, one of the Company’s former directors (resigned January 2, 2007) had a note payable to the Company at December 31, 2010 in the amount of $51,766, which is presented as a reduction of stockholders’ equity in the Company’s balance sheet as of December 31, 2010. In conjunction with the Asset Sale, the Company agreed to compensate the director $100,800 annually in consideration of a five year non-compete agreement and a release, whereby the director waived his right to future commissions that he was previously entitled to. Such compensation is being applied to reduce the note payable. As of December 31, 2011 the note balance was zero.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

R.R. Hawkins & Associates International a PC (“Hawkins”) served as our independent registered public accounting firm for December 31, 2011 and 2010.

Audit Fees

Fees billed and expected to be billed by Hawkins for audit services related to the year ended December 31, 2011 and 2010 were approximately $7,000, respectively, which includes out-of-pocket costs incurred in connection with these services.

Audit-Related Fees

Fees billed by Hawkins for audit-related services related to the years ended December 31, 2011 and 2010 were approximately $7,500 each year. The fees were associated with the review of the quarterly financial statements of the Company.

Tax Fees

Fees billed and expected to be billed by Hawkins for tax return preparation services related to the year ended December 31, 2011 were approximately $0.

All Other Fees

The Company incurred no other fees to Hawkins for 2011 and 2010.

Preapproval Policy

Pursuant to our Audit Committee Charter, before the accountant is engaged by us to render audit or non-audit services, our audit committee approves the engagement. In absence of a standing audit committee, such approval is made by our entire board of directors.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 2011 and 2010

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firm	F-1

Consolidated financial statements:

Consolidated balance sheets	F-2

Consolidated statements of operations	F-3

Consolidated statements of stockholders’ equity deficiency	F-4

Consolidated statements of cash flows	F-5

Notes to consolidated financial statements	F-6 – F-25

Board of Directors

FastFunds Financial Corp.

West Palm Beach, Florida

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheets of FastFunds Financial Corp. as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity deficiency, and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FastFunds Financial Corp. as of December 31, 2011 and 2010, and the results of its operations, and its cash flows for each of the two years in the period ended December 31 2011 in conformity with U.S. generally accepted accounting principles.

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

/s/ R.R. Hawkins & Associates International, a PC

Los Angeles, CA

April 10, 2012

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010

ASSETS

Current assets:
Cash and cash equivalents	$253	$2,045
Accounts receivable, net of allowance of $75 (2011) and $165 (2010)	71,992	68,974
Current portion of notes and advances receivable (Note 3)	50,000	139,575
Other current assets	770	213

Total current assets	123,015	210,807

Accounts receivable	105,000	105,000
Intangible and other assets	200	200
Long term investments (Note 4)	89,575	-

	194,775	105,200

	$317,790	$316,007

LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

Current liabilities:
Cash overdraft	$-	$-
Accounts payable	774,800	777,141
Due to HPI (Note 7)	75,000	75,000
Accrued expenses, including related parties $674,609 (2011) and $569,459 (2010) (Note 5)	3,441,199	2,765,062
Promissory notes and current portion of long-term debt (Note 5), including related parties
of $423,208 (2011) and $498,963 (2010)	2,756,652	2,764,507
Litigation contingency (Note 7)	2,484,922	2,484,922
Debenture payable, net	18,703
Derivative liabilities (Notes 6 and 8)	694,667	648,000

Total current liabilities	10,245,943	9,514,632

Commitments and contingencies (Notes 5, 6,and 7)

Stockholders' equity deficiency (Note 8):
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding
Common stock, $.001 par value; 250,000,000 shares authorized; 19,129,800 shares issued
and 10,212,456 shares outstanding	19,130	19,130
Additional paid-in capital	17,216,715	17,216,715
Notes, advances and interest receivable, related parties	-	(51,766)
Common treasury stock at cost; 8,917,344 shares	(4,547,845)	(4,547,845)
Accumulated deficit	(22,616,153)	(21,834,858)

Total stockholders' equity deficiency	(9,928,153)	(9,198,625)

	$317,790	$316,007

See notes to consolidated financial statements

F2

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2011	2010

Fee revenue, net	$44,225	$53,104

Operating expenses:
Processing fees	35,132	42,107
Returned checks (collected)	(2,210)	(6,951)
Other	4,843	9,709

Total operating expenses	37,765	44,865

Gross profit	6,460	8,239

Selling, general and administrative	244,417	279,566
Depreciation and amortization	51,766	100,800

Loss from operations	(289,723)	(372,127)

Other income (expense):
Interest expense including related party interest of $10,047
(2011) and $28,864 (2010)	(494,904)	(472,750)
Dividend and fee income	25,000
Derivative liability expense	(21,667)
Total other expense	(491,571)	(472,750)

Net loss	$(781,294)	$(844,877)

Net loss per share	$(0.08)	$(0.08)

Weighted average number of common shares outstanding
Basic and diluted	10,212,456	10,212,456

 See notes to consolidated financial statements

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY DEFICIENCY

YEAR ENDED DECEMBER 31, 2011

				Notes,
				advances and
			Additional	and interest			Total
	Common stock		paid-in	receivable,	Common stock	Accumulated	stockholders'
	Shares	Amount	capital	related parties	treasury	deficit	equity deficiency

Balances, January 1, 2011	19,129,800	$19,130	$17,216,715	$(51,766)	$(4,547,845)	$(21,834,858)	$(9,198,625)

Decrease in notes and advances receivable due from related
Parties, net (Note 7)				51,766			51,766

Net loss						(781,294)	(781,294)

Balances, December 31, 2011	19,129,800	$19,130	$17,216,715	$-	$(4,547,845)	$(22,616,153)	$(9,928,153)

 See notes to consolidated financial statements

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
cash flows from operating activities:
Net loss	$(781,294)	$(844,877)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of non compete agreement	51,766	100,800
Amortization of discount on convertible note	18,703
Fair market value change in derivative liability	21,667
Amortization of deferred financing costs	1,944
Decrease (increase) in assets:
Accounts receivable	(3,018)	4,249
Other current assets	0	4,000
Increase (decrease) in liabilities
Accounts payable	(2,341)	(8,423)
Accrued expenses	676,136	711,941

Net cash used in operating activities	(16,437)	(32,310)

Cash flows from investing activities:
Repayments on notes and interest receivable	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities:
Increase (decrease in) in checks issued in excess of cash in bank	-	(1,257)
Issuance of convertible promissory note	25,000
Borrowings on notes and loans payable	30,095	102,603
Repayments on notes and loans payable	(37,950)	(67,412)
Payment of deferred financing costs	(2,500)	-
Net cash provided by financing activities	14,645	33,934

Net increase in cash and cash equivalents	(1,792)	1,624
Cash and cash equivalents, beginning	2,045	421

Cash and cash equivalents, ending	$253	$2,045

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

 See notes to consolidated financial statements

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

Nova Financial Services, Inc. (“Nova”) and Key Financial Services, Inc. (“Key”) were formed to design, market and service credit card products aimed at the sub-prime market; both companies are wholly-owned by the Company. Nova processes payments on a remaining portfolio, which provides the Company with limited operations. Key ceased "run-off" operations in the fourth quarter of 2003.

Denaris Corporation ("Denaris"), was formed to develop and market a prepaid re-loadable stored value card program, which was designed to offer customers, particularly immigrants, a convenient alternative to traditional bank accounts; 77%-owned by the Company; Denaris generated no revenues through December 31, 2011.

1. Business and organization, asset sale, and going concern and management’s plans (continued):

Business and organization (continued):

Collection Solutions, FFI, FFC, FFIL, Denaris and Key generated no revenues and had no significant operations for the years ended December 31, 2011 and 2010. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going concern and management’s plans:

The Company’s financial statements for the year ended December 31, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred significant losses since its inception and has a working capital deficit of approximately $10,123,000, and an accumulated deficit of approximately $22,616,000 as of December 31, 2011. Moreover, it presently has no significant ongoing business operations or sources of revenue and little resources with which to obtain or develop new operations.

The Company currently plans to receive $30,000 annually pursuant to the Preferred Stock it holdsof an unaffiliated party (see footnote 4), as well as some cash from the Nova remaining credit card portfolio. These factors raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the Company will have adequate resources to fund future operations, if any, or that funds will be available to the Company when needed, or if available, will be available on favorable terms or in amounts required by the Company. Currently, the Company does not have a revolving loan agreement with any financial institutions, nor can the Company provide any assurance it will be able to enter into any such agreement in the future. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2. Summary of significant accounting policies (continued):

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

Notes and advances receivable:

The Company has made notes and advances to various officers, affiliates and employees of the Company under various loan agreements (Notes 3 and 9). The notes and advances made to officers were made prior to the acquisition of Chex by HPI in December 2001. The Company’s allowance for doubtful notes receivable is adjusted based on the Company’s assessment of the collectability of each individual note and advance receivable, as well as the aging of the notes and advances receivable. After all attempts to collect a note receivable have failed, the note receivable is written-off against the allowance. Based on management’s evaluation of repayment intentions, and in consideration of SAB topic 4-E regarding receivables due from a former director, $51,766 is presented as a reduction of stockholders’ equity at December 31, 2010.

Property, equipment and leaseholds (continued):

Office equipment, furniture and vehicles	3 to 7 years
Computer hardware and software	3 to 5 years
Leasehold improvements	7 years

Loss per share:

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants, and common stock underlying convertible promissory notes are not considered in the calculations for the periods ended December 31, 2011 and 2010, as the impact of the potential common shares, which total 2,610,951 (2011) and 2,213,824 (2010), would be antidilutive and decrease loss per share. Therefore, there is no diluted loss per share presented in 2011 and 2010.

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

During the year ended December 31, 2009 the Company issued 1,447,618 options to purchase shares of common stock at $0.03 per share (the market value of the common stock on the date of the grant). The options were valued at $41,333 based upon the black Scholes option pricing model (approximately a $0.0285 grant date fair value per option. These options were fully-vested at the date of the grant. There were no options granted during the year ended December 31, 2011. .

The fair value of options and warrants granted to purchase FFFC and HPI common stock were estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions for 2009.

2009

Expected dividend yield	0
Expected stock price volatility	351%
Risk fee interest rate	4.5%
Expected life of options	1-2 years

The Company’s stock option plan is more fully described in Note 9.

Reclassifications:

Certain minor reclassifications to amounts reported in the 2010 consolidated financial statements have been made to conform to the 2011 presentation.

2.	Summary of significant accounting policies (continued):

Recently issued accounting pronouncements:

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”.  The amendment results in a consistent definition of fair value and ensures the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (“IFRS”). This amendment changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This amendment will be effective for the Company on January 1, 2012. Based on current operations, the adoption is not expected to have a material effect on our consolidated financial position or results of operations.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, “Comprehensive Income (Topic 220), and Presentation of Comprehensive Income”.  ASU 2011-05 amends the presentation of other comprehensive income and the Statement of Consolidated Operations. Under this amendment, entities will be required to present the total of comprehensive income, the components of net income,  and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of which reporting option is selected, the Company is required to present on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented.   The current option to report other comprehensive income and its components in the statement of changes in equity has been eliminated. This amendment will be effective for the Company on January 1, 2012 and full retrospective application is required. We do not anticipate that this amendment will have a material impact on our financial statements.

Effecting certain sections covered under ASU 2011-05,  in December, 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220)”, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in ASU 2011-05”.  The pronouncement is effective for fiscal years and interim periods beginning January 1, 2012 with retrospective application for all comparative periods presented.  The Company’s adoption of the new standard is not expected to have a material effect on our consolidated financial position or results of operations.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment”.  ASU 2011-08 amends the required annual impairment testing of goodwill by providing an entity an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test under Topic 350-24 and Topic 350-20-35-9 is unnecessary.  However, if an entity concludes otherwise, then it is required to perform the impairment testing under Topic 350-24 by calculating the fair value of the reporting unit and comparing the results with the carrying amount.  If the fair value exceeds the carrying amount, then the entity must perform the second step test of measuring the amount of the impairment test under Topic 350-20-35-9.

An entity has the option to bypass the qualitative assessment and proceed directly to the two step goodwill impairment test.  Additionally, the entity has the option to resume with the qualitative testing in any subsequent period.  The amendment will be effective for the Company on January 1, 2012. Based on

2.	Summary of significant accounting policies (continued):

Recently issued accounting pronouncements (continued):

current operations, the adoption is not expected to have a material effect on our consolidated financial position or results of operations.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities”.  The guidance in this update requires us to disclose information about offsetting and related arrangements to enable users of our financial statements to understand the effect of those arrangements on our financial position.  The pronouncement is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented.  Our adoption of the new standard is not expected to have a material effect on our consolidated financial position or results of operations.

3. Notes and interest receivable:

Notes and interest receivable at December 31, 2011 and 2010, consist of the following:

	2011	2010
Note receivable, ISI; interest at 6%; matured April 2007; currently in default	$50,000	$50,000

Note receivable (Denaris) from Paymaster Jamaica (see Redemption Agreement) (Note 1); interest at 10%, collateralized by a pledge of Paymaster Jamaica common shares by Paymaster Jamaica's president; note matured in August 15, 2008; currently in default; payments of interest only due semi-annually beginning August 15, 2003 through maturity (received payments of $100,000 through December 31, 2010); a valuation allowance of $250,000 has been recorded against this receivable at December 31, 2010 [A]	-	339,575

Note receivable from Coast ATM, LLC; interest at 10%; maturity November 2005; a valuation allowance of $50,000 has been recorded against this receivable at December 31, 2011 and 2010, respectively; in default and non-performing [B]	50,000	50,000
	100,000	439,575
Less current maturities	(50,000)	(139,575)

Notes and interest receivable, net of current portion, before valuation allowance	50,000	300,000
Less valuation allowance	(50,000)	(300,000)

Notes and interest receivable, long-term	$0	$0

[A] On March 30, 2011, the Company and Paymaster agreed to restructure the Note receivable (“Term Sheet”). Pursuant to the Term Sheet, the parties agreed to convert the remaining balance of the Note receivable into Cumulative Convertible Redeemable Preference Shares with a value of $400,000, with

3. Notes and interest receivable (continued):

an annual dividend of 7.5% over thirty-six (36) months. Additionally, the company has certain conversion rights and redemption rights.

[B]

The Company is no longer accruing interest on these non-performing loans due to uncertainty as to substantial collection.

Changes in the allowance for notes and interest receivable for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010

Balances, beginning of year	$300,000	$300,000
Additions charged to costs and expenses
(deducted from notes receivable)	-	-
Deductions credited to costs and expenses
(added to notes receivable)	-	-
Reclassification of the allowance to long term investments (See footnote 4)
settlements	(250,000)	-

Balances, end of year	$50,000	$300,000

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

5. Accrued liabilities:

Accrued liabilities at December 31, 2011 and 2010 were $3,441,199 and $2,765,062 respectively, and were comprised of:

	2011	2010

Legal fees	$474,576	$415,607
Interest	2,030,380	1,579,101
Accounting fees	-	7,458
Consultants and advisors	506,950	388,050
Director’s fees	204,159	179,159
Registration rights	98,013	98,013
Other	127,121	97,674

	$3,441,199	$2,765,062

6. Promissory notes, including related parties and current portions of long-term debt and debenture payable:

Promissory notes, including related parties and current portions of long-term debt at December 31, 2011 and 2010, consist of the following:

	2011	2010

Promissory notes payable:

Various, including related parties of $423,208 (2011) and $498,463 (2010); interest rate ranging from 8% to 10%	$665,933	$673,788

Notes payable; interest rates ranging from 9% to 15%; interest payable quarterly; the notes are unsecured, matured on February 28, 2008; currently in default and past due [A]	2,090,719	2,090,719

	$2,756,652	$2,764,507

The weighted average interest rate on short-term borrowings was 17.1%, 17.1% and 17.8% in 2011, 2010 and 2009, respectively.

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

The chairman of the board of the Company has personally guaranteed up to $1 million of the Restructured Notes and two other non-related individuals each guaranteed $500,000 of the Restructured Notes. In consideration of their guarantees the Company granted warrants to purchase a total of 1,600,000 shares of common stock of the Company at an exercise price of $0.50 per share. The warrants were valued at $715,200 using the Black-Scholes option pricing model and are being amortized over the one-year term of the Restructured Notes. The warrants were never exercised and expired in March 2010.

6. Promissory notes, including related parties and current portions of long-term debt (continued):

In January 2008, the Company and the three guarantors received a complaint filed by the financial advisor (acting as agent for the holders of the Restructured Notes) and the holders of the Restructured Notes. The claim is seeking $1,946,250 plus per diem interest beginning January 22, 2008 at the rate of twenty percent (20%) per annum plus $37,000 due the financial advisor for unpaid fees. The court has ruled in favor of a motion for summary judgment filed by certain of the plaintiffs. On August 18, 2009, a judgment has been entered in the total amount of $2,487,250 in principal and interest on the notes, $40,920 in related claims and $124,972 in attorney’s fees and expenses. The Company is not aware of any payments having been make by any of the guarantors and accordingly, the company continues to include these liabilities on its December 31, 2011 balance sheet.

Debenture payable:

In June 2011, the Company entered into a note agreement with an unafilliated investor for the issuance of a convertible promissory note in the amount of $25,000 (the “Note”). Among other terms the Note is due nine months from its issuance date, bears interest at 8% per annum, payable in cash or shares at the Conversion Price as defined herewith, and are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 50% of the average of the lowest three trading prices (as defined in the note agreements) per share of the Company’s common stock for the ten trading days immediately preceding the date of conversion. Upon the occurrence of an event of default, as defined in the Note, the Company is required to pay interest at 22% per annum and the holders may at their option declare the Note, together with accrued and unpaid interest, to be immediately due and payable. In addition, the Note provides for adjustments for dividends payable other than is shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company. The Company may at its own option prepay the Note and must maintain sufficient authorized shares reserved for issuance under the Note.

We received net proceeds of $22,500 after debt issuance costs of $2,500 paid for lender legal fees. These debt issuance costs will be amortized over the terms of the Note, and accordingly $1,944 has been expensed as debt issuance costs (included in interest expense) during the period ended December 31, 2011.

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

At December 31, 2011, the Company revalued $25,000, the balance of the 2010 Convertible Note. For the period from their issuance to December 31, 2011, the Company increased the derivative liability of $44,286 by $2,381 resulting in a derivative liability balance of $46,667 at December 31, 2011. Also included in the derivative liability balance is $648,000 related to the HPI stock price guaranty settlement.

The fair value of the Note was calculated at December 31, 2011 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$46,667	9 months	$0.03	554%	0.02%

7.	Commitments and contingencies:

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

Operating lease:

Effective February 1, 2011 through December 31, 2011 the Company rented office space in West Palm Beach, FL., for $900 per month. Effective January 1, 2012 the Company is utilizing space in an office rented by a Company controlled by our Acting President.

Rent expense for the years ending December 31, 2011 and 2010 was approximately $13,050 and $23,058

Consulting agreement:

In conjunction with the Asset Sale, an officer signed a five-year non-compete agreement with the buyer and also signed a release, waiving his right to any future commissions that he was previously entitled to. The Company agreed to compensate the officer $100,800 annually, over the five-year term of the non-compete agreement. Such compensation is to be applied to reduce the loan and interest receivable from the officer. If the officer breaches his non-compete agreement, the officer is no longer entitled to compensation and will be liable for any amount remaining on the loan. Accordingly, during 2011 and 2010, the Company recorded consulting expenses of $51,766 and $100,800 respectively, and the interest and note receivable from the officer has been reduced by $51,766 for 2011 (Note 9). As of December 31, 2011 the loan balance was zero.

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

Income tax expense for 2011 and 2010 is as follows:

	2011	2010

Current:
Federal	$-	$-
State	-	-

	-	-

Deferred:
Federal	1,007,000	1,028,000
State	119,000	21,000
Valuation allowance	(1,126,000)	(1,149,000)

	-	-

	$-	$-

The following is a summary of the Company’s deferred tax assets and liabilities at December 31, 2011 and 2010:

8.	Income taxes (continued):

	2011	2010

Deferred tax assets - current:
Stock-based compensation and other	$874,000	$874,000
Net operating loss carry forwards	252,000	275,000
	1,126,000	1,149,000

Less valuation allowance	(1,126,000)	(1,149,000)

Net deferred tax assets	$-	$-

A reconciliation between the expected tax expense (benefit) and the effective tax rate for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010

Statutory federal income tax rate	(34%)	(34%)
State taxes, net of federal income tax	(4%)	(4%)
Effect of change in valuation allowance	-	-
Non deductible expenses and other	38%	38%

	0%	0%

At December 31, 2006, the Company had utilized all of its net operating loss carryforwards available for federal and state income tax purposes. For the year ended December 31, 2011, the Company had a tax net operating loss carry forward of approximately $3,720,000. Any unused portion of this carry forward expires in 2029. Utilization of this loss may be limited in the event of an ownership change pursuant to IRS Section 382. The Company’s valuation allowance decreased $23,000 during the year ended December 31, 2011.

9. Stockholders’ equity deficiency:

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

9. Stockholders’ equity deficiency (continued):

Stock options (continued):

under the Plan to purchase shares of common stock at an exercise price of $1.10 per share (the market value of the common stock at the date of the grant).

There were no options granted during the years ended December 31, 2011 and 2010.

All options outstanding at December 31, 2011 are fully vested and exercisable. A summary of outstanding balances at December 31, 2011 is as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Options	exercise price	Remaining contractual life	Value

Outstanding at January 1, 2011	330,000	$1.03	4.98	$0

Outstanding at December 31, 2011	330,000	$1.03	3.98	$0

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

Warrants:

During the year ended December 31, 2009 the company issued warrants to purchase 1,447,618 shares of common stock. The warrants have an exercise price of $0.03 per share, and expire April 2012. The Company recorded $41,333 of stock compensation expense for the year ended December 31, 2009.

A summary of the activity of the Company’s outstanding warrants during 2011 and 2010 is as follows:

9. Stockholders’ equity deficiency (continued):

Warrants (continued):

	Warrants	Weighted-average exercise price	Weighted-average grant date fair value	Aggregate intrinsic value

Outstanding and exercisable at January 1, 2010	4,033,824	$ 0.39	$ 0.34	$ 0

Expired	(2,150,000)	(0.50)	(0.44)

Outstanding and exercisable at December 31, 2010	1,883,824	0.14	0.12	0

Expired	(436,206)	(1.00)	(0.81)	0

Outstanding and exercisable At December 31, 2010	1,447,618	$ 0.03	$ 0.028	$ 0

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of December 31, 2011.

Exercise price range	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining life

$0.03	1,447,618	$ 0.03	.40

	1,447,618	$ 0.03	0.40

The fair value of warrants granted to purchase the Company’s common stock were estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for the grants for the years ended December 31, 2009.

2009

Expected dividend yield	0
Expected stock price volatility	351%
Risk fee interest rate	4.5%
Expected life of warrants	1-2 years

9. Stockholders’ equity deficiency (continued):

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

The following table summarizes the activity in these accounts for 2011 and 2010.

	2011		2010

Beginning principal balances		$51,766	$152,566

Consulting fees applied to officer’s receivable		(51,766)	(100,800)

Ending principal and interest balances	$	---	$51,766

The above balances are presented as a reduction of stockholders’ equity on the accompanying consolidated balance sheets and all are related to former Chex officer.

10. Prior events:

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

Pursuant to the APA and the TSA, FFFC and Chex owed Game approximately $300,000. Game, FFFC and Chex agreed to settle the balance due for $275,000 (included in accounts payable on the balance sheet presented herein) with payment terms. FFFC and Chex have not made any of the payments stipulated in the settlement and subsequently Game filed a complaint against Chex, FFFC and HPI seeking approximately $318,000. The Company has agreed to a judgment of $329,146, comprised of the $275,000, attorney fees of $15,277 (included in accounts payable on the balance sheet presented herein, and attorney fees of $38,869 (included in accrued liabilities on the balance sheet presented herein). FFFC and Chex have agreed to indemnify HPI.

10. Prior events (continued):

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

After the closing of the Redemption Agreement, HPI held 3,500,000 shares of FFFC common stock, constituting approximately 34.3% of FFFC’s outstanding common stock at December 31, 2011. These shares have been pledged as collateral on certain notes of HPI. During 2008 as a result of the assumption of this debt by HPI Partners, LLC., (“HPIP”) and the subsequent foreclosure by the debt holders upon HPIP. HPIP owns the 3.5 million shares. The principal managers of HPIP are Messrs. Fong and Olson. Mr. Fong is the Chairman and CEO of FFFC and Mr. Olson was the secretary of FFFC through September 30, 2011, the date of his resignation.

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

Messrs. Chaudhary and Dilawari are directors of HPI. GHTI is the majority shareholder of HPI. Ricky Gurdish Gujral is the former chief executive officer of HPI. The complaint alleges fraud, misappropriation of corporate opportunity and breach of fiduciary duty by the Defendants relating to the merger of Equitex, Inc. and Hydrogen Power, Inc., the Sublicense Agreement with GHTI, and payments to Ricky Gurdish Gujral. The complaint seeks the appointment of a receiver to take possession of the property and assets of HPI and to manage and operate HPI pending completion of the action. The complaint also seeks damages in the excess of $3,000,000, exemplary damages, attorney’s fees plus interest and costs and any other relief the court finds just and proper. On January 25, 2008, the Superior Court appointed a receiver of HPI with respect to HPI’s assets. Some assets have been recovered by the Receiver. One of the defendants has filed a counterclaim asserting that the action is frivolous; the Plaintiffs have denied the counterclaim in its entirety. GHTI has sought arbitration regarding ownership of certain patent applications and other intellectual property. GHTI was granted a stay of this case until the arbitration is complete.

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

11. Subsequent events:

Management has determined that there are no further events subsequent to the balance sheet date that should be disclosed in these financial statements.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	The following documents are filed as a part of this report immediately following the signature page.

1.	Financial Statements and Supplementary Data

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated financial statements:
Consolidated balance sheets - December 31, 2011 and 2010	F-2
Consolidated statements of operations - years ended December 31, 2011 and 2010	F-3
Consolidated statements of stockholders’ equity deficiency Years ended December 31, 2011 and 2010	F-4
Consolidated statements of cash flows - years ended December 31, 2011 and 2010	F-5
Notes to consolidated financial statements	F-6 – F-25

2.	Financial Statements Schedules.

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

Date: April 13, 2012	FASTFUNDS FINANCIAL CORPORATION (Registrant)
By /S/ BARRY HOLLANDER
Acting Chief Executive Officer Principal Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 13, 2012	/S/ BARRY HOLLANDER
Barry Hollander, Acting Chief Executive Officer

Date: April 13, 2012	/S/ HENRY FONG
Henry Fong, Director