Form 10-Q
period 2012-03-31
FASTFUNDS FINANCIAL CORP
filed 2012-05-21
CIK 779956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended March 31, 2012

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission File No. 000-33053

FASTFUNDS FINANCIAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Nevada	87-0425514
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

319 Clematis Street, Suite 400

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

[X]Yes [ ]No

Indicate by a check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b.2 of the Exchange Act).

[ ] Yes [X] No

Number of shares of common stock outstanding at May 15, 2012: 10,212,456

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

PART I	FINANCIAL INFORMATION		Page

	Item 1.	Financial statements:

		Condensed consolidated balance sheets - March 31, 2012 (unaudited) and December 31, 2011	2

		Condensed consolidated statements of operations three months ended March 31, 2012 and 2011 (unaudited)	3

		Condensed consolidated statement of changes in stockholders' equity deficiency - three months ended March 31, 2012 (unaudited)	4

		Condensed consolidated statements of cash flows – three months ended March 31, 2012 and 2011 (unaudited)	5

		Notes to condensed consolidated financial statements (unaudited)	6-13

	Item 2.	Management's discussion and analysis of financial condition and results of operations	14-17

	Item 3.	Quantitative and qualitative disclosures of market risk	18

	Item 4T	Disclosure controls and procedures	19-20

PART II	OTHER INFORMATION

	Item 1.	Legal proceedings	21

	Item 2.	Unregistered sales of equity securities and use of proceeds	21

	Item 3.	Defaults upon senior securities	21

	Item 4.	Mine Safety Disclosures	21

	Item 5.	Other information	21

	Item 6.	Exhibits	21

	Signatures

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$226	$253
Accounts receivable, net of allowance of $30 (2012) and $75 (2011)	74,785	71,992
Current portion of notes and advances receivable (Note 3)	50,000	50,000
Other current assets	213	770

Total current assets	125,224	123,015

Accounts receivable	105,000	105,000
Intangible and other assets	200	200
Long term investments (Note 4)	89,575	89,575

	194,775	194,775

	$319,999	$317,790

LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

Current liabilities:
Cash overdraft	$-	$-
Accounts payable	777,112	774,800
Due to HPI (Note 7)	75,000	75,000
Accrued expenses, including related parties $759,440 (2012) and $674,609 (2011) (Note 5)	3,610,456	3,441,199
Promissory notes and current portion of long-term debt (Note 5), including related parties
of $423,403 (2012) and $423,208 (2011)	2,756,847	2,756,652
Litigation contingency (Note 7)	2,484,922	2,484,922
Debenture payable, net	25,000	18,703
Derivative liabilities (Notes 6 and 8)	693,000	694,667

Total current liabilities	10,422,337	10,245,943

Commitments and contingencies (Notes 5, 6,and 7)

Stockholders' equity deficiency (Note 8):
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding
Common stock, $.001 par value; 250,000,000 shares authorized; 19,129,800 shares issued
and 10,212,456 shares outstanding	19,130	19,130
Additional paid-in capital	17,216,715	17,216,715
Notes, advances and interest receivable, related parties	-	-
Common treasury stock at cost; 8,917,344 shares	(4,547,845)	(4,547,845)
Accumulated deficit	(22,790,338)	(22,616,153)

Total stockholders' equity deficiency	(10,102,338)	(9,928,153)

	$319,999	$317,790

 See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THRE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

	2012	2011

Fee revenue, net	$9,392	$11,538

Operating expenses:
Processing fees	7,586	9,879
Returned checks (collected)	(100)	(864)
Other	1,336	1,630

Total operating expenses	8,822	10,645

Gross profit	570	893

Selling, general and administrative	58,401	68,428
Depreciation and amortization	-	25,200

Loss from operations	(57,831)	(92,735)

Other income (expense):
Interest expense including related party interest of $9,739
(2012) and $10,235 (2011)	(125,521)	(118,378)
Dividend and fee income	7,500
Derivative liability expense	1,667
Total other expense	(116,354)	(118,378)

Net loss	$(174,185)	$(211,113)

Net loss per share	$(0.02)	$(0.02)

Weighted average number of common shares outstanding
Basic and diluted	10,212,456	10,212,456

  See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY DEFICIENCY

FOR THE THREE MOINTHS ENDED MARCH 31, 2012 (UNAUDITED)

			Additional			Total
	Common stock		paid-in	Common stock	Accumulated	stockholders'
	Shares	Amount	capital	treasury	deficit	equity deficiency

Balances, January 1,2012	19,129,800	$19,130	$17,216,715	$(4,547,845)	$(22,616,153)	$(9,928,153)

Net loss					(174,185)	(174,185)

Balances, March 31, 2012	19,129,800	$19,130	$17,216,715	$(4,547,845)	$(22,790,338)	$(10,102,338)

 See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

	2012	2011
Cash flows from operating activities:
Net loss	$(174,185)	$(211,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of non compete agreement	-	25,200
Amortization of discount on convertible note	6,297	-
Fair market value change in derivative liability	(1,667)	-
Amortization of deferred financing costs	557	-
Decrease (increase) in assets:
Accounts receivable	(2,793)	(828)
Increase (decrease) in liabilities
Accounts payable	2,312	1,545
Accrued expenses	169,257	179,214
Net cash used in operating activities	(222)	(5,982)

Cash flows from investing activities:
Repayments on notes and interest receivable	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities:
Increase (decrease in) in checks issued in excess of cash in bank	-	811
Borrowings on notes and loans payable, other	1,500	-
Borrowings on notes and loans payable, related	3,875	4,400
Repayments on notes and loans payable, related	(3,680)	(1,100)
Repayments on notes and loans payable, other	(1,500)	-
Net cash provided by financing activities	195	4,111

Net increase in cash and cash equivalents	(27)	(1,871)
Cash and cash equivalents, beginning	253	2,045

Cash and cash equivalents, ending	$226	$174

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

 See notes to condensed consolidated financial statements.

FastFunds Financial Corporation And Subsidiaries

Notes To Condensed Consolidated Financial Statements

Three Months Ended March 31, 2012

1.	Business and organization, basis of presentation, asset sale and management’s plans:

Business and organization:

FastFunds Financial Corporation (“FFFC” or the “Company”) is a holding company, and through January 31, 2006, operated primarily through its wholly-owned subsidiary Chex Services, Inc. (“Chex”). As disclosed in the December 31, 2011 Form 10-K, FFFC also has several other non-operating wholly-owned subsidiaries. FFFC and its subsidiaries are referred to as (the “Company”).

Chex, a Minnesota corporation, provided financial services prior to the sale of substantially all of Chex’s assets, which primarily consisted of check cashing, automated teller machine (ATM) access, and credit card advances to customers primarily at Native American owned casinos and gaming establishments (the “Asset Sale”).

Basis of presentation:

Unaudited financial statements:

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for all stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (SEC) on April 13, 2012. Interim results of operations for the three months ended March 31, 2012 and 2011 are not necessarily indicative of future results for the full year. Certain amounts from the 2011 periods have been reclassified to conform to the presentation used in the current period.

Going concern and management’s plans:

In the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. The Company’s interim financial statements for the three months ended March 31, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $174,185 for the three months ended March 31, 2012 and has a working capital deficit of approximately $10,103,000 and accumulated deficit of approximately $22,790,300 as of March 31, 2012. Moreover, the Company presently has no significant ongoing business operations or sources of revenue and has little resources with which to obtain or develop new operations.

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

 2. Summary of significant accounting policies:

A summary of our significant accounting policies is included in our 2011 Annual Report on Form 10-K.

Net loss per share:

Net loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants and common stock underlying convertible promissory notes at March 31, 2012 and 2011 was 4,277,618 and 1,777,618 respectively and are not considered in the calculation for the three months ended March 31, 2012 and 2011, as the impact of the potential common shares would be to decrease loss per share. Therefore, diluted loss per share for the three months ended March 31, 2012 and 2011 is equivalent to basic loss per share.

Recent Accounting Pronouncements Not Yet Adopted:

As of the date of this report, there are no recent accounting pronouncements that have not yet been adopted that we believe would have a material impact on our financial statements.

3.	Notes and interest receivable:

Notes and interest receivable at March 31, 2012 and December 31, 2011, consist of the following:

	March 31,	December 31,
	2012	2011

Note receivable, ISI; interest at 6%; matured April 2007; currently in default	$50,000	$50,000

Note receivable from Coast ATM, LLC; interest at 10%; matured November 2005; currently in default; a valuation allowance of $50,000 has been recorded against this receivable at March 31, 2012 and December 31, 2011; is in default and non-performing [A]	50,000	50,000

	100,000	100,000
Less current maturities	50,000	(50,000)

Notes and advances receivable, net of current portion, before valuation allowance	50,000	50,000
Less valuation allowance	(50,000)	(50,000)

Notes receivable, long-term	$-	$-

[A]	The Company is no longer accruing interest on these non-performing loans due to uncertainty as to collection.

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

5. Accrued liabilities:

Accrued liabilities at March 31, 2012 and December 31, 2011 were $3,610,456 and $3,411,199 respectively, and were comprised of:

	2012	2011

Legal fees	$489,576	$474,576
Interest	2,149,047	2,030,380
Consultants and advisors	533,150	506,950
Director’s fees	210,409	204,199
Registration rights	98,013	98,013
Other	130,261	127,121

	$3,610,456	$3,441,199

6.	Promissory notes, including related and current portions of long-term debt, and debenture payable

Promissory notes, including related parties and current portions of long-term debt at March 31, 2012 and December 31, 2011, consist of the following:

	March 31,	December 31,
	2012	2011

Promissory notes payable:

Various related parties, interest rate 8% to 10% [A]	$423,403	$423,208

Various other, interest rate ranging from 8% to 10%	242,725	242,725

Notes payable; interest rates ranging from 9% to 15%; interest payable quarterly; the notes are unsecured, matured on February 28, 2008; currently in default and past due [B]	2,090,719	2,090,719

	$2,756,847	$2,756,652

[A]	Pursuant to a November 4, 2011 Board of director resolution, these notes are convertible.

[B]	These notes payable (the “Promissory Notes”) originally became due on February 28, 2007. The Company renewed $283,000 of the Promissory Notes on the same terms and conditions as previously existed. In April 2007 the Company, through a financial advisor, restructured $1,825,000 of the Promissory Notes (the “Restructured Notes”). The Company has accrued an expense of $36,500 to compensate the financial advisor 2% of the Restructured Notes as well as having issued 150,000 shares of common stock to the financial advisor. The Restructured Notes carry a stated interest rate of 15% (a default rate of 20%) and matured on February 28, 2008. The Company has not paid the interest due since June 2007, and no principal payments on the Promissory Notes have been made since 2008 and accordingly, they are in default.

The chairman of the board of the Company has personally guaranteed up to $1 million of the Restructured Notes and two other non-related individuals each guaranteed $500,000 of the Restructured Notes. In consideration of their guarantees the Company granted warrants to purchase a total of 1,600,000 shares of common stock of the Company at an exercise price of $0.50 per share, expiring in March 2010. The warrants were valued at $715,200 using the Black-Scholes option pricing model and were amortized over the one-year term of the Restructured Notes. The warrants expired in March 2010.

In January 2008, the Company and the three guarantors received a complaint filed by the financial advisor (acting as agent for the holders of the Restructured Notes) and the holders of the Restructured Notes. The claim is seeking $1,946,250 plus per diem interest beginning January 22, 2008 at the rate of twenty percent (20%) per annum plus $37,000 due the financial advisor for unpaid fees. The court has ruled in favor of a motion for summary judgment filed by certain of the plaintiffs have had a judgment was entered on August 18, 2009 in the total amount of $2,487,250 in principal and interest on the notes, $40,920 in related claims and $124,972 in attorney’s fees and expenses. The Company is not aware of any payments being made by any of the guarantors and accordingly, the Company includes these liabilities on the March 31, 2012 balance sheet.

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

We received net proceeds of $22,500 after debt issuance costs of $2,500 paid for lender legal fees. These debt issuance costs will be amortized over the terms of the Note, and accordingly $557 has been expensed as debt issuance costs (included in interest expense) during the three months ended March 31, 2012.

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

As of December 31, 2011, the Company revalued $25,000, the balance of the 2010 Convertible Note. For the period from their issuance to December 31, 2011, the Company increased the derivative liability of $44,286 by $2,381 resulting in a derivative liability balance of $46,667 at December 31, 2011.

As of March 31, 2012, the Company revalued $25,000, the balance of the 2010 Convertible Note. For the period from January 1, 2012 to March 31, 2012, the Company decreased the derivative liability of $46,667 by $1,667 resulting in a derivative liability balance of $45,000 at March 31, 2012.

The fair value of the Note was calculated at March 31, 2012 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$45,000	9 months	$0.01	502%	0.07%

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

Consulting agreement:

In conjunction with the Asset Sale, a former FFFC director and Chex officer signed a five-year non-compete agreement with the buyer and also signed a release, waiving his right to any future commissions that he was previously entitled to. The Company agreed to compensate the officer $100,800 annually, over the five-year term of the non-compete agreement. Such compensation is to be applied to reduce the loan and interest receivable due from the officer (Note 7). If the officer breaches his non-compete agreement, the officer is no longer entitled to compensation and will be liable for any amount remaining on the loan. During the three months ended March 31, 2011, the Company recorded consulting expenses of $25,200. As of December 31, 2011 the loan balance was zero and accordingly, there will be no further expenses.

HPI Stock Price Guaranty:

In May 2006, HPI and the Company negotiated a settlement regarding convertible notes with a face value of $200,000 issued by the Company, whereby HPI issued 180,000 shares of its common stock. In connection with the Settlement Agreement, a Stock Sale and Lock-up Agreement, Registration Agreement and an Escrow Agreement were also entered into (the “Agreements”). Terms of the Agreements stipulate a price protection clause whereby the Company under certain circumstances must reimburse the former debt holders if the market price of the HPI common stock issued to them in the settlement is below $4.00 per share at the time they sell the stock.  As a result, the Company has included a derivative liability due to the debt holders on its’ balance sheet as of March 31, 2012 and December 31, 2011 of $648,000.

8. Stockholders’ equity deficiency:

Warrants and options:

The Company did not issue any warrants or options for the three months ended March 31, 2012. A summary of outstanding warrant balances at January 1, and March 31, 2012 is as follows:

	Warrants	Weighted-Average exercise price	Weighted- Average grant date fair value
Outstanding at January 1 and March 31,2012	1,447,618	$ .03	$ .28

Options are generally granted with an exercise price equal to the Company’s market price of its common stock on the date of the grant and vest immediately upon issuance. All options outstanding at March 31, 2012 are fully-vested and exercisable. A summary of outstanding balances at January 1, and March 31, 2012 is as follows:

	Options	Weighted-Average exercise price	Weighted-Average remaining contractual life	Aggregate intrinsic Value
Outstanding at January 1, 2011	330,000	$ 1.03	3.98	$ -
Outstanding at March 31, 2012	330,000	$ 1.03	3.73	$ -

9. Prior events:

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

On January 18, 2008, the Company filed a complaint in the Superior Court of Washington in King County (the “Superior Court”). The complaint was filed by FastFunds Financial Corporation, Daniel Bishop, Barbara M. Schaper, HP Services LLC, VP Development Corporation, and Gulfstream Financial Partners, LLC (collectively, the “Plaintiffs”) against Dilbagh Singh Gujral, Ricky Gurdish Gujral, Virendra Chaudhary,Gurinder Dilawari, Global Hydrofuels Technology, Inc. (“GHTI”) and Hydrogen Power, Inc. (collectively, the “Defendants”).

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

10. Subsequent events:

Management performed an evaluation of the Company’s activity through the date these financials were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

GENERAL

FastFunds Financial Corporation (“FFFC”) is a holding company and through January 31, 2006 operated primarily through its wholly-owned subsidiary Chex Services, Inc. (“Chex”). As disclosed in the December 31, 2011 10-K, FFFC also has several other non-operating wholly-owned subsidiaries. FFFC and its subsidiaries are referred to as (the “Company”).

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

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2011 and 2010. The financial statements presented for the three months ended March 31, 2012 and 2011 include FFFC and its wholly-owned subsidiaries.

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

The Company’s financial statements for the three months ended March 31, 2012 and 2011 have been prepared on a going concern basis, which contemplates the realization of its remaining assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred significant losses since its inception and has a working capital deficit of approximately $10,103,000 and an accumulated deficit of approximately $22,790,300 as of March 31, 2012. Moreover, it presently has minimal ongoing business operations or sources of revenue, and little available resources with which to obtain or develop new operations.

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

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2012, net cash used in operating activities was $222 compared to $5,982 for the three months ended March 31, 2011. Net loss was $174,185 and $211,113 for the three months ended March 31, 2012 and 2011, respectively. The net loss for the three months ended March 31, 2012 includes $6,854 related to amortization, and was partially offset by the change in the fair value of a derivative liability of $1,667 for the three months ended March 31, 2012. Included in the net loss for the three months ended March 31, 2012 was $25,200 for amortization.

There was no cash provided by or used in investing activities for the three months ended March 31, 2012, and 2011.

Net cash provided by financing activities for the three months ended March 31, 2012 was $195 compared to $4,111 for the three months ended March 31, 2011. The activity for the three months ended March 31, 2012 is the Company received net proceeds of $5,375 on the issuance of notes payable, and repaid $5,180 of notes payable. For the three months ended March 31, 2011, the Company received proceeds of $4,400 on the issuance of notes payable and repaid $1,100 of notes payable.

For the three months ended March 31, 2012, cash and cash equivalents decreased by $27 compared to a decrease of $1,871 for the three months ended March 31, 2011. Ending cash and cash equivalents at March 31, 2012 was $226 compared to $174 at March 31, 2011.

We have limited cash and cash equivalents on hand and need to raise funds to continue to be able to support our operating expenses and to meet our other obligations as they become due. Sources available to us that we may utilize include the sale of our or HPI’s equity securities, as well as the exercise of outstanding options and warrants, which may cause dilution to our stockholders.

REVENUES

Total revenues for the three months ended March 31, 2012 were $9,392 compared to $11,538 for the three months ended March 31, 2011. Revenues in all periods consist of credit card income on Nova’s remaining portfolio.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2012, were $8,822 compared to $10,645 for the three months ended March 31, 2011. Expenses were primarily comprised of costs related to third party servicing fees of Nova’s remaining credit card portfolio.

CORPORATE OPERATING EXPENSES

Corporate operating expenses for the three months ended March 31, 2012 were $58,401 compared to $93,628 for the three months ended March 31, 2011. The expenses were comprised of the following:

	Three months ended March 31,
	2012	2011

Accounting, legal and consulting	$ 54,000	$ 85,450
Other	4,401	8.178
	$ 58,401	$ 93,628

For the three months ended March 31, 2012 and 2010 corporate operating expenses are primarily related to FFFC.

Accounting, legal and consulting expenses decreased for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The decrease in the current period was primarily a result of decreases in consulting fees related to a non-compete agreement that has expired. FFFC has consulting agreements with two officers who provide various consulting services to the Company. These continuing agreements require the Company to pay approximately $9,000 per month.

OTHER INCOME (EXPENSE)

Other expenses, net for the three months ended March 31, 2012 were $116,354 compared to $118,378 for the three months ended March 31, 2011. Included in the current period was interest expense of $125,521, which was partially offset by $7,500 of dividend income on the Paymaster investment and $1,667 related to the change in the fair market value on the $25,000 convertible note.

INCOME TAX EXPENSE

There was no income tax expense for the three months ended March 31, 2012 and 2011.

CONTRACTUAL OBLIGATIONS

No material changes outside the ordinary course of business during the quarter ended March 31, 2012.

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

Our significant accounting policies are described in more detail in our 2011 Annual Report on Form 10-K.

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

The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiary are exposed relate to the market prices of common stock of HPI and the Company. The Company has only fixed rate debt at March 31, 2012 and December 31, 2011.

	March 31,	December 31,
	2012	2011

Derivative liabilities (1)	$ 693,000	$ 694,667

	$ 693,000	$ 694,667

(1) The Company has given a price guaranty under certain circumstances to former noteholders on the value of 180,000 shares of HPI common stock they received in a settlement of $4.00 per share. At December 31, 2011 and March 31, 2012, the common stock had a market value of $0. Accordingly, as of March 31, 2012 the Company has recorded a liability of $648,000. Additionally as of March 31, 2012 the Company is including in derivative liabilities $45,000 resulting from the fair value of $25,000 subordinated debenture (see footnote 6 to the financial statements).

ITEM 4T. DISCLOSURE CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Acting Chief Executive Officer (the "CEO") of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that review and evaluation, the CEO has concluded that as of March 31, 2012 disclosure controls and procedures, were not effective to ensure that information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company first intends to focus its’ efforts on stabilizing the business as a going concern, and secondly, designing and installing effective controls as soon as cash flow, and funding to do so become available.

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
19

Our management, including our CEO does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of internal control, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may still occur.

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

Item 4. Mine Safety Disclosures

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

FastFunds Financial Corporation
(Registrant)

Date: May 21, 2012	By: /s/ Barry Hollander
Barry Hollander
Acting Chief Executive Officer
Principal Executive Officer and
Principal Accounting Officer