Form 10-Q
period 2012-06-30
FASTFUNDS FINANCIAL CORP
filed 2012-08-20
CIK 779956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended June 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission File No. 000-33053

FASTFUNDS FINANCIAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Nevada	87-0425514
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

319 Clematis Street, Suite 400

West Palm Beach, Florida 33401

(Address of principal executive offices) (Zip code)

(561) 514-9042

(Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐No

Indicate by a check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer☐	Accelerated filer☐
Non-accelerated filer☐	Smaller reporting company☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b.2 of the Exchange Act). ☐Yes ☑No

Number of shares of common stock outstanding at August 20, 2012: 194,474,830

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

PART I	FINANCIAL INFORMATION		Page
	Item 1.	Financial statements:
		Condensed consolidated balance sheets - June 30, 2012 (unaudited) and December 31, 2011	2
		Condensed consolidated statements of operations three and six months ended June 30, 2012 and 2011 (unaudited)	3
		Condensed consolidated statement of changes in stockholders' equity deficiency - six months ended June 30, 2012 (unaudited)	4
		Condensed consolidated statements of cash flows – three and six months ended June 30, 2012 and 2011 (unaudited)	5
		Notes to condensed consolidated financial statements (unaudited)	6-15
	Item 2.	Management's discussion and analysis of financial condition and results of operations	16-19
	Item 3.	Quantitative and qualitative disclosures of market risk	20
	Item 4	Disclosure controls and procedures	21-22
PART II	OTHER INFORMATION
	Item 1.	Legal proceedings	22
	Item 2.	Unregistered sales of equity securities and use of proceeds	22
	Item 3.	Defaults upon senior securities	23
	Item 4.	Mine Safety Disclosures	23
	Item 5.	Other information	23
	Item 6.	Exhibits	23
	Signatures

ITEM ONE

FINANCIAL STATEMENTS AND NOTES TO FINANCIALS

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,738	$253
Accounts receivable, net of allowance of $45 (2012) and $75 (2011)	69,702	71,992
Current portion of notes and advances receivable (Note 3)	50,000	50,000
Deferred financing costs	4,750	—
Other current assets	1,210	770
Total current assets	127,400	123,015
Accounts receivable	105,000	105,000
Intangible and other assets	200	200
Long term investments (Note 4)	89,575	89,575
	194,775	194,775
	$322,175	$317,790
LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY
Current liabilities:
Accounts payable	$718,402	$774,800
License fee payable	250,000
Due to HPI (Note 7)	75,000	75,000
Accrued expenses, including related parties $674,609 (2011) (Note 5)	3,074,109	3,441,199
Promissory notes and current portion of long-term debt (Note 5), including related parties
of $382,763 (2012) and $423,208 (2011)	2,480,482	2,756,652
Litigation contingency (Note 7)	2,484,922	2,484,922
Debenture payable, net	3,730	18,703
Derivative liabilities (Notes 6 and 8)	763,258	694,667
Total current liabilities	9,849,903	10,245,943
Commitments and contingencies (Notes 5, 6,and 7)
Stockholders' equity deficiency (Note 8):
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding
Common stock, $.001 par value; 250,000,000 shares authorized; 192,274,125 (2012) and 19,129,800
(2011) shares issued and 64,556,523 (2012) and 10,212,456 (2011) shares outstanding	192,275	19,130
Additional paid-in capital	13,732,051	17,216,715
Common treasury stock at cost; 8,917,344 (2011) shares	—	(4,547,845)
Accumulated deficit	(23,452,053)	(22,616,153)
Total stockholders' equity deficiency	(9,527,728)	(9,928,153)
	$322,175	$317,790

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Fee revenue, net	$9,316	$10,939	$18,708	$22,477
Operating expenses:
Processing fees	6,847	8,813	14,433	18,692
Returned checks (collected)	(177)	(290)	(277)	(1,154)
Other	1,100	787	2,436	2,417
Total operating expenses	7,770	9,310	16,592	19,955
Gross profit	1,546	1,629	2,116	2,522
Selling, general and administrative	41,043	93,342	99,444	186,970
Loss from operations	(39,497)	(91,713)	(97,328)	(184,448)
Other income (expense):
Interest expense including related party interest of $9,739
(2012) and $10,235 (2011)	(133,320)	(120,943)	(258,841)	(239,322)
Derivative liability expense	(41,858)	-	(40,191)	(18,334)
Dividend and fee income	7,500	10,000	15,000	10,000
Gain on debt settlement	95,460	-	95,460	-
Impairment of license	(250,000)	-	(250,000)	-
Impairment of investment in subsidiary	(300,000)	-	(300,000)	-
Total other expense	(622,218)	(110,943)	(738,572)	(247,656)
Net loss	$(661,715)	$(202,656)	$(835,900)	$(432,104)
Net loss per share	$(0.02)	$(0.02)	$(0.04)	$(0.04)
Weighted average number of common shares outstanding
Basic and diluted	32,563,209	10,212,456	21,505,997	10,212,456

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY DEFICIENCY
FOR THE SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED)

			Additional			Total
	Common stock		paid-in	Common stock	Accumulated	stockholders'
	Shares	Amount	capital	treasury	deficit	equity deficiency
Balances, January 1, 2012	19,129,800	$19,130	$17,216,715	$(4,547,845)	$(22,616,153)	$(9,928,153)
Common stock issued upon conversion of convertible debt
and accrued interest	1,455,419	1,455	23,044.58	-	-	24,500
Common stock issued for exercises of warrants	1,066,666	1,067	30,933	-	-	32,000
Cancellation and return of treasury stock	(8,917,344)	(8,917)	(4,538,928)	4,547,845	-	-
Issuance of common stock pursuant to merger agreement	30,000,000	30,000	270,000	-	-	300,000
Issuance of shares of common stock in exchange for
cancellation of accounts payable and accured expenses	10,000,000	10,000	590,000	-	-	600,000
Issuance of shares of common stock in exchange for
cancellation of notes payable	11,821,982	11,822	223,903	-	-	235,725
Reclassification of embedded derivatives upon conversion of
convertible debt	-	-	44,100	-	-	44,100
Issuance of dividend shares to shareholders of record as of
June 18, 2012	127,717,602	127,718	(127,718)	-	-	-
Net loss	-	-	-	-	(835,900)	(835,900)
Balances, June 30, 2012	192,274,125	$192,275	$13,732,051	$-	$(23,452,053)	$(9,527,728)

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

	2012	2011
Cash flows from operating activities:
Net loss	$(835,900)	$(432,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of non compete agreement	—	50,400
Amortization of discount on convertible note	9,527	2,037
Fair market value change in derivative liability	40,191	18,334
Amortization of deferred financing costs	807	277
Gain on debt settlements	(95,460)
Impairment of license	250,000
Impairment of investment in subsidiary	300,000
Decrease (increase) in assets:
Accounts receivable	2,290	(3,297)
Other current assets	(997)	—
Increase (decrease) in liabilities
Accounts payable	(5,186)	2,747
Accrued expenses	277,157	345,077
Net cash used in operating activities	(57,570)	(16,529)
Cash flows from investing activities:
Repayments on notes and interest receivable	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Proceeds from exercise of warrants	32,000	—
Borrowings on notes and loans payable, other	74,000	41,120
Borrowings on notes and loans payable, related	11,480	—
Repayments on notes and loans payable, related	(51,925)	(23,100)
Repayments on notes and loans payable, other	(1,500)	—
Payment of deferred financing costs	(5,000)	(2,500)
Net cash provided by financing activities	59,055	15,520
Net increase in cash and cash equivalents	1,485	(1,009)
Cash and cash equivalents, beginning	253	2,045
Cash and cash equivalents, ending	$1,738	$1,036
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Conversion of convertible notes to common stock	$235,725	$—
Conversion of convertible debentures to common stock	$24,500	$—
Conversion of accounts payable, accrued liabilities and
accrued interest to common stock	$676,049	$—

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED)

1.	Business and organization, basis of presentation and management’s plans:

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

On May 25, 2012, the Company entered into an Agreement Concerning the Exchange of Securities (the “Agreement”) by and among Advanced Technology Development, Inc., a Colorado corporation ("ATD"), and Carbon Capture USA, Inc., a Colorado corporation ("Carbon") and Carbon Capture Corporation, a Colorado corporation ("CCC"). ATD is a newly formed, 100% wholly owned subsidiary of the Company. Carbon is a 100% wholly owned subsidiary of CCC, which is privately held. Mr. Henry Fong, a director of the Company is the control person of CCC. Pursuant to the Agreement, ATD acquired from CCC all of the issued and outstanding common stock of Carbon in exchange for thirty million (30,000,000) newly issued unregistered shares of the Company’s common stock. ATD has also assumed the unpaid license fee of $250,000 due from Carbon to CCC.

Carbon has an exclusive US license related to provisional patent Serial number 61/077,376 and a US Patent to be issued. The patent titled, “METHOD OF SEPARATING CARBON DIOXIDE”, related to methods of decomposing a gaseous medium, more specifically, relating to methods of utilizing radio frequency energy to separate the elemental components of gases such as carbon dioxide. ATD will commence research and development with a goal of potential commercialization; subject to financing.

On July 6, 2012 The Financial Industry Regulatory Authority (“FINRA”) approved the Company's 3 to 1 forward stock split on its common stock outstanding in the form of a dividend, with a Record Date of June 18, 2012. The stock split entitled each common stock shareholder as of the Record Date to receive two (2) additional shares of common stock for each one (1) share owned. Additional shares issued as a result of the stock split were distributed on July 9, 2012 (the “Payment Date”).

Basis of presentation:

Unaudited financial statements:

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for all stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (SEC) on April 13, 2012. Interim results of operations for the three and six months ended June 30, 2012 and 2011 are not necessarily indicative of future results for the full year. Certain amounts from the 2011 periods have been reclassified to conform to the presentation used in the current period.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED)

Going concern and management’s plans:

In the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. The Company’s interim financial statements for the three and six months ended June 30, 2012 and 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $661,715 and $835,900 for the three and six months ended June 30, 2012, respectively, and has a working capital deficit of approximately $9,472,500 and accumulated deficit of approximately $23,452,053 as of June 30, 2012. Moreover, the Company presently has no significant ongoing business operations or sources of revenue and has little resources with which to obtain or develop new operations.

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

In addition to the current business operations in financial services, the Company plans on expanding its business activities into the following additional business segments:

  Technology development
  Consumer products
  Natural resources including alternative energy

The Company recently announced the acquisition of Carbon Capture USA, Inc., which holds a soon-to-be issued U.S. patent on a method of decomposing a gaseous medium using radio frequency energy to separate elementary components of gases including carbon dioxide. The Company has also been actively seeking other business opportunities in these segments.

The Company evaluates, on an ongoing basis, potential business acquisition/restructuring opportunities that become available from time to time, which management considers in relation to its corporate plans and strategies.

 2. Summary of significant accounting policies:

A summary of our significant accounting policies is included in our 2011 Annual Report on Form 10-K.

Net loss per share:

Net loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants and common stock underlying convertible promissory notes at June 30, 2012 and 2011 was 16,795,547 and 5,110,951 respectively and are not considered in the calculation for the three and six months ended June 30, 2012 and 2011, as the impact of the potential common shares would be to decrease loss per share. Therefore, diluted loss per share for the three and six months ended June 30, 2012 and 2011 is equivalent to basic loss per share.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED)

Long-lived assets:

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the second quarter of fiscal 2012, management determined the license agreement of CCUSA, our wholly owned subsidiary, and the Company’s related investment in CCUSA were impaired. See Note 9, "Impairment Charge" for a description of the impairment charges recorded as of June 30, 2012.

Recent Accounting Pronouncements Not Yet Adopted:

As of the date of this report, there are no recent accounting pronouncements that have not yet been adopted that we believe would have a material impact on our financial statements.

3.	Notes and interest receivable:

Notes and interest receivable at June 30, 2012 and December 31, 2011, consist of the following:

	June 30,	December 31,
	2012	2011
Note receivable, ISI; interest at 6%; matured April 2007; currently in default	$50,000	$50,000
Note receivable from Coast ATM, LLC; interest at 10%; matured November 2005; currently in default; a valuation allowance of $50,000 has been recorded against this receivable at June 30, 2012 and December 31, 2011; is in default and non-performing [A]	50,000	50,000
	100,000	100,000
Less current maturities	50,000	(50,000)
Notes and advances receivable, net of current portion, before valuation allowance	50,000	50,000
Less valuation allowance	(50,000)	(50,000)
Notes receivable, long-term	$—	$—

[A]	The Company is no longer accruing interest on these non-performing loans due to uncertainty as to collection.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED)

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

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED)

5. Accrued liabilities:

Accrued liabilities at June 30, 2012 and December 31, 2011 were $3,074,109 and $3,441,199 respectively, and were comprised of:

	2012	2011
Legal fees	$489,576	$474,576
Interest	2,216,120	2,030,380
Consultants and advisors	115,650	506,950
Director’s fees	50,000	204,159
Registration rights	98,013	98,013
Other	104,750	127,121
	$3,074,109	$3,441,199

6.	Promissory notes, including related and current portions of long-term debt, and debenture payable

Promissory notes, including related parties and current portions of long-term debt at June 30, 2012 and December 31, 2011, consist of the following:

	June 30,	December 31,
	2012	2011
Promissory notes payable:
Various related parties, interest rate 8% to 10% [A]	$382,763	$423,208
Various other, interest rate ranging from 8% to 10%	7,000	242,725
Notes payable; interest rates ranging from 9% to 15%; interest payable quarterly; the notes are unsecured, matured on February 28, 2008; currently in default and past due [B]	2,090,719	2,090,719
	$2,480,482	$2,756,652

[A]	Pursuant to a November 4, 2011 Board of director resolution, these notes are convertible.

[B]	These notes payable (the “Promissory Notes”) originally became due on February 28, 2007. The Company renewed $283,000 of the Promissory Notes on the same terms and conditions as previously existed. In April 2007 the Company, through a financial advisor, restructured $1,825,000 of the Promissory Notes (the “Restructured Notes”). The Company has accrued an expense of $36,500 to compensate the financial advisor 2% of the Restructured Notes as well as having issued 150,000 shares of common stock to the financial advisor. The Restructured Notes carry a stated interest rate of 15% (a default rate of 20%) and matured on February 28, 2008. The Company has not paid the interest due since June 2007, and no principal payments on the Promissory Notes have been made since 2008 and accordingly, they are in default.

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

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED)

In January 2008, the Company and the three guarantors received a complaint filed by the financial advisor (acting as agent for the holders of the Restructured Notes) and the holders of the Restructured Notes. The claim is seeking $1,946,250 plus per diem interest beginning January 22, 2008 at the rate of twenty percent (20%) per annum plus $37,000 due the financial advisor for unpaid fees. The court has ruled in favor of a motion for summary judgment filed by certain of the plaintiffs have had a judgment was entered on August 18, 2009 in the total amount of $2,487,250 in principal and interest on the notes, $40,920 in related claims and $124,972 in attorney’s fees and expenses. The Company is not aware of any payments being made by any of the guarantors and accordingly, the Company includes these liabilities on the June 30, 2012 balance sheet.

Debenture payable:

In June 2011, the Company entered into a note agreement with an unaffiliated investor for the issuance of a convertible promissory note in the amounts of $25,000 (the “2011 Note”). Among other terms the Note is due nine months from its issuance date, bears interest at 8% per annum, payable in cash or shares at the Conversion Price as defined herewith, and are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 50% of the average of the lowest three trading prices (as defined in the note agreements) per share of the Company’s common stock for the ten trading days immediately preceding the date of conversion. Upon the occurrence of an event of default, as defined in the Note, the Company is required to pay interest at 22% per annum and the holders may at their option declare the Note, together with accrued and unpaid interest, to be immediately due and payable. In addition, the Note provides for adjustments for dividends payable other than is shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company. The Company may at its own option prepay the Note and must maintain sufficient authorized shares reserved for issuance under the Note.

We received net proceeds of $22,500 after debt issuance costs of $2,500 paid for lender legal fees. These debt issuance costs will be amortized over the terms of the Note, and accordingly $557 has been expensed as debt issuance costs (included in interest expense) during the six months ended June 30, 2012.

In June, 2012 the Company entered into two additional note agreements (the “2012 Notes”) with the same investor for an aggregate of $72,500; whereby the Company received net proceeds of $67,500, after debt issuance costs of $5,000. These debt issuance costs will be amortized over the terms of the Note, and accordingly $250 has been expensed as debt issuance costs (included in interest expense) during the three and six months ended June 30, 2012.

We have determined that the conversion feature of the 2011 and 2012 Notes represents an embedded derivative since the Note is convertible into a variable number of shares upon conversion. Accordingly, the Note is not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of this derivative instrument has been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the Note. Such discount will be accreted from the date of issuance to the maturity dates of the Note. The change in the fair value of the liability for derivative contracts will be recorded to other income or expenses in the consolidated statement of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet. The beneficial conversion feature included in the 2011 Note resulted in an initial debt discount of $25,000 and an initial loss on the valuation of derivative liabilities of $19,286 for a derivative liability initial balance of $44,286. The fair value of the Note was calculated at issue date utilizing the following assumptions:

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED)

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
6/8/11	$44,286	9 months	$0.0175	$0.035	380%	4.72%

As of December 31, 2011, the Company revalued $25,000, the balance of the 2011 Convertible Note. For the period from their issuance to December 31, 2011, the Company increased the derivative liability of $44,286 by $2,381 resulting in a derivative liability balance of $46,667 at December 31, 2011.

During the three months ended June 30, 2012, the Company received Conversion Notices for $24,500, leaving a balance as of June 30, 2012 of $500 on the 2011 Note, and the Company reduced the Derivative liability by $44,100, as a result of the Conversions. As of June 30, 2012, the Company revalued the balance of the 2011 Convertible Note of $500, and adjusted the derivative liability balance to $789 for the 2011 Note. .

The fair value of the 2011 Note was calculated at June 30, 2012 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$789	9 months	$0.0044	286%	0.09

The beneficial conversion feature included in the 2012 Notes resulted in an initial debt discount of $72,500 and an initial loss on the valuation of derivative liabilities of $48,484 for a derivative liability initial balance of $120,984. The fair values of the 2012 Notes were calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
6/8/12	$51,502	9 months	$0.0116	$0.0233	341%	.09
6/25/12	$69,482	9 months	$0.00611	$0.0127	295%	.09

As of June 30, 2012, the Company revalued the 2012 Notes and based on the fair value of $114,470 adjusted the derivative liability balance by $6,514 for the 2012 Notes. .

The fair value of the 2012 Notes was calculated at June 30, 2012 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$114,470	9 months	$0.0044	286%	0.09

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED)

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

Operating lease:

Effective January 1, 2012 the Company is utilizing space in an office rented by a Company controlled by our Acting President. The company is paying $997 per month for rent.

HPI Stock Price Guaranty:

In May 2006, HPI and the Company negotiated a settlement regarding convertible notes with a face value of $200,000 issued by the Company, whereby HPI issued 180,000 shares of its common stock. In connection with the Settlement Agreement, a Stock Sale and Lock-up Agreement, Registration Agreement and an Escrow Agreement were also entered into (the “Agreements”). Terms of the Agreements stipulate a price protection clause whereby the Company under certain circumstances must reimburse the former debt holders if the market price of the HPI common stock issued to them in the settlement is below $4.00 per share at the time they sell the stock.  As a result, the Company has included a derivative liability due to the debt holders on its’ balance sheet as of June 30, 2012 and December 31, 2011 of $648,000.

8. Stockholders’ equity deficiency:

Common stock:

During the six months ended June 30, 2012, the Company entered into various agreements with certain of its non-affiliated creditors to convert various outstanding loans into restricted shares of the Company. The total amount converted was $235,725 and the Company issued 11,821,982 shares of common stock, at an average price of approximately $0.02 per share.

On May 25, 2012 the Company issued 5,000,000 shares of restricted common stock in satisfaction of $367,500 of accrued and unpaid fees to Barry Hollander, the Company’s Acting President. The shares were issued at $0.06 per share. Mr. Hollander agreed to forgive the remaining $67,500.

On May 25, 2012, the Company issued 5,000,000 shares of restricted common stock in satisfaction of $308,549, comprised of accrued and unpaid fees owed to Mr. Henry Fong, the sole Director of the Company, legal fee reimbursement and accrued and unpaid interest on loans from Mr. Fong. The shares were issued at $0.06 per share. Mr. Fong agreed to forgive the remaining $8,549.

On May 25, 2012, pursuant to the Agreement in Note 1 above, the Company issued 30,000,000 shares of restricted common stock to Carbon Capture Corporation in exchange for 100% of the common stock of their wholly owned subsidiary, Advanced Technology Development, Inc.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED)

On May 25, 2012 the Company issued 470,085 shares of common stock upon the conversion of $5,500 of the 2011 Note. The shares were issued at an average price of approximately $0.0117 per share.

On June 14, 2012 the Company issued 478,088 shares of common stock upon the conversion of $12,000 of the 2011 Note. The shares were issued at an average price of approximately $0.0251 per share.

On June 27, 2012 the Company issued 507,246 shares of common stock upon the conversion of $7,000 of the 2011 Note. The shares were issued at an average price of approximately $0.0138 per share.

In June 2012, the Company issued 1,066,666 shares of common stock pursuant to the exercise of warrants to purchase 1,066,666 shares of common stock. The exercise price of the warrants was $0.03 and the Company received $32,000.

On June 5th, 2012, the Board of Directors unanimously approved a dividend whereby the shareholders of the Company would receive a dividend payable as a three for one (3:1) forward split of the issued and outstanding shares of the common stock (the “Dividend Shares”) of the Company.

 Warrants and options:

The Company did not issue any warrants or options for the three and six months ended June 30, 2012. A summary of outstanding warrant balances at January 1, and June 30, 2012 is as follows:

	Warrants	Weighted-Average exercise price	Weighted- Average grant date fair value
Balance January 1, 2012	1,447,618	$.03	$0 .28
Expired warrants	380,952	0.03	0.014
Exercised warrants	1,066,666	0.03	0.014
Balance June 30, 2012	—	—	—

Options are generally granted with an exercise price equal to the Company’s market price of its common stock on the date of the grant and vest immediately upon issuance. All options outstanding at June 30, 2012 are fully-vested and exercisable. A summary of outstanding balances at January 1, and June 30, 2012 is as follows:

	Options	Weighted-Average exercise price	Weighted-Average remaining contractual life	Aggregate intrinsic Value

Outstanding at January 1, 2011	330,000	$1.03	3.98	$—
Outstanding at June 30, 2012	330,000	$1.03	3.48	$—

9. Impairment Charges

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of June 30, 2012, management used estimates of the present value of future cash flows (Level 3) based upon the anticipated future use of the license to determine that the carrying value of the license is not recoverable. The Company recorded an impairment charge of $250,000 in the second quarter of fiscal 2012, reducing the book value of the license to zero. Additionally, our investment in CCUSA, our wholly owned subsidiary was determined to be impaired as well. An additional impairment charge of $300,000 was recorded as of June 30, 2012, reducing the book value of the investment to zero.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED)

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

11. Subsequent events:

On July 9, 2012 the Company issued 142,857 shares of common stock upon the conversion of the remaining balance of $500 of the 2011 Note and accrued and unpaid interest of $1,000. The shares were issued at an average price of approximately $0.0105 per share.

On July 12, 2012, the company issued 127,717,602 shares of common stock pursuant to the dividend. See Notes 1 and 8.

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

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2011 and 2010. The financial statements presented for the three and six months ended June 30, 2012 and 2011 include FFFC and its wholly-owned subsidiaries.

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

The Company’s financial statements for the three and six months ended June 30, 2012 and 2011 have been prepared on a going concern basis, which contemplates the realization of its remaining assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred significant losses since its inception and has a working capital deficit of approximately $9,472,500 and an accumulated deficit of approximately $23,452,050 as of June 30, 2012. Moreover, it presently has minimal ongoing business operations or sources of revenue, and little available resources with which to obtain or develop new operations.

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

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2012, net cash used in operating activities was $57,570 compared to $16,529 for the six months ended June 30, 2011. Net loss was $835,900 and $432,104 for the six months ended June 30, 2012 and 2011, respectively. The net loss for the six months ended June 30, 2012 includes $250,000 for the impairment of license of our wholly owned subsidiary CCUSA, $300,000 impairment of our investment in CCUSA, $258,841 for interest expense, $40,191 for the change in the fair value of a derivative liability, $9,527 related to amortization of the discount on the convertible notes. These amounts were partially offset by the gain recognized on debt settlements of $95,460.

There was no cash provided by or used in investing activities for the six months ended June 30, 2012, and 2011.

Net cash provided by financing activities for the six months ended June 30, 2012 was $59,055 compared to $15,520 for the six months ended June 30, 2011. The activity for the six months ended June 30, 2012 is the Company received net proceeds of $80,480 (including $11,480 from related parties) on the issuance of notes payable, and $32,000 from the exercise of warrants. The Company also repaid $53,425 (including $51,925 to related parties) of notes payable. For the six months ended June 30, 2011, the Company received net proceeds of $38,620 on the issuance of notes payable and repaid $23,100 of notes payable.

For the six months ended June 30, 2012, cash and cash equivalents increased by $1,485 compared to a decrease of $1,009 for the six months ended June 30, 2011. Ending cash and cash equivalents at June 30, 2012 was $1,738 compared to $1,036 at June 30, 2011.

We have limited cash and cash equivalents on hand and need to raise funds to continue to be able to support our operating expenses and to meet our other obligations as they become due. Sources available to us that we may utilize include the sale of our or HPI’s equity securities, as well as the exercise of outstanding options and warrants, which may cause dilution to our stockholders.

REVENUES

Total revenues for the three and six months ended June 30, 2012 were $9,316 and $18,708, respectively, compared to $10,939 and $22,477 for the three and six months ended June 30, 2011. Revenues in all periods consist of credit card income on Nova’s remaining portfolio.

OPERATING EXPENSES

Operating expenses for the three and six months ended June 30, 2012, were $7,770 and $16,592, respectively, compared to $9,310 and $19,955 for the three and six months ended June 30, 2011, respectively. Expenses were primarily comprised of costs related to third party servicing fees of Nova’s remaining credit card portfolio.

CORPORATE OPERATING EXPENSES

Corporate operating expenses for the three and six months ended June 30, 2012 were $41,043 and $99,944, respectively, compared to $93,342 and $186,970 for the three and six months ended June 30, 2011, respectively. The expenses were comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Accounting, legal and consulting	$34,475	$85,450	$88,475	$170,900
Other	6,568	7,892	10,969	16,070

	$41,043	$93,342	$99,944	$186,970

For the three and months ended June 30, 2012 and 2011 corporate operating expenses are primarily related to FFFC.

Accounting, legal and consulting expenses decreased for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011. The decrease in the current period was primarily a result of decreases in consulting fees related to a non-compete agreement that has expired. FFFC has consulting agreements with two officers who provide various consulting services to the Company.

OTHER INCOME (EXPENSE)

Other expenses, net for the three and six months ended June 30, 2012 were $72,218 and $188,572, respectively, compared to $10,943 and $247,656 for the three and six months ended June 30, 2011, respectively. As of June 30, 2012, management used estimates of the present value of future cash flows based upon the anticipated future use of the license to determine that the carrying value of the license is not recoverable. The Company recorded an impairment charge of $250,000 in the second quarter of fiscal 2012, reducing the book value of the license to zero. Additionally, our investment in CCUSA, our wholly owned subsidiary was determined to be impaired as well. An additional impairment charge of $300,000 was recorded as of June 30, 2012, reducing the book value of the investment to zero. Also included in the current six month period was interest expense of $258,841 and $40,191 related to the change in the fair market value on convertible notes. These amounts were partially offset by $95,460 related to gain in debt settlements and $15,000 of dividend income on the Paymaster investment.

INCOME TAX EXPENSE

There was no income tax expense for the three and six months ended June 30, 2012 and 2011.

CONTRACTUAL OBLIGATIONS

No material changes outside the ordinary course of business during the quarter ended June 30, 2012.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Acting Chief Executive Officer (the "CEO") of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that review and evaluation, the CEO has concluded that as of June 30, 2012 disclosure controls and procedures, were not effective to ensure that information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company first intends to focus its’ efforts on stabilizing the business as a going concern, and secondly, designing and installing effective controls as soon as cash flow, and funding to do so become available.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 7 of the Condensed Consolidated Financial Statements

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2012, the Company entered into various agreements with certain of its non-affiliated creditors to convert various outstanding loans into restricted shares of the Company. The total amount converted was $235,725 and the Company issued 11,821,982 shares of common stock, at an average price of approximately $0.02 per share.

On May 25, 2012 the Company issued 5,000,000 shares of restricted common stock in satisfaction of $367,500 of accrued and unpaid fees to Barry Hollander, the Company’s Acting President. The shares were issued at $0.06 per share. Mr. Hollander agreed to forgive the remaining $67,500.

On May 25, 2012, the Company issued 5,000,000 shares of restricted common stock in satisfaction of $308,549, comprised of accrued and unpaid fees owed to Mr. Henry Fong, the sole Director of the Company, legal fee reimbursement and accrued and unpaid interest on loans from Mr. Fong. The shares were issued at $0.06 per share. Mr. Fong agreed to forgive the remaining $8,549.

On May 25, 2012, pursuant to the Agreement in Note 1 above, the Company issued 30,000,000 shares of restricted common stock to Carbon Capture Corporation in exchange for 100% of the common stock of their wholly owned subsidiary, Advanced Technology Development, Inc.

On May 25, 2012 the Company issued 470,085 shares of common stock upon the conversion of $5,500 of the 2011 Note. The shares were issued at an average price of approximately $0.0117 per share.

On June 14, 2012 the Company issued 478,088 shares of common stock upon the conversion of $12,000 of the 2011 Note. The shares were issued at an average price of approximately $0.0251 per share.

On June 27, 2012 the Company issued 507,246 shares of common stock upon the conversion of $7,000 of the 2011 Note. The shares were issued at an average price of approximately $0.0138 per share.

In June 2012, the Company issued 1,066,666 shares of common stock pursuant to the exercise of warrants to purchase 1,066,666 shares of common stock. The exercise price of the warrants was $0.03 and the Company received $32,000.

The securities described above were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated there under. The agreements executed in connection with this sale contain representations to support the Registrant’s reasonable belief that the Investor had access to information concerning the Registrant’s operations and financial condition, the Investor acquired the securities for their own account and not with a view to the distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and that the Investor are sophisticated within the meaning of Section 4(2) of the Securities Act and are “accredited investors” (as defined by Rule 501 under the Securities Act). In addition, the issuances did not involve any public offering; the Registrant made no solicitation in connection with the sale other than communications with the Investor; the Registrant obtained representations from the Investor regarding their investment intent, experience and sophistication; and the Investor either received or had access to adequate information about the Registrant in order to make an informed investment decision.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

(b) Reports on Form 8-K. During the fiscal quarter ended June 30, 2012, the Company filed the following reports:

Current Report on Form 8-K, on May 31, 2012

Current Report on Form 8-K on June 11, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FastFunds Financial Corporation
(Registrant)

Date: August 20, 2012	By: /s/ Barry Hollander
Barry Hollander
Acting Chief Executive Officer
Principal Executive Officer and
Principal Accounting Officer