Form 10-Q/A
period 2012-06-30
FASTFUNDS FINANCIAL CORP
filed 2012-09-05
CIK 779956

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

Explanatory Note

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 (the “10-Q”), is to furnish the Interactive Data File exhibits.  This Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

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

FastFunds Financial Corporation
(Registrant)

Date: September 5, 2012	By: /s/ Barry Hollander
Barry Hollander
Acting Chief Executive Officer
Principal Executive Officer and
Principal Accounting Officer