Form 10-Q
period 2012-09-30
FASTFUNDS FINANCIAL CORP
filed 2012-11-14
CIK 779956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended September 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission File No. 000-33053

FASTFUNDS FINANCIAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Nevada	87-0425514
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b.2 of the Exchange Act). ☐Yes ☑No

Number of shares of common stock outstanding at November 9, 2012: 134,474,830

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

PART I	FINANCIAL INFORMATION		Page
	Item 1.	Financial statements:
		Condensed consolidated balance sheets - September 30, 2012 (unaudited) and December 31, 2011	2
		Condensed consolidated statements of operations three and nine months ended September 30, 2012 and 2011 (unaudited)	3
		Condensed consolidated statement of changes in stockholders' equity deficiency - nine months ended September 30, 2012 (unaudited)	4
		Condensed consolidated statements of cash flows – three and nine months ended September 30, 2012 and 2011 (unaudited)	5
		Notes to condensed consolidated financial statements (unaudited)	6-15
	Item 2.	Management's discussion and analysis of financial condition and results of operations	16-19
	Item 3.	Quantitative and qualitative disclosures of market risk	20
	Item 4	Disclosure controls and procedures	21-22
PART II	OTHER INFORMATION
	Item 1.	Legal proceedings	22
	Item 2.	Unregistered sales of equity securities and use of proceeds	22
	Item 3.	Defaults upon senior securities	23
	Item 4.	Mine Safety Disclosures	23
	Item 5.	Other information	23
	Item 6.	Exhibits	23
	Signatures

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$502	$253
Accounts receivable, net of allowance of $50 (2012) and $75 (2011)	68,906	71,992
Current portion of notes and advances receivable (Note 3)	50,000	50,000
Deferred financing costs	5,241	—
Other current assets	213	770
Total current assets	124,862	123,015
Accounts receivable	105,000	105,000
Intangible and other assets	200	200
Long term investments (Note 4)	89,575	89,575
	194,775	194,775
Total assets	$319,637	$317,790
LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY
Current liabilities:
Accounts payable	$720,764	$774,800
License fee payable	250,000
Due to HPI (Note 7)	75,000	75,000
Accrued expenses, including related parties $154,051 (2012) and $674,609 (2011) (Note 5)	3,114,656	3,441,199
Promissory notes and current portion of long-term debt (Note 5), including related parties of $382,763 (2012) and $423,208 (2011)	2,484,682	2,756,652
Litigation contingency (Note 7)	2,484,922	2,484,922
Debenture payable, net	31,850	18,703
Derivative liabilities (Notes 6 and 8)	746,893	694,667
Total current liabilities	9,908,767	10,245,943
Commitments and contingencies (Notes 5, 6,and 7)
Stockholders' equity deficiency (Note 8):
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 250,000,000 shares authorized; 194,476,120 (2012) and 57,389,400(2011) shares issued and 64,556,523 (2012) and 10,212,456 (2011) shares outstanding	194,477	57,390
Additional paid-in capital	13,782,137	17,178,455
Common treasury stock at cost; 26,752,032 (2011) shares	—	(4,547,845)
Accumulated deficit	(23,565,744)	(22,616,153)
Total stockholders' equity deficiency	(9,589,130)	(9,928,153)
Total liabilities and stockholders' equity	$319,637	$317,790

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Fee revenue, net	$8,380	$11,493	$27,088	$33,970
Operating expenses:
Processing fees	6,466	8,518	20,899	27,210
Returned checks (collected)	(263)	(767)	(540)	(1,921)
Other	1,310	1,186	3,746	3,603
Total operating expenses	7,513	8,937	24,105	28,892
Gross profit	867	2,556	2,983	5,078
Selling, general and administrative	25,558	49,101	125,002	236,071
Loss from operations	(24,691)	(46,545)	(122,019)	(230,993)
Other income (expense):
Interest expense including related party interest of $4,132 and $23,207 for three and nine months in 2012 and $10,407 and $30,608 for three and nine months 2011	(144,577)	(127,804)	(403,417)	(367,126)
Derivative liability expense	48,076	(14,074)	7,885	(32,408)
Dividend and fee income	7,500	7,500	22,500	17,500
Gain on debt settlement	-	-	95,460	-
Impairment of license	-	-	(250,000)	-
Impairment of investment in subsidiary	-	-	(300,000)	-
Total other expense	(89,001)	(134,378)	(827,572)	(382,034)
Net loss	$(113,692)	$(180,923)	$(949,591)	$(613,027)
Net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Weighted average number of common shares outstanding basic and diluted	194,056,259	30,637,368	152,346,609	30,637,368

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY DEFICIENCY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 (UNAUDITED)
	Common stock shares	Common stock amount	Additional paid-in capital	Common stock treasury	Accumulated deficit	Total stockholders’ equity deficiency
Balances, January 1, 2012	57,389,400	$57,390	$17,178,455	$(4,547,845)	$(22,616,153)	$(9,928,153)
Common stock issued upon conversion of convertible debt and accrued interest	3,494,622	3,495	22,505	—	—	26,000
Common stock issued for exercises of warrants	2,819,046	2,819	29,181	—	—	32,000
Cancellation and return of treasury stock	(26,752,032)	(26,752)	(4,521,093)	4,547,845	—	—
Issuance of common stock pursuant to merger agreement	90,000,000	90,000	210,000	—	—	300,000
Issuance of shares of common stock in exchange for cancellation of accounts payable and accrued expenses	32,059,138	32,059	617,941	—	—	650,000
Issuance of shares of common stock in exchange for cancellation of notes payable	35,465,946	35,466	200,259	—	—	235,725
Reclassification of embedded derivatives upon conversion of convertible debt	—	—	44,889	—	—	44,889
Issuance of dividend shares to shareholders of record as of June 18, 2012	—	—	—	—	—	—
Net Loss	—	—	—	—	(949,591)	(949,591)
Balances, September 30, 2012	194,476,120	$194,477	$13,782,137	$—	$(23,565,744)	$(9,589,130)

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)
	2012	2011
Cash flows from operating activities:
Net loss	$(949,591)	$(613,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of non compete agreement	-	51,766
Amortization of discount on convertible notes	38,148	10,370
Fair market value change in derivative liability	(7,885)	32,408
Amortization of deferred financing costs	2,816	1,110
Gain on debt settlements	(95,460)	-
Impairment of license	250,000	-
Impairment of investment in subsidiary	300,000	-
Decrease (increase) in assets:
Accounts receivable	3,086	(1,499)
Other current assets	-	-
Increase (decrease) in liabilities:
Accounts payable	(2,891)	(2,176)
Accrued expenses	368,771	503,601
Net cash used in operating activities	(93,006)	(17,447)
Cash flows from investing activities:
Repayments on notes and interest receivable	-	-
Net cash provided by investing activities	-	-
Cash flows from financing activities:
Proceeds from exercise of warrants	32,000	-
Borrowings on convertible notes	105,000	25,000
Borrowings on notes and loans payable, related	11,480	-
Borrowings on notes and loans payable, other	5,700	27,045
Repayments on notes and loans payable, related	(51,925)	(33,950)
Repayments on notes and loans payable, other	(1,500)	-
Payment of deferred financing costs	(7,500)	(2,500)
Net cash provided by financing activities	93,255	15,595
Net increase in cash and cash equivalents	249	(1,852)
Cash and cash equivalents, beginning	253	2,045
Cash and cash equivalents, ending	$502	$193
Supplemental disclosure of cash flow information:
Cash paid for interest	$28,649	$-
Cash paid for income taxes	$-	$-
Conversion of convertible notes to common stock	$235,725	$-
Conversion of convertible debentures to common stock	$25,000	$-
Conversion of accounts payable, accrued liabilities and accrued interest to common stock	$726,049	$-

See notes to condensed consolidated financial statements.

1.	Business and organization, basis of presentation and management’s plans:

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

Basis of presentation:

Unaudited financial statements:

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for all stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (SEC) on April 13, 2012. Interim results of operations for the three and nine months ended September 30, 2012 and 2011 are not necessarily indicative of future results for the full year. Certain amounts from the 2011 periods have been reclassified to conform to the presentation used in the current period.

Going concern and management’s plans:

In the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. The Company’s interim financial statements for the three and nine months ended September 30, 2012 and 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $113,692 and $949,591 for the three and nine months ended September 30, 2012, respectively, and has a working capital deficit of approximately $9,784,000 and accumulated deficit of approximately $23,565,744 as of September 30, 2012. Moreover, the Company presently has no significant ongoing business operations or sources of revenue and has little resources with which to obtain or develop new operations.

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

In addition to the current business operations in financial services, the Company plans on expanding its business activities into the following additional business segments:

  Technology development
  Consumer products
  Natural resources including alternative energy

The acquisition of Carbon Capture USA, Inc. is the first step in the expansion of the Company’s business activities. The Company has also been actively seeking other business opportunities in these segments.

The Company evaluates, on an ongoing basis, potential business acquisition/restructuring opportunities that become available from time to time, which management considers in relation to its corporate plans and strategies.

 2. Summary of significant accounting policies:

A summary of our significant accounting policies is included in our 2011 Annual Report on Form 10-K.

Net loss per share:

Net loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants and common stock underlying convertible promissory notes at September 30, 2012 and 2011 was 9,292,035 and 3,629,470 respectively and are not considered in the calculation for the three and nine months ended September 30, 2012 and 2011, as the impact of the potential common shares would be to decrease loss per share. Therefore, diluted loss per share for the three and nine months ended September 30, 2012 and 2011 is equivalent to basic loss per share.

Long-lived assets:

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the second quarter of fiscal 2012, management determined the license agreement of CCUSA, our wholly owned subsidiary, and the Company’s related investment in CCUSA were impaired. See Note 9, "Impairment Charge" for a description of the impairment charges recorded for the nine months ended September 30, 2012.

Recent Accounting Pronouncements Not Yet Adopted:

As of the date of this report, there are no recent accounting pronouncements that have not yet been adopted that we believe would have a material impact on our financial statements.

3.	Notes and interest receivable:

Notes and interest receivable at September 30, 2012 and December 31, 2011, consist of the following:

	September 30, 2012	December 31, 2011
Note receivable, ISI; interest at 6%; matured April 2007; currently in default	$50,000	$50,000
Note receivable from Coast ATM, LLC; interest at 10%; matured November 2005; currently in default; a valuation allowance of $50,000 has been recorded against this receivable at September 30, 2012 and December 31, 2011; is in default and non-performing [A]	50,000	50,000
	100,000	100,000
Less current maturities	50,000	(50,000)
Notes and advances receivable, net of current portion, before valuation allowance	50,000	50,000
Less valuation allowance	(50,000)	(50,000)
Notes receivable, long-term	$—	$—

[A]	The Company is no longer accruing interest on these non-performing loans due to uncertainty as to collection.

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

5. Accrued liabilities:

Accrued liabilities at September 30, 2012 and December 31, 2011 were $3,114,656 and $3,441,199 respectively, and were comprised of:

	September 30, 2012	December 31, 2011
Legal fees	$487,076	$474,576
Interest	2,316,167	2,030,380
Consultants and advisors	108,650	506,950
Director’s fees	-	204,159
Registration rights	98,013	98,013
Other	104,750	127,121
	$3,114,656	$3,441,199

6.	Promissory notes, including related and current portions of long-term debt, and debenture payable

Promissory notes, including related parties and current portions of long-term debt at September 30, 2012 and December 31, 2011, consist of the following:

	September 30,	December 31,
	2012	2011
Promissory notes payable:
Various related parties, interest rate 8% to 10% [A]	$382,763	$423,208
Various other, interest rate ranging from 8% to 10%	11,200	242,725
Notes payable; interest rates ranging from 9% to 15%; interest payable quarterly; the notes are unsecured, matured on February 28, 2008; currently in default and past due [B]	2,090,719	2,090,719
	$2,484,682	$2,756,652

[A]	Pursuant to a November 4, 2011 Board of director resolution, these notes are convertible.

[B]	These notes payable (the “Promissory Notes”) originally became due on February 28, 2007. The Company renewed $283,000 of the Promissory Notes on the same terms and conditions as previously existed. In April 2007 the Company, through a financial advisor, restructured $1,825,000 of the Promissory Notes (the “Restructured Notes”). The Company has accrued an expense of $36,500 to compensate the financial advisor 2% of the Restructured Notes as well as having issued 150,000 shares of common stock to the financial advisor. The Restructured Notes carry a stated interest rate of 15% (a default rate of 20%) and matured on February 28, 2008. The Company has not paid the interest due since June 2007, and no principal payments on the Promissory Notes have been made since 2008 and accordingly, they are in default.

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

In January 2008, the Company and the three guarantors received a complaint filed by the financial advisor (acting as agent for the holders of the Restructured Notes) and the holders of the Restructured Notes. The claim is seeking $1,946,250 plus per diem interest beginning January 22, 2008 at the rate of twenty percent (20%) per annum plus $37,000 due the financial advisor for unpaid fees. The court has ruled in favor of a motion for summary judgment filed by certain of the plaintiffs. A judgment was entered against the Company on August 18, 2009 in the total amount of $2,487,250 in principal and interest on the notes, $40,920 in related claims and $124,972 in attorney’s fees and expenses. The Company is not aware of any payments being made by any of the guarantors and accordingly, the Company includes these liabilities on the September 30, 2012 balance sheet.

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

We received net proceeds of $22,500 after debt issuance costs of $2,500 paid for lender legal fees. These debt issuance costs will be amortized over the terms of the Note, and accordingly $557 has been expensed as debt issuance costs (included in interest expense) during the nine months ended September 30, 2012.

On June 8, 2012, June 25, 2012 and August 23, 2012 the Company entered into three additional note agreements (the “2012 Notes”) with the same investor for $30,000, $42,500 and $32,500, respectively, for an aggregate of $105,000; whereby the Company received net proceeds of $97,500, after debt issuance costs of $7,500. These debt issuance costs will be amortized over the term of the Notes, and accordingly $2,009 and $2,259 has been expensed as debt issuance costs (included in interest expense) during the three and nine months ended September 30, 2012.

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

During the nine months ended September 30, 2012, the Company received in the aggregate, Conversion Notices for $25,000, thereby satisfying the Note.

The beneficial conversion feature included in the 2012 Notes resulted in an initial debt discount of $105,000 and an initial loss on the valuation of derivative liabilities of $79,928 for a derivative liability initial balance of $184,928. The fair values of the 2012 Notes were calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
6/8/12	$51,502	9 months	$0.0116	$0.0233	341%	.09
6/25/12	$69,482	9 months	$0.00611	$0.0127	295%	.09
8/23/12	$63,944	9 months	$0.0208	$0.05	250%	.13

As of September 30, 2012, the Company revalued the 2012 Notes and based on the fair value of $98,894 adjusted the derivative liability balance for the nine months ended September 30, 2012 by $86,034 for the 2012 Notes. .

The fair value of the 2012 Notes was calculated at September 30, 2012 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$98,894	2-8 months	$0.0113	291%	0.1 .0.14

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

HPI Stock Price Guaranty:

In May 2006, HPI and the Company negotiated a settlement regarding convertible notes with a face value of $200,000 issued by the Company, whereby HPI issued 180,000 shares of its common stock. In connection with the Settlement Agreement, a Stock Sale and Lock-up Agreement, Registration Agreement and an Escrow Agreement were also entered into (the “Agreements”). Terms of the Agreements stipulate a price protection clause whereby the Company under certain circumstances must reimburse the former debt holders if the market price of the HPI common stock issued to them in the settlement is below $4.00 per share at the time they sell the stock.  As a result, the Company has included a derivative liability due to the debt holders on its’ balance sheet as of September 30, 2012 and December 31, 2011 of $648,000.

8. Stockholders’ equity deficiency:

Common stock:

On June 5th, 2012, the Board of Directors unanimously approved a dividend whereby the shareholders of the Company would receive a dividend payable as a three for one (3:1) forward split of the issued and outstanding shares of the common stock (the “Dividend Shares”) of the Company. All of the following share issuances are stated on a post dividend basis.

During the nine months ended September 30, 2012, the Company entered into various agreements with certain of its non-affiliated creditors to convert various outstanding loans into restricted shares of the Company. The total amount converted was $235,725 and the Company issued 35,465,946 shares of common stock, at an average price of approximately $0.0066 per share.

On May 25, 2012 the Company issued 15,000,000 shares of restricted common stock in satisfaction of $367,500 of accrued and unpaid fees to Barry Hollander, the Company’s Acting President. The shares were issued at $0.02 per share. Mr. Hollander agreed to forgive the remaining $67,500.

On May 25, 2012, the Company issued 15,000,000 shares of restricted common stock in satisfaction of $308,549, comprised of accrued and unpaid fees owed to Mr. Henry Fong, a Director of the Company, legal fee reimbursement and accrued and unpaid interest on loans from Mr. Fong. The shares were issued at $0.02 per share. Mr. Fong agreed to forgive the remaining $8,549.

On May 25, 2012, pursuant to the Agreement in Note 1 above, the Company issued 90,000,000 shares of restricted common stock to Carbon Capture Corporation in exchange for 100% of the common stock of their wholly owned subsidiary, Advanced Technology Development, Inc.

On May 25, 2012 the Company issued 1,410,255 shares of common stock upon the conversion of $5,500 of the 2011 Note. The shares were issued at an average price of approximately $0.0039 per share.

On June 14, 2012 the Company issued 1,434,264 shares of common stock upon the conversion of $12,000 of the 2011 Note. The shares were issued at an average price of approximately $0.0084 per share.

On June 27, 2012 the Company issued 1,521,738 shares of common stock upon the conversion of $7,000 of the 2011 Note. The shares were issued at an average price of approximately $0.0046 per share.

In June 2012, the Company issued 3,200,000 shares of common stock pursuant to the exercise of warrants to purchase 3,200,000 shares of common stock. The exercise price of the warrants was $0.01 and the Company received $32,000.

On July 9, 2012 the Company issued 428,571 shares of common stock upon the conversion of the remaining balance of $500 of the 2011 Note and accrued and unpaid interest of $1,000. The shares were issued at an average price of approximately $0.0014 per share.

 Warrants and options:

The Company did not issue any warrants or options for the three and nine months ended September 30, 2012. A summary of outstanding warrant balances at January 1, and September 30, 2012 is as follows:

	Warrants	Weighted-Average exercise price	Weighted- Average grant date fair value
Balance January 1, 2012	4,342,854	$0.01	$0 .28
Expired warrants	1,142,856	0.01	0.014
Exercised warrants	3,199,998	0.01	0.014
Balance September 30, 2012	—	—	—

Options are generally granted with an exercise price equal to the Company’s market price of its common stock on the date of the grant and vest immediately upon issuance. All options outstanding at September 30, 2012 are fully-vested and exercisable. A summary of outstanding balances at January 1, and September 30, 2012 is as follows:

	Options	Weighted-Average exercise price	Weighted-Average remaining contractual life	Aggregate intrinsic Value
Outstanding at January 1, 2011	990,000	$0.34	3.73	$-
Outstanding at September 30, 2012	990,000	$0.34	3.73	$-

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

11. Subsequent events:

On October 11, 2012, the Company announced today that it has signed a Letter of Intent to acquire a 40% interest in a gold mining property called the “Camanti Project” located in Quince Mil, District of Camanti, Province of Quispicanchis, Department of Cusco, near the border of Madre de Dios, in Peru. This ownership interest will be in the form of a joint venture with Affinity Gold, Inc. (AFYG - OTC:PK); the owner of the mineral lease agreement and operator. The property consists of 850 hectares (approximately 1,700 acres).

On October 25, 2012, the Company announced today that it has signed a Letter of Intent to acquire a 50% ownership interest of the project “Twin Creeks Iron Project” located in the state of Wyoming in an option basis from Corizona Mining partners, LLC.

On October 29, 2012 the Company agreed to issue 1,000,000 shares of Class A preferred stock to Carbon Capture, INC (“CCI”) in exchange for the return to the Company of sixty million (60,000,000) shares of common stock owned by CCI. Each share of Class A preferred stock is convertible into sixty (60) shares of common stock of the company.

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

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2011 and 2010. The financial statements presented for the three and nine months ended September 30, 2012 and 2011 include FFFC and its wholly-owned subsidiaries.

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

The Company’s financial statements for the three and nine months ended September 30, 2012 and 2011 have been prepared on a going concern basis, which contemplates the realization of its remaining assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred significant losses since its inception and has a working capital deficit of approximately $9,784,000 and an accumulated deficit of approximately $23,565,744 as of September 30, 2012. Moreover, it presently has minimal ongoing business operations or sources of revenue, and little available resources with which to obtain or develop new operations.

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

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2012, net cash used in operating activities was $93,004 compared to $17,447 for the nine months ended September 30, 2011. Net loss was $949,591 and $613,027 for the nine months ended September 30, 2012 and 2011, respectively. The net loss for the nine months ended September 30, 2012 includes $250,000 for the impairment of license of our wholly owned subsidiary CCUSA, $300,000 impairment of our investment in CCUSA and $403,417 for interest expense. These amounts were partially offset by the gain recognized on debt settlements of $95,460 and a change in the fair market value of derivative liabilities.

There was no cash provided by or used in investing activities for the nine months ended September 30, 2012, and 2011.

Net cash provided by financing activities for the nine months ended September 30, 2012 was $93,255 compared to $15,595 for the nine months ended September 30, 2011. The activity for the nine months ended September 30, 2012 is the Company received net proceeds of $122,180 (including $11,480 from related parties) on the issuance of notes payable, and $32,000 from the exercise of warrants. The Company also repaid $53,425 (including $51,925 to related parties) of notes payable. For the nine months ended September 30, 2011, the Company received net proceeds of $52,045 on the issuance of notes payable and repaid $33,950 of notes payable, related parties.

For the nine months ended September 30, 2012, cash and cash equivalents increased by $251 compared to a decrease of $1,852 for the nine months ended September 30, 2011. Ending cash and cash equivalents at September 30, 2012 was $504 compared to $193 at September 30, 2011.

We have limited cash and cash equivalents on hand and need to raise funds to continue to be able to support our operating expenses and to meet our other obligations as they become due.

REVENUES

Total revenues for the three and nine months ended September 30, 2012 were $8,380 and $27,088, respectively, compared to $11,493 and $33,970 for the three and nine months ended September 30, 2011. Revenues in all periods consist of credit card income on Nova’s remaining portfolio.

OPERATING EXPENSES

Operating expenses for the three and nine months ended September 30, 2012, were $7,513 and $24,105, respectively, compared to $8,937 and $28,892 for the three and nine months ended September 30, 2011, respectively. Expenses were primarily comprised of costs related to third party servicing fees of Nova’s remaining credit card portfolio.

CORPORATE OPERATING EXPENSES

Corporate operating expenses for the three and nine months ended September 30, 2012 were $25,558 and $125,002, respectively, compared to $49,101 and $236,071 for the three and nine months ended September 30, 2011, respectively. The expenses were comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Accounting, legal and consulting	6,158	49,616	94,633	220,516
Other	19,400	(515)	30,369	15,555

	$25,558	$49,101	$125,002	$236,071

For the three and nine months ended September 30, 2012 and 2011 corporate operating expenses are primarily related to FFFC.

Accounting, legal and consulting expenses decreased for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011. The decrease in the current period was primarily a result of decreases in consulting fees related to a non-compete agreement that has expired. Additionally, FFFC previously had consulting agreements with two offers who provided various consulting services to the Company.

OTHER INCOME (EXPENSE)

Other expenses, net for the three and nine months ended September 30, 2012 were $89,001 and $827,572, respectively, compared to $134,378 and $382,034 for the three and nine months ended September 30, 2011, respectively. As of June 30, 2012, management used estimates of the present value of future cash flows based upon the anticipated future use of the license to determine that the carrying value of the license is not recoverable. The Company recorded an impairment charge of $250,000 in the second quarter of fiscal 2012, reducing the book value of the license to zero. Additionally, our investment in CCUSA, our wholly owned subsidiary was determined to be impaired as well. An additional impairment charge of $300,000 was recorded as of June 30, 2012, reducing the book value of the investment to zero.

Also included in the current nine month period was interest expense of $403,417. These amounts were partially offset by $95,460 related to gain in debt settlements, $22,500 of dividend income on the Paymaster investment, and $7,885 related to the change in the fair market value on convertible notes

INCOME TAX EXPENSE

There was no income tax expense for the three and nine months ended September 30, 2012 and 2011.

CONTRACTUAL OBLIGATIONS

No material changes outside the ordinary course of business during the quarter ended September 30, 2012.

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

ITEM 4. CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Acting Chief Executive Officer (the "CEO") of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that review and evaluation, the CEO has concluded that as of September 30, 2012 disclosure controls and procedures, were not effective to ensure that information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company first intends to focus its’ efforts on stabilizing the business as a going concern, and secondly, designing and installing effective controls as soon as cash flow, and funding to do so become available.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 5th, 2012, the Board of Directors unanimously approved a dividend whereby the shareholders of the Company would receive a dividend payable as a three for one (3:1) forward split of the issued and outstanding shares of the common stock (the “Dividend Shares”) of the Company. On July 6, 2012 The Financial Industry Regulatory Authority (“FINRA”) approved the Company's 3 to 1 forward stock split on its common stock outstanding in the form of a dividend, with a Record Date of June 18, 2012. The stock split entitled each common stock shareholder as of the Record Date to receive two (2) additional shares of common stock for each one (1) share owned. As a result of the stock split 127,717,602 shares of common stock were distributed on July 9, 2012 (the “Payment Date”).

On July 9, 2012 the Company issued 428,571 shares of common stock upon the conversion of the remaining balance of $500 of the 2011 Note and accrued and unpaid interest of $1,000. The shares were issued at an average price of approximately $0.0014 per share.

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

(b) Reports on Form 8-K. During the fiscal quarter ended September 30, 2012, the Company filed the following reports:

Current Report on Form 8-K, on May 31, 2012

Current Report on Form 8-K on June 11, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FastFunds Financial Corporation
(Registrant)

Date: November 14, 2012	By: /s/ Barry Hollander
Barry Hollander
Acting Chief Executive Officer
Principal Executive Officer and
Principal Accounting Officer