Form 10-K
period 2012-12-31
FASTFUNDS FINANCIAL CORP
filed 2013-04-16
CIK 779956

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: DECEMBER 31, 2012

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $514,600 based on the last sale price of the Registrant's common stock as of the last business day of the Registrants’ most recently completed second fiscal quarter, ($0.0083 per share as of June 30, 2012) as reported on the Over-the-Counter Bulletin Board.

The Registrant had 129,821,143 shares of common stock outstanding as of April 5, 2013.

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

After the closing of the Redemption Agreement, HPI held 3,500,000 shares of FFFC common stock, constituting approximately 34.3% of FFFC’ s outstanding common stock at December 31, 2010. These shares have been pledged as collateral on certain notes of HPI. During 2008, as a result of the assumption of this debt by HPI Partners, LLC. (“HPIP”) and the subsequent foreclosure by the debt holders upon HPIP, HPIP owns the 3.5 million shares. The principal managers of HPIP are Messrs. Fong and Olson. As of December 31, 2012, we held 1,541,858 shares of HPI common stock, constituting approximately 5.2% of HPI common stock. Pursuant to the Redemption Agreement, the Company and HPI each provided the other certain registration rights relating to the common stock of such party held by the other party.

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

Nova was formed to design, market and service credit card products aimed at the sub-prime market consisting mainly of consumers who may not qualify for traditional credit card products. Nova charges a monthly fee on active cards and receives proceeds, if any, from Merrick Bank after their bank charges for servicing the credit cards. Nova receives residual amounts, if any, on approximately 249 cards still active in the Merrick Bank portfolio at December 31, 2012. The Merrick Bank portfolio should continue to see a decline in active accounts in 2013.

Subsequent to the Asset Sale, the Company has conducted limited operations and is the process of locating a business to acquire. The Company currently has no full-time employees.

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

In January 2006, we sold substantially all of our operating business, owned by Chex, to Game Financial Corporation. The Company currently has a limited operating business and therefore limited revenues. In addition, we have posted significant losses in each of our past two fiscal years including $512,144 and $781,294 for the years ended December 31, 2012 and 2011, respectively. As a result, any investment in the Company must be considered purely speculative.

The Company’s balance sheet contains certain notes payable, which are currently in default/were due February 28, 2008.

Chex previously relied on promissory notes (the “Notes”) issued to private investors to provide operating capital for its business. As of December 31, 2012, the balance of the Notes was $2,090,719. These Notes were initially due in February 2007 and at that time the Company renewed $283,000 of the Promissory Notes on the same terms and conditions as previously existed. The Company has failed to pay interest and the principal amount of these notes. The Company received complaints filed from several of these note holders. The Company has not responded to these complaints and accordingly the plaintiffs were awarded default judgments. In April 2007 the Company, through a financial advisor, restructured $1,825,000 of the Notes (the “Restructured Notes”). The Restructured Notes carry a stated interest rate of 15% and matured on February 28, 2008. The Company has not paid the interest on the Notes since June 30, 2007 and did not repay the Notes on their maturity date and does not currently have sufficient capital to repay the Notes. In January 2008, the Company and the three guarantors received a complaint filed by the financial advisor (acting as agent for the holders of the Restructured Notes) and the holders of the Restructured Notes. The court has ruled in favor of a motion for summary judgment filed by certain of the plaintiffs and a judgment has been entered in the total amount of $2,487,250 in principal and interest on the notes, $40,920 in related claims and $124,972 in attorney’s fees and expenses. The judgment was entered on August 18, 2009. The Company has not made any payments of principal or interest since the judgment.

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

We will require additional capital to continue or to expand our business plans. Other than disclosed in the footnotes to the accompanying financial statements, as part of this Annual Report, we have not identified any potential candidate business with which to merge, therefore, we cannot be certain that business will have revenues from operations that will generate cash flow sufficient to finance our operations and growth thereafter. In addition, we require additional financing to complete any potential merger to eliminate our current debt, or for working capital purposes to operate our business both now, and in the future, including any operations following a successful acquisition, if any.

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

There are currently outstanding securities convertible into or exchangeable for an aggregate of approximately 196,380,000 shares of our common stock as of December 31, 2012, which, if converted or exchanged, will substantially dilute our existing stockholders.

The Company currently has outstanding notes and securities convertible into or exchangeable for an aggregate of 196,379,829 shares of common stock under certain conditions. In addition, the effective conversion and exercise prices of such securities significantly lower than the current market value of our common stock. If these securities are converted into or exchanged for common stock, their issuance would have a substantial dilutive effect on the percentage ownership of our current stockholders. These securities consist of: options to purchase 990,000 shares of our common stock at an average purchase price of $0.34 per share, 129,049,829 shares of common stock pursuant to the conversion terms of a $199,000 outstanding convertible promissory notes and the conversion of Class A and b Preferred stock into 67,000,000 shares of common stock.

Our common stock trades only in an illiquid trading market, which generally results in lower prices for our common stock.

Trading of our common stock is conducted on the Over-The-Counter Quotation Board. This has an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and the lack of security analysts’ and the media’s coverage of our Company and its common stock. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.

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

Our common stock is not listed on any exchange; however, market quotes for the Company’s common stock (under the symbol FFFC) may be obtained from the Over-the-Counter Quotation Board Service. The service is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter securities. The table below states the quarterly high and low bid prices for the common stock as reported by the bulletin board service. However, such Over-the-Counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low
2012
March 31, 2012	$0.02	$0.0067
June 30, 2012	$0.0333	$0.0053
September 30, 2012	$0.058	$0.0083
December 31, 2012	$0.016	$0.0026

Quarter Ended	High	Low
2011
March 31, 2011	$0.18	$0.025
June 30, 2011	$0.17	$0.015
September 30, 2011	$0.10	$0.015
December 31, 2011	$0.09	$0.015

(b)	Holders.

The number of record holders of our common stock as of April 4, 2013 was 156 according to our transfer agent. This figure excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name.

(c)	Dividends.

FastFunds has not declared nor paid cash dividends on our common stock during the previous two fiscal years, nor do we anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings to fund our limited operations.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

We have the following securities authorized for issuance under our equity compensation plans as of December 31, 2012, including options outstanding or available for future issuance under our 2004 Stock Option Plan.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan
	(a)	(b)	(c)

Equity compensation plans not approved by security holders	990,000	$ 0.34	1,345,000

Total	990,000	$ 0.34	1,345,000

Recent Sales of Unregistered Securities

During the year ended December 31, 2012, the Company entered into various agreements with certain of its non-affiliated creditors to convert various outstanding loans into restricted shares of the Company. The total amount converted was $235,725 and the Company issued 35,465,946 shares of common stock, at an average price of approximately $0.0066 per share.

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

On May 25, 2012, pursuant to the Agreement in Note 1 above, the Company issued 90,000,000 shares of restricted common stock to Carbon Capture Corporation (“CCC”) in exchange for 100% of the common stock of their wholly owned subsidiary, Advanced Technology Development, Inc.

On May 25, 2012 the Company issued 1,410,255 shares of common stock to Asher upon the conversion of $5,500 of the 2011 Note. The shares were issued at an average price of approximately $0.0039 per share.

On June 14, 2012 the Company issued 1,434,264 shares of common to stock to Asher upon the conversion of $12,000 of the 2011 Note. The shares were issued at an average price of approximately $0.0084 per share.

On June 27, 2012 the Company issued 507,246 shares of common stock to Asher upon the conversion of $7,000 of the 2011 Note. The shares were issued at an average price of approximately $0.0138 per share.

In June 2012, the Company issued 3,200,000 shares of common stock pursuant to the exercise of warrants to purchase 3,200,000 shares of common stock. The exercise price of the warrants was $0.01 and the Company received $32,000.

On July 9, 2012 the Company issued 142,857 shares of common stock to Asher upon the conversion of the remaining balance of $500 of the 2011 Note and accrued and unpaid interest of $1,000. The shares were issued at an average price of approximately $0.0105 per share.

On October 9, 2012 the Company issued 35,714 shares of restricted common stock to Carebourn in consideration of fees related to the issuance of the Company’s $5,000 convertible note to Carebourn. The shares were valued at $0.014 per share and the Company recorded interest expense of $500 for the year ended December 31, 2012.

In October and December 2012, the Company issued 819,000 shares of Series A Preferred stock and 297,667 shares of Series B Preferred stock to CCC in exchange for their cancellation of 67,000,000 shares of common stock.

On December 10, 2012 the Company issued 6,111,111 shares of common to stock to Asher upon the conversion of $11,000 of the June 2012 Note. The shares were issued at an average price of approximately $0.0018 per share.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2011 and 2010. The financial statements presented for the year ended December 31, 2012 and 2011 include FastFunds, Chex, Collection Solutions, FastFunds International Limited, Key, Nova and Denaris.

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

The Company’s financial statements for the year ended December 31, 2012 have been prepared on a going concern basis, which contemplates the realization of its remaining assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred significant losses since its inception and has a working capital deficit of approximately $9,496,000, and an accumulated deficit of $23,186,216 as of December 31, 2012. Moreover, it presently has no ongoing business operations or sources of revenue, and little available resources with which to obtain or develop new operations.

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

For the year ended December 31, 2012, net cash used in operating activities was $144,890 compared to $16,437 for the year ended December 31, 2011. Net loss for the year ended December 31, 2012 was $512,144 compared to a net loss of $781,294 for the year ended December 31, 2011. The net loss for 2012 included selling general and administrative expenses of $191,432, bad debt expense of $172,382 and other expenses of $153,485. The loss for the year ended December 31, 2011 included $244,417 in selling, general and administrative expenses and $491,571 in other expenses. The 2012 non cash adjustments to the net loss included includes $250,000 for the impairment of license of our wholly owned subsidiary CCUSA, $172,382 of bad debt expense related to Nova’s credit card receivables, $98,850 for amortization of interest expense and $16,532 for the fair market value of derivative liabilities. These amounts were partially offset by the gain recognized on an expiration of guaranty of $648,000 and a rent debt settlement of $19,411. Accrued expenses alos increased by $497,428.

The 2011 non cash adjustments included $51,766 amortization on a non-compete agreement, $18,703 for the amortization of the discount on a convertible promissory, $21,667 for the change in the fair value of the same convertible promissory note and $1,944 for the amortization of deferred financing costs.

.

Cash provided by financing activities for the year ended December 31, 2012 was $144,855 compared to $14,645 for the year ended December 31, 2011. During the year ended December 31, 2012, the Company issued $25,280 of notes payable (of which $12,580 was to related parties) and $210,000 of convertible promissory notes, and received $32,000 from the exercise of warrants to purchase 2,819,046 shares of common stock. During the year ended December 31, 2012 the Company repaid $105,925 of notes payable (o which $102,425 were to related parties) and paid $16,500 of financing fees. In 2011, the Company issued a $25,000 convertible promissory, $27,045 of notes payable related parties and repaid $33,950 of notes payable related parties and paid $2,500 of financing fees related to the convertible promissory note.

For the year ended December 31, 2012, net cash decreased $35 compared to $1,792 for the year ended December 31, 2011. Ending cash at December 31, 2012, was $218 compared to $253 at December 31, 2011.

Other sources available to us that we may utilize include the sale of equity securities as well as the exercise of stock options and/or warrants, all of which may cause dilution to our stockholders. We may also be able to borrow funds from related and/or third parties.

Significant accounting policies:

Basis of presentation and principles of consolidation:

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

Accounts receivables and revenue recognition:

Accounts receivables are stated at cost plus refundable and earned fees (the balance reported to customers), reduced by allowances for refundable fees and losses. As of December 31, 2011 management believed that part of this receivable would not be collected in the next twelve months and accordingly was reclassified as non-current on the accompanying balance sheet. Fees (revenues) are accrued monthly on active credit card accounts and included in credit card receivables, net of estimated uncollectible amounts. Accrual of income is discontinued on credit card accounts that have been closed or charged off. Accrued fees on credit card loans are charged off with the card balance, generally when the account becomes 90 days past due. The allowance for losses is established through a provision for losses charged to expenses. Credit card receivables are charged against the allowance for losses when management believes that collectability of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. This evaluation also takes into consideration such factors as changes in the volume of the loan portfolio, overall portfolio quality and current economic conditions that may affect the borrowers’ ability to pay. While management uses the best information available to make its evaluations, this estimate is susceptible to significant change in the near term.

Long-lived assets:

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the second quarter of fiscal 2012, management determined the license agreement of CCUSA, our wholly owned subsidiary, and the Company’s related investment in CCUSA were impaired and recognized an impairment charge of $250,000.

Noncontrolling interest:

On January 1, 2012, the Company adopted authoritative accounting guidance that requires the ownership interests in subsidiaries held by parties other than the parent, and income attributable to those parties, be clearly identified and distinguished in the parent’s consolidated financial statements. The Company’s noncontrolling interest is now disclosed as a separate component of the Company’s consolidated deficiency on the balance sheets. Earnings and other comprehensive income are separately attributed to both the controlling and noncontrolling interests.  Earnings per share are calculated based on net income attributable to the Company’s controlling interest.

Loss per share:

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants, and common stock underlying convertible promissory notes are not considered in the calculations for the periods ended December 31, 2012 and 2011, as the impact of the potential common shares, which total 196,379,829 (2012) and 2,610,951 (2011), would be antidilutive.

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

There were no options granted during the years ended December 31, 2012 and 2011.

The Company’s stock option plan is more fully described in Note 9.

Income Taxes

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Accounting for Income Taxes.  It prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As a result, the Company has applied a more-likely-than-not recognition threshold for all tax uncertainties.  The guidance only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the various taxing authorities.

The Company classifies penalties and interest related to unrecognized tax benefits as income tax expense in the Statements of Operations

Recent Accounting Pronouncements Not Yet Adopted:

As of the date of this report, there are no recent accounting pronouncements that have not yet been adopted that we believe would have a material impact on our financial statements.

Results of operations

Results of operations for the year ended December 31, 2012 vs. December 31, 2011

REVENUES

Total revenues for 2012 were $36,518 compared to $44,225 for 2011. Revenues for the year ended December 31, 2012 and 2011 consist of fees related to Nova’s remaining credit card portfolio.

OPERATING EXPENSES

Operating expenses were $31,663 for the year ended December 31, 2012 compared to $37,765 for 2011. The operating expenses for the year ended December 31, 2012 and 2011 primarily consisted of expenses related to third party servicing fees of Nova’s remaining credit card portfolio.

CORPORATE OPERATING EXPENSES

Corporate operating expenses for 2012 were $363,814 and $296,183 for 2011. The expenses were comprised of the following:

	2012	2011

Amortization	$ -	$ 51,766
Bad debt expense	172,382	-
Officer and director management fees	92,275	148,000
Accounting, legal and consulting	61,358	77,242
Other	37,799	19,175

	$ 363,814	$ 296,183

Officer and director fees decreased for the year ended December 31, 2012 as a result of $27,000 of expenses included in the year ended December 31, 2011, prior to the resignation of our corporate secretary and a decrease of approximately $25,000 of fees recorded to our Acting President. Bad debt expense is comprised of $122,382 related to the Nova credit card portfolio and $50,000 was the result of a reserve on a note receivable from Industrial Systems, Inc. Amortization expenses (2011) are related to a consulting agreement with a former officer of Chex, and as of December 31, 2011 have been fully amortized.

OTHER INCOME (EXPENSE)

Other expense, net for the year ended December 31, 2012 was $153,485 compared to expenses of $491,571 for the year ended December 31, 2011. The 2012 expense includes $576,865 of interest expense, a $250,000 impairment charge reducing the book value of a license to zero and $16,531 for the fair value change of derivative liabilities. These expenses were partially offset by gain recorded on the expiration of guaranty of $648,000, dividend income of $22,500 and gain on rent forgiveness of $19,411. The 2011 expenses includes $494,904 of interest expense and $21,667 for the fair market value change of the derivative liability related to the convertible promissory note. Income of $25,000 from the dividend received related to the Paymaster long term investment offset these costs. Interest expense for the years ended December, 2012 and 2011 is summarized as:

	2012	2011

Notes payable, other	$ 454,773	$ 454,773
Notes payable, related parties	32,807	40,131

	$ 494,904	$ 494,404

INCOME TAX EXPENSE

There was no income tax expense recorded for the years ended December 31, 2012 and 2011.

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

The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed relate to interest rates on debt. The Company has only fixed rate debt. The Company has $2,911,140 of debt outstanding as of December 31, 2012, of which $2,090,719 has been borrowed at fixed rates ranging from 10% to 15%. This fixed rate debt is subject to renewal quarterly or annually and was due February 28, 2008.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements are listed under Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

N/A

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Acting Chief Executive Officer (the "CEO") who is also the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO /CFO has concluded that as of December 31, 2012 disclosure controls and procedures, were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).. As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2012 as described below.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(a)(b)(c)	Identification of directors, executive officers and certain significant persons

Name	Age	Offices Held	Length of service

Henry Fong	77	Chairman	Since June 2004

Thomas B. Olson	46	Secretary	From June 2004 through September 30, 2011

Barry Hollander	55	Acting Chief Executive Officer	Since January 2007

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

HENRY FONG

Mr. Fong became the Company’s chairman and chief executive officer upon the effectiveness of the Merger. Mr. Fong has served in a variety of roles for other public corporations. Mr. Fong has been a Director of SurgLine International, Inc. (“SurgLine”), formerly China Nuvo Solar Energy, Inc. (“China Nuvo”) since March 2002. Mr. Fong served as the President of China Nuvo form March 2002 through September 2011. SurgLine is an importer and distributor of medical products and surgery supplies. Mr. Fong has been president and a director of Alumifuel Power Corporation, (“Alumifuel”) formerly, Inhibiton Therapeutics, Inc. since its inception in May 2004. Alumifuel is a publicly held company developing hydrogen generation products, and Mr. Fong was the president, treasurer and a director of Hydrogen Power, Inc., formerly Equitex, Inc. from its inception in January 1983 to January 2007. From 1959 to 1982 Mr. Fong served in various accounting, finance and budgeting positions with the Department of the Air Force. During the period from 1972 to 1981 he was assigned to senior supervisory positions at the Department of the Air Force headquarters in the Pentagon. In 1978, he was selected to participate in the Federal Executive Development Program and in 1981, he was appointed to the Senior Executive Service. In 1970 and 1971, he attended the Woodrow Wilson School, Princeton University and was a Princeton Fellow in Public Affairs. Mr. Fong received the Air Force Meritorious Civilian Service Award in 1982. Mr. Fong has passed the uniform certified public accountant exam. In March 1994, Mr. Fong was one of twelve CEOs selected as Silver Award winners in FINANCIAL WORLD magazine’s corporate American “Dream Team.”

THOMAS B. OLSON

Mr. Olson became the Company’s secretary upon the effectiveness of the Merger. Mr. Olson also served as secretary of Equitex from January 1988 to April 2007, and has been a director of Chex since May 2002. From March 2002 through his resignation on December 15, 2010 Mr. Olson had been the secretary of China Nuvo. Mr. Olson has been Secretary of Equitex 2000, Inc. since its inception in 2001. Mr. Olson has been secretary of Alumifuel since its inception in May 2004. Mr. Olson has attended Arizona State University and the University of Colorado at Denver. Mr. Olson resigned on September 30, 2011.

BARRY HOLLANDER

Mr. Hollander has been our Acting Chief Executive Officer since January 2007. Mr. Hollander is currently the Chief Financial Officer (“CFO”) of SurgLine since May 2002. Additionally, Mr. Hollander since April 2011 has been the CFO of Mediswipe, Inc. (“Mediswipe”). MediSwipe, a publicly traded company, provides terminal-based services for physicians, clinics, hospitals and medical dispensaries that include: digital patient records, electronic record scanning, credit/debit card merchant services, check guarantee and elective surgery financing. Since April 2011, Mr. Hollander has been the CFO of 800 Commerce, Inc. (“800 Commerce”). 800 Commerce has filed a Registration Statement with the Securities and Exchange Commission to become publicly traded. 800 Commerce markets credit card processing services and has developed on-line portals and mobile applications offering directories of professional service providers. Mr. Hollander was the Chief Financial Officer of Techs Loanstar, Inc. from February 2010 through February 28, 2013. Mr. Hollander has a BS degree from Fairleigh Dickinson University.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater-than-10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe that during 2012, based solely on a review of the copies of such forms, if any, furnished to us during 2012 and written representations from the executive officers, directors and greater-than-10% beneficial owners of our common stock, have complied with all Section 16 filing requirements.

CODE OF ETHICS

We have adopted a Code of Ethics for our senior financial management, which includes our chief executive officer and chief financial officer as principal executive and accounting officers, that has been filed as an exhibit to this report.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Equity Compensation

Summary Compensation Table

The following table sets forth information regarding compensation paid to our officers during the years ended December 31, 2012 and 2011:

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(i)	(j)
Barry Hollander (1) Acting Chief Executive Officer	2012 2011	$0 $0	$0 $0	$71,025 $96,000	$71,025 $96,000

(1) Mr. Barry Hollander became Acting Chief Executive Officer in January 2007, filling a vacancy. Prior to that appointment, Mr. Hollander was providing functions related to accounting, finance and general operations of the Company as a consultant. Pursuant to the Board of Directors resolution, The Company through June 30, 2011 has been accruing a monthly management fee for Mr. Hollander of $10,000 per month and beginning July 1, 2011, $5,000 to $6,000 per month, and is paid when cash flow is available. During the years ended December 31, 2012 and 2011, the Company accrued and recorded expenses of $71,025 and $96,000, respectively. Mr. Hollander received $38,425 and $7,500 in cash payments for the years ended December 31, 2012 and 2011, respectively. On May 25, 2012 Mr. Hollander agreed to accept 15,000,000 shares of restricted common stock in payment of $300,000 of the amount due, and Mr. Hollander also agreed to forgive $67,500 of accrued and unpaid fees as of that date. Beginning October 1, 2012 the Company has agreed to compensate Mr. Hollander $5,000 a month for his services, and as of December 31, 2012, Mr. Hollander is owed $15,000 for these services.

Cash Incentive Bonuses

We had no cash incentive bonus program in effect for 2012.

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

We currently have no benefit plan.

Grant of Plan-Based Awards

None.

Outstanding Equity Awards at Fiscal Year-End Table

None.

	Option Awards					Stock Awards
Name	Number of Securities Under-lying Unexer-cised Options (#) Exer-cisable	Number of Securities Under-lying Unexer-cised Options (#) Unexer-cisable	Equity Incentive Plan Awards: Number of Securities Under-lying Unexer-cised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Securities That Have Not Vested (#)	Market Value of Securities That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Securities or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Securities or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Henry Fong	270,000	0	0	$0..327	2/9/2017	0	$0	0	$0

Option Exercises and Stock Vested Table

None.

Non-Qualified Deferred Compensation Plans

We have no non-qualified deferred compensation plans currently in effect.

Director Compensation

The following table shows the compensation earned by each of our non-officer directors for the year ended December 31, 2012.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Henry Fong	$6,250						$6,250

(1)	Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2012 in accordance with SFAS 123(R) of stock option awards, and may include amounts from awards granted in and prior to fiscal year 2012.

The 2012 amounts were not paid and are included in accrued expenses on the 2012 balance sheet. In September 2005 the Board of Directors of the Company authorized a new compensation plan to all Directors of the Company, which includes the grant of 30,000 options to each director on an annual basis, as well as annual compensation of $25,000 to each director, to be paid in monthly installments. Beginning with the monthly fee due September 1, 2006, the Board of Directors temporarily suspended the monthly payment and accordingly, at December 31, 2011, $204,159 was included in accrued liabilities representing the total amount that remains unpaid in the aggregate. During the year ended December 31, 2012, Mr. Fong received 15,000,000 shares of the Company’s common stock in satisfaction of $160,409 of accrued and unpaid director fees as well as $51,146 for reimbursement of Company expenses previously paid by and owed to Mr. Fong and accrued and unpaid interest of $46,994 on loans made to the Company from Mr. Fong and/or his affiliates., Additionally, members of the board of directors receive reimbursement for expenses incurred in attending board meetings or for other services related to their responsibilities as board members.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a) Security Ownership of Certain Beneficial Owners and Security Ownership of Management.

The following table contains information at March 31, 2013, as to the beneficial ownership of shares of our common stock and preferred stock by each person who, to our knowledge at that date, was the beneficial owner of five percent or more of the outstanding shares of the class, each person who is a director or a named executive officer of the Company under the summary compensation table and all persons as a group who are current executive officers and directors, and as to the percentage of outstanding shares so held by them at March 31, 2013. The number of shares beneficially held is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Including the number of shares below does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of the shares.

Name and Address of Beneficial Owner	Shares of Common Stock Owned (1)	Shares of Common Stock Underlying Options (1)	Total	Percentage of Common Stock Owned (2)	Shares of Class A Preferred Stock(1)	Percentage of Class A Preferred Stock Owned (3)	Shares of Class B Preferred Stock(1)	Percentage of Class B Preferred Stock Owned (4)
Henry Fong (5)	26,966,175	270,000	27,236,175	20.9%	819,000	100.0%	564,334	100.0%

Barry Hollander (6)	15,085,638	-	15,085,638	-	-	-	-	-

Mary Virginia Knight (7)	9,000,000	-	9,000,000	6.9%	-	-	-	-

HPI Partners, LLC (7)	10,500,000	-	10,500,000	8.1%	-	-	-	-

Carbon Capture, Inc. (8)	7,000,000	-	7,000,000	5.4%	819,000	100.0%	564,334	100.0%

All officers and directors as a group (two persons)	42,051,813	270,000	42,321,813	32.5%

(1) The beneficial owners exercise sole voting and investment power.

(2) As of April 5, 2013, 129,821,143 shares of our common stock were outstanding

(3) As of April 5, 2013 there were 819,000 shares of our Class A preferred stock outstanding.

(4) As of April 5, 2013 there was 222,222 shares of our Class B preferred stock outstanding.

(5)	The address of the beneficial owner is 7315 E. Peakview Avenue, Centennial, Co. 80111. Common stock owned includes 9,000,000 shares owned by Mr. Fong’s spouse, 10,500,000 shares owned by HPi Partners, LLC. a company controlled by Mr. Fong and 7,000,000 shares owned by Carbon Capture, Inc.(“CCC”) a company controlled by Mr. Fong. Class A Preferred Stock is owned by CCC and has been pledged as collateral to a company obligation on a convertible promissory note of $50,000 issued to Flux Carbon Capture Fund, LLC. The Class A preferred stock converts to twenty five hundredths of the common stock outstanding of the Company. Class B Preferred Stock, owned by CCC, converts to 60 shares of common stock for each share.
(6)	The address of the beneficial owner is 319 Clematis Street, Suite 400, West Palm beach, Fl. 33401. Common stock owned included 15,000,000 shares owned by Venture Equity, LLC. a Florida Limited Liability Company, controlled by Mr. Hollander.
(7)	The address of the beneficial owner is 7315 E. Peakview Avenue, Centennial, Co. 80111.
(8)	The address of the beneficial owner is 7315 E. Peakview Avenue, Centennial, Co. 80111. Class A Preferred Stock has been pledged as collateral to a company obligation on a convertible promissory note of $50,000 issued to Flux Carbon Capture Fund, LLC. The Class A preferred stock converts to twenty five hundredths of the common stock outstanding of the Company. Class B Preferred Stock, owned by CCC, converts to 60 shares of common stock for each share.

(c)	Changes in control. None

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

(a) Transactions with Related Persons.

None.

Transactions with Directors

DIRECTOR INDEPENDENCE

Our board of directors has two directors and has no standing sub-committees at this time due to the associated expenses and the small size of our board. We are not currently listed on a national securities exchange that has requirements that a majority of the board of directors be independent.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

D. Brooks and associates CPA’s, P.A. (“Brooks”) and R.R. Hawkins & Associates International a PC (“Hawkins”) served as our independent registered public accounting firms for December 31, 2012 and 2011, respectively..

Audit Fees

Fees billed and expected to be billed by Brooks and Hawkins for audit services related to the year ended December 31, 2012 and 2011 were approximately $8,000 and $7,000, respectively, which includes out-of-pocket costs incurred in connection with these services.

Audit-Related Fees

Fees billed by Hawkins for audit-related services related to the nine months ended September 30, 2012 and year ended December 31, 2011 were approximately $9,000 and $7,500, respectively. The fees were associated with the review of the quarterly financial statements of the Company.

Tax Fees

Fees billed and expected to be billed by Brooks and Hawkins for tax return preparation services related to the year ended December 31, 2012 and 2011 were $0.

All Other Fees

The Company incurred no other fees to Brooks and Hawkins for 2012 and 2011.

Preapproval Policy

Pursuant to our Audit Committee Charter, before the accountant is engaged by us to render audit or non-audit services, our audit committee approves the engagement. In absence of a standing audit committee, such approval is made by our entire board of directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	The following documents are filed as a part of this report immediately following the signature page.

1.	Financial Statements and Supplementary Data

Page
Reports of Independent Registered Public Accounting Firms	F-1 – F-2
Consolidated Financial Statements:
Consolidated Balance Sheets - December 31, 2012 and 2011	F-3
Consolidated Statements of Operations - years ended December 31, 2012 and 2011	F-4
Consolidated Statements of Stockholders’ Deficiency Years ended December 31, 2012 and 2011	F-5
Consolidated statements of Cash Flows - years ended December 31, 2012 and 2011	F-6
Notes to consolidated financial statements	F-7 – F-24

2.	Financial Statements Schedules.

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

Date: April 16, 2013	FASTFUNDS FINANCIAL CORPORATION (Registrant)
By /S/ BARRY HOLLANDER
Acting Chief Executive Officer Principal Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 16, 2013	/S/ BARRY HOLLANDER
Barry Hollander, Acting Chief Executive Officer and Director

Date: April 16, 2013	/S/ HENRY FONG
Henry Fong, Director

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 2012 and 2011

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firms	F-1- F-2

Consolidated Financial Statements:

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Stockholders’ Deficiency	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7 – F-24

D. Brooks and Associates CPA’s, P.A.

Certified Public Accountants - Valuation Analyst - Advisors

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Fastfunds Financial Corp.

We have audited the accompanying balance sheet of Fastfunds Financial Corp. as of December 31, 2012, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. Fastfunds Financial Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fastfunds Financial Corp. as of December 31, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses, has incurred negative cash flows from operations and has a working capital deficit. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

D. Brooks and Associates CPA’s, P.A.

West Palm Beach, Florida

April 16, 2013

D. Brooks and Associates CPA’s, P.A. 8918 Marlamoor Lane, West Palm Beach, FL 33412 – (954) 592-2507

R.R. Hawkins & Associates International, a Professional Corporation

DOMESTIC & INTERNATIONAL BUSINESS CONSULTING

A superior method to building big business…”

Board of Directors

FastFunds Financial Corp.

West Palm Beach, FL

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheets of FastFunds Financial Corp. as of December 31, 2011, and the related statements of operations, stockholders’ equity deficiency, and cash flows for the year in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FastFunds Financial Corp. as of December 31, 2011, and the results of its operations, and its cash flows for the year in the period ended December 31 2011 in conformity with U.S. generally accepted accounting principles.

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

/s/ R.R. Hawkins & Associates International, a PC

Los Angeles, CA

April 10, 2012

Reissued April 15, 2013

Corporate Headquarters

5777 W. Century Blvd. , Suite No. 1500

Los Angeles, CA 90045

T: 310.553.5707 F: 310.553.5337

www.rrhawkins.com

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011

ASSETS

Current assets:
Cash and cash equivalents	$218	$253
Accounts receivable, net of allowance of $50 (2012) and $75 (2011)	47,406	71,992
Current portion of notes and advances receivable (Note 3)	-	50,000
Deferred financing costs	10,743	213
Other current assets	126	557

Total current assets	58,493	123,015

Accounts receivable	-	105,000
Other assets	200	200
Long term investments (Note 4)	89,575	89,575

	89,775	194,775

	$148,268	$317,790

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$716,137	$774,800
License fee payable	250,000	-
Due to HPI (Note 7)	75,000	75,000
Accrued expenses, including related parties $32,175 (2012) and $674,609 (2011) (Note 5)	3,021,455	3,441,199
Promissory notes (Note 6), including related parties
of $333,363 (2012) and $423,208 (2011)	2,712,140	2,756,652
Litigation contingency (Note 7)	2,484,922	2,484,922
Debenture payable, net	74,739	18,703
Derivative liabilities (Notes 6 and 7)	219,548	694,667

Total current liabilities	9,553,941	10,245,943

Commitments and contingencies (Notes 5, 6,and 7)

Stockholders' equity deficiency (Note 9):
Preferred stock, $.001 par value; 5,000,000 shares authorized;
Class A preferred stock, $0.001 par value; 1,000,000 shares authorized; 819,000 shares
issued and outstanding (2012)	819	-
Class B preferred stock, $0.001 par value; 1,000,000 shares authorized; 297,667 shares
issued and outstanding (2012)	298	-
Common stock, $.001 par value; 250,000,000 shares authorized; 131,944,761 (2012) and 57,389,400
(2011) shares issued and 131,944,761 (2012) and 30,637,368 (2011) shares outstanding	131,946	57,390
Additional paid-in capital	13,589,861	17,178,455
Common treasury stock at cost; 26,752,032 (2011) shares	-	(4,547,845)
Accumulated deficit	(23,186,216)	(22,673,772)

Total company stockholders' deficiency	(9,463,292)	(9,985,772)
Less noncontrolling interest	57,619	57,619
Total deficiency	(9,405,673)	(9,928,153)

Total liabilities and deficiency	$148,268	$317,790

See notes to consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

Fee revenue, net	$36,518	$44,225

Operating expenses:
Processing fees	28,850	35,132
Returned checks (collected)	(705)	(2,210)
Other	3,518	4,843

Total operating expenses	31,663	37,765

Gross profit	4,855	6,460

Selling, general and administrative	191,432	244,417
Depreciation and amortization	-	51,766
Bad debt expense	172,382	-
Loss from operations	(358,959)	(289,723)

Other income (expense):
Interest expense	(576,865)	(494,904)
Derivative liability expense	(16,531)	(21,667)
Dividend and fee income	22,500	25,000
Gain on rent forgiveness	19,411	-
Impairment of license	(250,000)	-
Gain on expiration of guaranty	648,000	-
Total other expense	(153,485)	(491,571)

Net loss	$(512,444)	$(781,294)

Net loss per share	$(0.00)	$(0.03)

Weighted average number of common shares outstanding
Basic and diluted	117,306,058	30,637,368

See notes to consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2012

			Class A		Class B		Additional				Total
	Common stock		Preferred stock		Preferred stock		paid-in	Noncontrolling	Common stock	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	interest	treasury	deficit	deficiency
Balances, January 1, 2011	57,389,400	$57,390	-	-	-	-	$17,126,689	$57,619	$(4,547,845)	$(21,892,478)	$(9,198,625)

Decrease in notes and advances receivable due from
related parties (note 7)	-	-	-	-	-	-	51,766	-	-	-	51,766

Net loss	-	-	-	-	-	-	-	-	-	(781,294)	(781,294)
Balances, December 31, 2011	57,389,400	57,390	-	-	-	-	17,178,455	57,619	(4,547,845)	(22,673,772)	(9,928,153)

Common stock issued upon conversion of convertible debt
and accrued interest	9,605,733	9,606	-	-	-	-	27,394	-	-	-	37,000

Common stock issued for exercises of warrants	3,200,000	3,200	-	-	-	-	28,800	-	-	-	32,000

Cancellation and return of treasury stock	(26,752,032)	(26,752)	-	-	-	-	(4,521,093)		4,547,845	-	-

Issuance of common stock pursuant to merger agreement	90,000,000	90,000	-	-	-	-	(90,000)	-	-	-	-

Issuance of preferred stock in exchange for cancellation of
common stock	(67,000,000)	(67,000)	819,000	819	297,667	298	65,883	-	-	-	-

Issuance of common stock in exchange for
cancellation of accounts payable and accured expenses	30,000,000	30,000	-	-	-	-	646,049	-	-	-	676,049

Issuance of common stock for loan origination fees	35,714	36	-	-	-	-	464	-	-	-	500

Issuance of common stock in exchange for
cancellation of notes payable	35,465,946	35,466	-	-	-	-	200,259	-	-	-	235,725

Reclassification of embedded derivatives upon conversion of
convertible debt	-	-					53,651	-	-	-	53,651

Net loss	-	-					-	-	-	(512,444)	(512,444)

Balances, December 31, 2012	131,944,761	$131,946	819,000	$819	297,667	$298	$13,589,861	$57,619	$-	$(23,186,216)	$(9,405,673)

See notes to consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
Cash flows from operating activities:
Net loss	$(512,444)	$(781,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of non compete agreement	-	51,766
Bad debt expense	172,382	-
Stock issued for loan origination fee	500	-
Amortization of discount on convertible notes	92,036	18,703
Amortization on converted debentures	53,651	-
Initial interest expense on convertible debentures	27,154	-
Fair value change in derivative liability	(64,273)	21,667
Amortization of deferred financing costs	6,314	1,944
Gain on rent forgiveness	(19,411)	-
Impairment of license	250,000	-
Gain on expiration of guaranty	(648,000)	-
Decrease (increase) in assets:
Accounts receivable	7,204	(3,018)
Other current assets	87	-
Increase (decrease) in liabilities
Accounts payable	(7,518)	(2,341)
Accrued expenses	497,428	676,136

Net cash used in operating activities	(144,890)	(16,437)

Cash flows from financing activities:
Proceeds from exercise of warrants	32,000	-
Borrowings on convertible notes	210,000	25,000
Borrowings on notes and loans payable, related	12,580	-
Borrowings on notes and loans payable, other	12,700	30,095
Repayments on notes and loans payable, related	(102,425)	(37,950)
Repayments on notes and loans payable, other	(3,500)	-
Payment of deferred financing costs	(16,500)	(2,500)
Net cash provided by financing activities	144,855	14,645

Net decrease in cash and cash equivalents	(35)	(1,792)
Cash and cash equivalents, beginning	253	2,045

Cash and cash equivalents, ending	$218	$253

Supplemental disclosure of cash flow information:

Cash paid for interest	$32,155	$-

Cash paid for income taxes	$-	$-

Conversion of convertible notes to common stock	$235,725	$-

Conversion of convertible debentures to common stock	$37,000	$-

Conversion of accounts payable, accrued liabilities and
accrued interest to common stock	$600,000	$-

See notes to consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION

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

On May 25, 2012, the Company entered into an Agreement Concerning the Exchange of Securities (the “Agreement”) by and among Advanced Technology Development, Inc., a Colorado corporation ("ATD"), and Carbon Capture USA, Inc., a Colorado corporation ("Carbon") and Carbon Capture Corporation, a Colorado corporation ("CCC"). ATD is a newly formed, 100% wholly owned subsidiary of the Company. Carbon is a 100% wholly owned subsidiary of CCC, which is privately held. Mr. Henry Fong, a director of the Company is the control person of CCC. Pursuant to the Agreement, ATD acquired from CCC all of the issued and outstanding common stock of Carbon in exchange for ninety million (90,000,000) newly issued unregistered shares of the Company’s common stock. ATD has also assumed an unpaid license fee of $250,000 due from Carbon to CCC.

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

On July 6, 2012 The Financial Industry Regulatory Authority approved the Company's 3 for 1 forward stock split on its common stock outstanding in the form of a dividend, with a Record Date of June 18, 2012. The stock split entitled each common stock shareholder as of the Record Date to receive two (2) additional shares of common stock for each one (1) share owned. Additional shares issued as a result of the stock split were distributed on July 9, 2012. All share amounts in this Annual Report have been adjusted to reflect the stock split.

FFFC’s subsidiaries (collectively referred to as the “Company”) include the following:

Chex, a Minnesota corporation, provided financial services prior to the sale of substantially all of Chex’s assets (the “Asset Sale”), see below, which primarily consisted of check cashing, automated teller machine (ATM) access, and credit card advances to customers primarily at Native American owned casinos and gaming establishments.

Collection Solutions, Inc. (“Collection Solutions”), a Minnesota corporation, formed for the purpose of providing collection services for the Company, customers of the Company, and other entities both within and outside the gaming industry. Collection Solutions was a licensed collection agency in Minnesota.

FastFunds International, Inc. (“FFI”), a Delaware corporation formed to build a presence in Europe for the Company’s stored value card program.

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

Denaris Corporation ("Denaris"), was formed to develop and market a prepaid re-loadable stored value card program, which was designed to offer customers, particularly immigrants, a convenient alternative to traditional bank accounts; 77%-owned by the Company; Denaris generated no revenues through December 31, 2012.

Collection Solutions, FFI, FFC, FFIL, Denaris and Key generated no revenues and had no significant operations for the years ended December 31, 2012 and 2011. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going concern and management’s plans:

The Company’s financial statements for the year ended December 31, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred significant losses since its inception and has a working capital deficit of $9,494,458, and an accumulated deficit of $23,186,216 as of December 31, 2012. Moreover, it presently has no significant ongoing business operations or sources of revenue and little resources with which to obtain or develop new operations.

The Company currently plans to receive $30,000 annually pursuant to the Preferred Stock it holds of an unaffiliated party (see note 4), as well as minimal cash from the Nova remaining credit card portfolio. These factors raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the Company will have adequate resources to fund future operations, if any, or that funds will be available to the Company when needed, or if available, will be available on favorable terms or in amounts required by the Company. Currently, the Company does not have a revolving loan agreement with any financial institutions, nor can the Company provide any assurance it will be able to enter into any such agreement in the future. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company evaluates, on an ongoing basis, potential business acquisition/restructuring opportunities that become available from time to time, which management considers in relation to its corporate plans and strategies. See note 12, Subsequent Events.

2. Summary of significant accounting policies:

Basis of presentation and principles of consolidation:

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

Accounts receivables and revenue recognition:

Accounts receivables are stated at cost plus refundable and earned fees (the balance reported to customers), reduced by allowances for refundable fees and losses. As of December 31, 2011 management believed that part of this receivable would not be collected in the next twelve months and accordingly was reclassified as non-current on the accompanying balance sheet. Fees (revenues) are accrued monthly on active credit card accounts and included in credit card receivables, net of estimated uncollectible amounts. Accrual of income is discontinued on credit card accounts that have been closed or charged off. Accrued fees on credit card loans are charged off with the card balance, generally when the account becomes 90 days past due. The allowance for losses is established through a provision for losses charged to expenses. Credit card receivables are charged against the allowance for losses when management believes that collectability of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. This evaluation also takes into consideration such factors as changes in the volume of the loan portfolio, overall portfolio quality and current economic conditions that may affect the borrowers’ ability to pay. While management uses the best information available to make its evaluations, this estimate is susceptible to significant change in the near term.

Long-lived assets:

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the second quarter of fiscal 2012, management determined the license agreement of CCUSA, our wholly owned subsidiary, and the Company’s related investment in CCUSA were impaired and recognized an impairment charge of $250,000.

Noncontrolling interest:

On January 1, 2012, the Company adopted authoritative accounting guidance that requires the ownership interests in subsidiaries held by parties other than the parent, and income attributable to those parties, be clearly identified and distinguished in the parent’s consolidated financial statements. The Company’s noncontrolling interest is now disclosed as a separate component of the Company’s consolidated deficiency on the balance sheets. Earnings and other comprehensive income are separately attributed to both the controlling and noncontrolling interests.  Earnings per share are calculated based on net income attributable to the Company’s controlling interest.

Loss per share:

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants, and common stock underlying convertible promissory notes are not considered in the calculations for the periods ended December 31, 2012 and 2011, as the impact of the potential common shares, which total 196,379,829 (2012) and 2,610,951 (2011), would be antidilutive.

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

  There were no options granted during the years ended December 31, 2012 and 2011.

  The Company’s stock option plan is more fully described in Note 9.

        Income Taxes

   Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

   The Company accounts for income taxes under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Accounting for Income Taxes.  It prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As a result, the Company has applied a more-likely-than-not recognition threshold for all tax uncertainties.  The guidance only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the various taxing authorities.

 The Company classifies penalties and interest related to unrecognized tax benefits as income tax expense in the Statements of Operations

Reclassifications:

Certain prior period balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' deficiency.

Recent Accounting Pronouncements Not Yet Adopted:

As of the date of this report, there are no recent accounting pronouncements that have not yet been adopted that we believe would have a material impact on our financial statements.

3. Notes and interest receivable:

Notes and interest receivable at December 31, 2012 and 2011, consist of the following:

	2012	2011
Note receivable, Industrial Systems, Inc; interest at 6%; matured April 2007; currently in default, a valuation allowance of $50,000 has been recorded against this receivable at December 31, 2012 [A]	$50,000	$50,000

Note receivable from Coast ATM, LLC; interest at 10%; maturity November 2005; a valuation allowance of $50,000 has been recorded against this receivable at December 31, 2012 and 2011, respectively; in default and non-performing [A]	50,000	50,000
	100,000	100,000
Less valuation allowances	(100,000)	(50,000)

Notes and interest receivable, current portion	$0	$50,000

[A] The Company is no longer accruing interest on these non-performing loans due to uncertainty as to substantial collection.

Changes in the allowance for notes and interest receivable for the years ended December 31, 2012 and 2012 are as follows:

	2012	2011

Balances, beginning of year	$50,000	$300,000
Additions charged to costs and expenses
(deducted from notes receivable)	50,000	-
Settlements	-	(250,000)

Balances, end of year	$100,000	$50,000

4. Long term investments:

On March 30, 2011, the Company and Paymaster Limited (“Paymaster”) agreed to restructure a note receivable (the “Note”). Pursuant to the agreement, the parties agreed to convert the remaining balance of $339,575 of the Note receivable into Cumulative Convertible Redeemable Preference Shares (the Preference Shares”) with a value of $400,000, and an annual dividend of 7.5% over thirty-six (36) months. Paymaster, at any time prior to maturity, may elect to redeem some or all of the Preference Shares at an effective dividend rate of 10% per annum. The Company, upon maturity and with not less than ninety (90) days prior notice, may elect to convert some or all of Preference Shares into the pro rata equivalent of 11,100 ordinary shares of Paymaster (equal to 10% of the issued and outstanding capital of the Company based on the conversion of all Preference Shares on a fully diluted basis). The Company has recorded the investment at $89,575, net of a valuation allowance of $250,000, the same historical carrying value on the Company’s balance sheet as the note. During the years ended December 31, 2012 and 2011 the company received cash dividends form Paymaster of $22,500 and $7,500, respectively, as well as a $10,000 restructuring fee in the year ended December 31, 2011.

5. Accrued liabilities:

Accrued liabilities at December 31, 2012 and 2011 were $3,021,455 and $3,441,199 respectively, and were comprised of:

	2012	2011

Legal fees	$215,218	$474,576
Interest	2,427,746	2,030,380
Consultants and advisors	175,750	506,950
Director’s fees	-	204,159
Registration rights	98,013	98,013
Other	104,728	127,121

	$3,021,455	$3,441,199

6. Promissory notes, including related parties and debenture payable:

Promissory notes, including related parties at December 31, 2012 and 2011, consist of the following:

	2012	2011

Promissory notes payable:

Various, including related parties of $333,363 (2012) and $423,208 (2011); interest rate ranging from 8% to 10% [A]	$621,421	$665,933

Notes payable; interest rates ranging from 9% to 15%; interest payable quarterly; the notes are unsecured, matured on February 28, 2008; currently in default and past due [B]	2,090,719	2,090,719

	$2,712,140	$2,756,652

The weighted average interest rate on short-term borrowings was 17.3% and 17.1% in 2012 and 2011, respectively.

[A]	Pursuant to a November 4, 2011 Board of director resolution, these notes are convertible on similar terms as the 2011 and 2012 Notes (see Debentures payable).

[B]	These notes payable (the “Promissory Notes”) originally became due on February 28, 2007. The Company renewed $283,000 of the Promissory Notes on the same terms and conditions as previously existed. In April 2007 the Company, through a financial advisor, restructured $1,825,000 of the Promissory Notes (the “Restructured Notes”). The Company has accrued an expense of $36,500 to compensate the financial advisor 2% of the Restructured Notes as well as having issued 150,000 shares of common stock to the financial advisor. The Restructured Notes carry a stated interest rate of 15% (a default rate of 20%) and matured on February 28, 2008. The Company has not paid the interest due since June 2007, and no principal payments on the Promissory Notes have been made since 2008 and accordingly, they are in default.

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

In January 2008, the Company and the three guarantors received a complaint filed by the financial advisor (acting as agent for the holders of the Restructured Notes) and the holders of the Restructured Notes. The claim is seeking $1,946,250 plus per diem interest beginning January 22, 2008 at the rate of twenty percent (20%) per annum plus $37,000 due the financial advisor for unpaid fees. The court has ruled in favor of a motion for summary judgment filed by certain of the plaintiffs and a judgment was entered on August 18, 2009 in the total amount of $2,487,250 in principal and interest on the notes, $40,920 in related claims and $124,972 in attorney’s fees and expenses. The Company is not aware of any payments being made by any of the guarantors and accordingly, the Company includes these liabilities on the December 31, 2012 balance sheet promissory notes payable and accrued expenses.

Debenture payable:

In June 2011, the Company entered into a note agreement with Asher Enterprises, Inc. (“Asher”) for the issuance of a convertible promissory note in the amount of $25,000 (the “2011 Note”). Among other terms the Note was due nine months from its issuance date, bears interest at 8% per annum, payable in cash or shares at the Conversion Price as defined herewith, and are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 50% of the average of the lowest three trading prices (as defined in the note agreements) per share of the Company’s common stock for the ten trading days immediately preceding the date of conversion. Upon the occurrence of an event of default, as defined in the Note, the Company is required to pay interest at 22% per annum and the holders may at their option declare the Note, together with accrued and unpaid interest, to be immediately due and payable. In addition, the Note provides for adjustments for dividends payable other than is shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company. The Company must maintain sufficient authorized shares reserved for issuance under the Note.

The Company received net proceeds of $22,500 after debt issuance costs of $2,500 paid for lender legal fees. These debt issuance costs were amortized over the earlier of the terms of the Note or any redemptions and accordingly $1,944 and $556 has been expensed as debt issuance costs (included in interest expense) during the years ended December 31, 2012 and 2011, respectively.

During 2012, the Company issued the following convertible notes (“2012 Notes”) which contain similar conversion terms to the 2011 Notes:

Date	Lender	Amount	Interest	Maturity
a) June 8, 2012	Asher	$30,000	8%	March 8, 2013
b) June 25, 2012	Asher	42,500	8%	March 25, 2013
c) August 23, 2012	Asher	32,500	8%	June 23, 2013
d) October 9, 2012	Carebourn	5,000	8%	Demand
e) October 17, 2012	Continental	25,000	10%	October 17, 2013
f) October 24, 2012	GEL Properties, LLC.	10,000	6%	October 24, 2014
g) October 29, 2012	GEL Properties, LLC	15,000	6%	October 29, 2014
h) December 24, 2012	Flux Carbon Starter Fund, LLC	50,000	12%	June 30, 2013
Total		$210,000

The Company received net proceeds of $193,500, after debt issuance costs of $16,500. These debt issuance costs will be amortized over the earlier of the terms of the Note or any redemptions and accordingly $5,757 has been expensed as debt issuance costs (included in interest expense) for the year ended December 31, 2012.

The Company has determined that the conversion feature of the 2011 and 2012 Notes represent embedded derivatives since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the Notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion features must be bifurcated from the debt hosts and accounted for as derivative liabilities. Accordingly, the fair value of these derivative instruments have been recorded as liabilities on the consolidated balance sheet with the corresponding amounts recorded as a discounts to the Notes. Such discounts will be accreted from the date of issuance to the maturity dates of the Notes. The change in the fair value of the liabilities for derivative contracts will be recorded to other income or expenses in the consolidated statement of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet.

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

During the year ended December 31, 2012, the Company received in the aggregate, Conversion Notices for $25,000, thereby satisfying the 2011 Note.

The beneficial conversion features included in the 2012 Notes resulted in initial debt discounts of $210,000 and an initial loss on the valuation of derivative liabilities of $27,154 for a derivative liability initial balance of $237,154. The fair values of the 2012 Notes were calculated at issue dates utilizing Monte Carlo simulations and the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
6/8/12	$33,415	9 months	$0.0116	$0.0233	341%	.09
6/25/12	$47,063	9 months	$0.00611	$0.0127	295%	.09
8/23/12	$35,550	9 months	$0.0208	$0.05	250%	.13
10/9/12	$5,664	9 months	$0.0061	$0.0076	292%	.16
10/17/12	$28,071	12 months	$0.004384	$0.0087	295%	.17
10/24/12	$13,688	12 months	$0.00275	$0.0055	305%	.18
10/29/12	$17,146	12 months	$0.00275	$0.0055	306%	.18
12/24/12	$56,557	6 months	$0.0013	$0.004	303%	.12
Total	$237,154

During the year ended December 31, 2012, Asher converted $11,000 of the 2012 Notes. The Company reduced the derivative liability by $8,761 for the conversion. As of December 31, 2012, the Company revalued the balance of $199,000 of the 2012 Notes and based on their fair value of $219,548, adjusted the derivative liability balance by $8,845 for the 2012 Notes. .

The fair value of the 2012 Notes was calculated at December 31, 2012 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$219,548	1-9 months	$0.0013-0.00175	302%-334%	0.02-.0.12

The inputs used to estimate the fair value of the derivative liabilities are considered to be level 2 inputs within the fair value hierarchy.

A summary of the derivative liabilities related to convertible notes as of December 31, 2011 and December 31, 2012 is as follows:

Fair Value	Derivative Liability Balance 12/31/11	Initial Derivative Liability	Redeemed convertible notes	Fair value change- year ended 12/31/12	Derivative Liability Balance 12/31/12
2011 Notes	$46,667	-	$(44,890)	$(1,777)	$ -
2012 Notes	-	$237,154	(8,761)	(8,845)	219,548
Total	$46,667	$237,154	$(53,651)	$(10,622)	$219,548

Derivative liabilities as of December 31, 2011 also includes a guaranty obligation of $648,000, see Note 7.

7.	Commitments and contingencies:

Litigation:

The Forest County Potawatomi Community (“FCPC”) has initiated an action against Chex, an inactive subsidiary of the Company, in the FCPC tribal court asserting that Chex breached a contract with FCPC during the 2002 to 2006 time period. Chex is inactive and did not defend this action. On October 1, 2009 a judgment was entered against Chex in the FCPC Tribal Court in the amount of $2,484,922. The Company has included $2,484,922 in litigation contingency on the consolidated balance sheets as of December 31, 2012 and 2011.

The Company is involved in various claims and legal actions arising in the ordinary course of business. The ultimate disposition of these matters may have a material adverse impact either individually or in the aggregate on future consolidated results of operations, financial position or cash flows of the Company.

Operating lease:

Effective February 1, 2011 through December 31, 2011 the Company rented office space in West Palm Beach, Florida for $900 per month. Effective January 1, 2012 the Company is utilizing space in an office rented by a Company controlled by our Acting President. The monthly rent is approximately $1,006.

Rent expense for the years ending December 31, 2012 and 2011 was approximately $10,818 and $13,050

Consulting agreement:

In conjunction with the Asset Sale, an officer signed a five-year non-compete agreement with the buyer and also signed a release, waiving his right to any future commissions that he was previously entitled to. The Company agreed to compensate the officer $100,800 annually, over the five-year term of the non-compete agreement. Such compensation is to be applied to reduce the loan and interest receivable from the officer. If the officer breaches his non-compete agreement, the officer is no longer entitled to compensation and will be liable for any amount remaining on the loan. Accordingly, during 2011 the Company recorded consulting expenses of $51,766 and the interest and note receivable from the officer has been reduced by $51,766 for 2011. As of December 31, 2011 the loan balance was zero.

HPI Stock Price Guaranty:

In May 2006, Hydrogen Power, Inc. (“HPI”) and the Company negotiated a settlement regarding convertible notes with a face value of $200,000 issued by the Company, whereby HPI issued 180,000 shares of its common stock. In connection with the Settlement Agreement, a Stock Sale and Lock-up Agreement, Registration Agreement and an Escrow Agreement were also entered into (the “Agreements”). Terms of the Agreements stipulate a price protection clause whereby the Company under certain circumstances must reimburse the former debt holders if the market price of the HPI common stock issued to them in the settlement is below $4.00 per share at the time they sell the stock.  As a result, the Company has included a derivative liability due to the debt holders on its’ balance sheet as of December 31, 2011 of $648,000. During the year ended December 31, 2012, due to the expiration of the Sock Sale and Lock-up Agreement, the Company was no longer liable for the stock price guaranty, and accordingly recognized a gain on expiration of guaranty of $648,000, included in other income (expenses) on the Company’s statement of operations.

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

Income tax expense for 2012 and 2011 is as follows:

	2012	2011

Current:
Federal	$-	$-
State	-	-

	-	-

Deferred:
Federal	272,000	1,007,000
State	30,000	119,000
Valuation allowance	(302,000)	(1,126000)

	-	-

	$-	$-

The following is a summary of the Company’s deferred tax assets and liabilities at December 31, 2012 and 2011:

	2012	2011

Deferred tax assets - current:
Stock-based compensation and other	$874,000	$874,000
Net operating loss carry forwards	554,000	252,000
	1,428,000	1,126,000

Less valuation allowance	(1,428,000)	(1,126,000)

Net deferred tax assets	$-	$-

A reconciliation between the expected tax expense (benefit) and the effective tax rate for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011

Statutory federal income tax rate	(34%)	(34%)
State taxes, net of federal income tax	(4%)	(4%)
Effect of change in valuation allowance	(21%)	-
Non deductible expenses and other	59%	38%

	0%	0%

At December 31, 2006, the Company had utilized all of its net operating loss carryforwards available for federal and state income tax purposes. For the year ended December 31, 2012, the Company had a tax net operating loss carry forward of approximately $4,521,000. Any unused portion of this carry forward expires in 2029. Utilization of this loss may be limited in the event of an ownership change pursuant to IRS Section 382.

9. Stockholders’ deficiency:

Common stock:

On June 5th, 2012, the Board of Directors unanimously approved a dividend whereby the shareholders of the Company would receive a dividend payable as a three for one (3:1) forward split of the issued and outstanding shares of the common stock (the “Dividend Shares”) of the Company. All of the following share issuances are stated on a post dividend basis.

During the year ended December 31, 2012, the Company entered into various agreements with certain of its non-affiliated creditors to convert various outstanding loans into restricted shares of the Company. The total amount converted was $235,725 and the Company issued 35,465,946 shares of common stock, at an average price of approximately $0.0066 per share.

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

On May 25, 2012, pursuant to the Agreement in Note 1 above, the Company issued 90,000,000 shares of restricted common stock to Carbon Capture Corporation (“CCC”) in exchange for 100% of the common stock of their wholly owned subsidiary, Advanced Technology Development, Inc.

On May 25, 2012 the Company issued 1,410,255 shares of common stock to Asher upon the conversion of $5,500 of the 2011 Note. The shares were issued at an average conversion price of approximately $0.0039 per share.

On June 14, 2012 the Company issued 1,434,264 shares of common to stock to Asher upon the conversion of $12,000 of the 2011 Note. The shares were issued at an average price of approximately $0.0084 per share.

On June 27, 2012 the Company issued 507,246 shares of common stock to Asher upon the conversion of $7,000 of the 2011 Note. The shares were issued at an average conversion price of approximately $0.00138 per share.

In June 2012, the Company issued 3,200,000 shares of common stock pursuant to the exercise of warrants to purchase 3,200,000 shares of common stock. The exercise price of the warrants was approximately $0.01 and the Company received $32,000.

On July 9, 2012 the Company issued 142,857 shares of common stock to Asher upon the conversion of the remaining balance of $500 of the 2011 Note and accrued and unpaid interest of $1,000. The shares were issued at an average conversion price of approximately $0.0105 per share.

On October 9, 2012 the Company issued 35,714 shares of restricted common stock to Carebourn in consideration of fees related to the issuance of the Company’s $5,000 convertible note to Carebourn. The shares were valued at $0.014 per share and the Company recorded interest expense of $500 for the year ended December 31, 2012.

In October and December 2012, the Company issued 819,000 shares of Series A Preferred stock and 297,667 shares of Series B Preferred stock to CCC in exchange for their cancellation of 67,000,000 shares of common stock.

On December 10, 2012 the Company issued 6,111,111 shares of common to stock to Asher upon the conversion of $11,000 of the June 2012 Note. The shares were issued at an average conversion price of approximately $0.0018 per share.

Preferred stock

The Company is authorized to issue 5,000,000 shares of preferred stock. On October 19, 2012, the Board of Directors approved the filing of a Certificate of Designation (“COD”) establishing the designations, preferences, limitations and relative rights for 1,000,000 shares of the Company’s Class A Preferred Stock. In October 2012 1,000,000 shares of Class A Preferred Stock Shares were issued to CCC in exchange for their cancellation of 60,000,000 shares of common stock.

On December 14, 2012, Board of Directors approved the filing of a COD establishing the designations, preferences, limitations and relative rights of the Company’s Class B Preferred Stock. The COD allows the Board of Directors in its sole discretion to issue up to 1,000,000 shares of Class B Preferred Stock. On December 14, 2012 the Company issued 181,000 shares of Class B Preferred stock to CCC, in exchange for CCC cancelling 181,000 shares of Class A Preferred Stock. CCC subsequently pledged the 819,000 shares of Class A Preferred stock they own as collateral in conjunction with the issuance of the $50,000 convertible note issued to Flux Carbon Starter Fund, LLC.

The COD for Class A Preferred stock states; each share of the Class A Preferred Stock shall be entitled to a number of votes determined at any time and from time to time determined as follows: any holder of Class A Preferred Stock can vote such shares as if converted based on the Conversion Rights in below. The Class A Preferred Stock shall have a right to vote on all matters presented or submitted to the Corporation’s stockholders for approval in pari passu with holders of the Corporation’s common stock, and not as a separate class. Each share of the Class A Preferred Stock shall automatically convert (the “Conversion”) into shares of the Corporation’s common stock at the moment there are sufficient authorized and unissued shares of common stock to allow for the Conversion. The number of shares of common stock to which a holder of Class A Preferred Stock shall be entitled upon a conversion shall equal the product obtained by (a) multiplying the number of fully diluted common shares by twenty five hundredths (0.25), then (b) multiplying the result by a fraction, the numerator of which will be the number of shares of Class A Preferred stock being converted and the denominator of which will be the number of authorized shares of Class A Preferred stock. As of December 31, 2012 there are 819,000 shares of Class A Preferred stock outstanding.

The COD for Class B Preferred stock states; each share of the Class B Preferred Stock shall be entitled to a number of votes determined at any time and from time to time determined as follows: any holder of Class B Preferred Stock can vote such shares as if converted based on the Conversion Rights in below. The Class B Preferred Stock shall have a right to vote on all matters presented or submitted to the Corporation’s stockholders for approval in pari passu with holders of the Corporation’s common stock, and not as a separate class. Each share of the Class B Preferred Stock shall automatically convert (the “Conversion”) into shares of the Corporation’s common stock at the moment there are sufficient authorized and unissued shares of common stock to allow for the Conversion. The Class B Preferred Stock will convert in their entirety, simultaneously to equal the amount of shares of common stock resulting from the amount of series B Preferred Stock outstanding multiplied by sixty (60). The Conversion shares will be issued pro rata so that each holder of the Class B Preferred Stock will receive the appropriate number of shares of common stock equal to their percentage ownership of their Class B Preferred Stock. On December 14, 2012 the Company issued 116,667 shares of Class B Preferred stock in exchange for the CCC cancelling 7,000,000 shares of common stock. As of December 31, 2012 there are 297,667 shares of Class B Preferred stock outstanding.

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

There were no options granted during the years ended December 31, 2012 and 2011.

All options outstanding at December 31, 2012 are fully vested and exercisable. A summary of outstanding balances at December 31, 2012 is as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Options	exercise price	Remaining contractual life	Value

Outstanding at January 1, 2012	990,000	$0.34	3.98	$0

Outstanding at December 31, 2012	990,000	$0.34	2.98	$0

Warrants:

During the year ended December 31, 2009 the company issued warrants to purchase 1,447,618 shares of common stock. The warrants had an exercise price of $0.03 per share, and expired in April 2012.

A summary of the activity of the Company’s outstanding warrants during 2012 is as follows:

	Warrants	Weighted-average exercise price	Weighted-average grant date fair value	Aggregate intrinsic value

Outstanding and exercisable act January 1, 2012	4,342,854	$ 0.01	$ 0.009	$ -
Exercised	(3,200,000)	(0.01)	(0.009)	-
Expired	(1,142,854)	(0.01)	(0.009)	-

Outstanding at December 31, 2012	-	-	-	-

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

Return of Company Common Stock from HPI:

On January 2, 2007, pursuant to the terms of a Redemption, Stock, Sale and Release Agreement (the “Redemption Agreement”) by and between HPI and the Company, the Company (i) redeemed 26,752,032 shares of the Company’s common stock held by HPI, (ii) acquired from HPI an aggregate of 5,000 shares of common stock of Denaris Corporation, a Delaware corporation (“Denaris”), (iii) acquired from HPI an aggregate of 1,000 shares of common stock of Key Financial Systems, Inc., a Delaware corporation (“Key Financial”), and (iv) acquired from HPI an aggregate of 1,000 shares of common stock of Nova Financial Systems, Inc., a Delaware corporation (“Nova Financial”). Denaris was a majority owned subsidiary of HPI, and Key Financial and Nova Financial were wholly owned subsidiaries of HPI. Denaris and Key Financial do not have any operations and Nova Financial has limited operations The shares of common stock of each entity transferred by HPI pursuant to the Redemption Agreement constituted all of HPI’s holdings in each entity.

As of December 31, 2011 the Company included on the consolidated balance sheet in common treasury stock, the cost of the shares. During the year ended December 31, 2012 the Company cancelled the shares and they were returned to authorized and unissued shares of common stock.

After the closing of the Redemption Agreement, HPI held 3,500,000 shares of the Company’s common stock, constituting approximately 34.3% of the Company’s outstanding common stock at December 31, 2012. These shares have been pledged as collateral on certain notes of HPI. During 2008 as a result of the assumption of this debt by HPI Partners, LLC., (“HPIP”) and the subsequent foreclosure by the debt holders upon HPIP, HPIP owns the 3.5 million shares. The principal managers of HPIP are Messrs. Fong and Olson. Mr. Fong is the Chairman of the Company and Mr. Olson was the secretary of the Company through September 30, 2011, the date of his resignation.

On January 18, 2008, the Company filed a complaint in the Superior Court of Washington in King County (the “Superior Court”). The complaint was filed by the Company, Daniel Bishop, Barbara M. Schaper, HP Services LLC, VP Development Corporation, and Gulfstream Financial Partners, LLC (collectively, the “Plaintiffs”) against Dilbagh Singh Gujral, Ricky Gurdish Gujral, Virendra Chaudhary, Gurinder Dilawari, Global Hydrofuels Technology, Inc. (“GHTI”) and Hydrogen Power, Inc. (collectively, the “Defendants”).

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

11. Related party transactions:

Management and director fees:

During the years ended December 31, 2012 and 2011, the Company accrued and recorded expenses of $71,025 and $96,000, respectively for the services of Mr. Barry Hollander as our Acting President. Mr. Hollander received $38,425 and $7,500 in cash payments for the years ended December 31, 2012 and 2100, respectively. On May 25, 2012 Mr. Hollander agreed to accept 15,000,000 shares of restricted common stock in payment of $300,000 of previous fees accrued and unpaid, and Mr. Hollander also agreed to forgive $67,500 of accrued and unpaid fees as of that date. Beginning October 1, 2012, the Company has agreed to compensate Mr. Hollander $5,000 a month for his services, and as of December 31, 2012, Mr. Hollander is owed $15,000 for these services.

For the year ended December 31, 2011, the Company accrued fees of $25,000 for the services of Mr. Henry Fong, as a member of the Company’s Board of Directors. For the quarter ended March 31, 2012, the Company accrued an additional fee of $6,250 for Mr. Fong’s services. On May 25, 2012 Mr. Fong agreed to accept 15,000,000 shares of restricted common stock in payment of accrued and unpaid director fees of $160,409 as well as $51,146 for reimbursement of Company expenses previously paid by and owed to Mr. Fong and accrued and unpaid interest of $46,994 on loans made to the Company from Mr. Fong and/or his affiliates. Beginning October 1, 2012, the Company has agreed to compensate Mr. Fong $5,000 a month for his services, and as of December 31, 2012, Mr. Fong is owed $15,000 for these services.

Acquisition of Carbon Capture:

On May 25, 2012, the Company’s newly formed subsidiary ATD acquired Carbon Capture USA (“Carbon”) from Carbon Capture Corporation, a Colorado corporation ("CCC"). CCC is privately held by Mr. Henry Fong, a director of the Company and is the control person of CCC. Pursuant to the Agreement, ATD acquired from CCC all of the issued and outstanding common stock of Carbon in exchange for ninety million (90,000,000) newly issued unregistered shares of the Company’s common stock.

Notes payable:

As disclosed in Note 4, the Company has issued notes payable to various related parties. During the year ended December 31, 2012 the Company issued notes to the related parties of $12,580 and made payments of $102,425 to the related party noteholders. As of December 31, 2012 a balance of $333,363 is owed to the related party noteholders.

HPI Partners:

HPIP, pursuant to the Redemption Agreement (see note 10), owns 3.5 million shares of the Company’s common stock. The principal managers of HPIP are Messrs. Fong and Olson. Mr. Fong is the Chairman of the Company and Mr. Olson was the Secretary of the Company through September 30, 2011, the date of his resignation.

12. Subsequent events:

On March 5, 2013 the Company announced that its newly formed, wholly-owned subsidiary, NET LIFE Financial Processing, Inc., has acquired the exclusive mortgage servicing rights for NET LIFE Financial Holdings ("NET LIFE") from the holder, a Florida Trust.

NET LIFE is a development stage enterprise that has developed and is offering an innovative new mortgage product that is not based on credit history (no doc) or personal guarantees. It is only secured by the underlying collateral and a life insurance policy on the borrower. Therefore, all that is required to qualify for a mortgage loan is qualifying for a life insurance policy, a down payment that usually amounts to 10% of the purchase price and verification that the borrower has the financial ability to pay the monthly payments. NET LIFE believes this mortgage product will be attractive to a wide spectrum of potential borrowers including:

•	first time homebuyers

•	borrowers who have experienced prior financial difficulties such as foreclosures, bankruptcies, late payments or other credit problems

•	borrowers who are presently employed and whose current income would qualify for a mortgage loan; but who couldn't otherwise qualify; and

•	borrowers who may wish to bypass the traditional paperwork involved in the typical underwriting process but who would otherwise qualify.

Since its formation in 2012, NET LIFE has completed development of its mortgage product and conducted testing via a limited number of successful closings. NET LIFE is now developing plans for a national launch of its product line.

On March 5, 2013 the Company issued 6,636,364 shares of common stock to Asher upon the conversion of $7,300 of the 2012 Notes. The shares were issued at an average price of approximately $0.0011 per share.

On March 14, 2013 the Company issued a convertible promissory note for $46,000 to a third party. The note matures on November 14, 2013 and carries an annual interest rate of 8%. The note is convertible into shares of common stock of the Company at a fifty percent (50%) discount to the average of the lowest three days closing market price of the Company’s common stock for the ten (10) days preceding the conversion.

On March 19, 2013 the Company issued 266,667 shares of Class B preferred stock to CCI in exchange for their cancellation of their 16,000,000 shares of Company common stock.

On March 19, 2013 the Company issued 5,789,474 shares of common stock to Asher upon the conversion of $11,000 of the 2012 Notes. The shares were issued at an average price of approximately $0.0019 per share.

Management has determined that there are no further events subsequent to the balance sheet date that should be disclosed in these financial statements.