Form 10-Q
period 2013-03-31
FASTFUNDS FINANCIAL CORP
filed 2013-05-20
CIK 779956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

x	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended March 31, 2013

¨	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission File No. 000-33053

FASTFUNDS FINANCIAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Nevada	87-0425514
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

319 Clematis Street, Suite 400

West Palm Beach, Florida 33401

(Address of principal executive offices) (Zip code)

(561) 514-9042

(Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. xYes ¨No

Indicate by check mark whether the Registrant has submitted electronically and posted on it corporate web site, if any, every Interactive data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). xYes ¨No

Indicate by a check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ¨	Accelerated filer ¨
Non-accelerated filer ¨	Smaller reporting companyx

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b.2 of the Exchange Act). ¨Yes xNo

Number of shares of common stock outstanding at May 15, 2013: 153,923,256

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

THREE MONTHS ENDED MARCH 31, 2013 and 2012

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Page

Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets March 31, 2013 (unaudited) and December 31, 2012	2

Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (Unaudited)	4

Notes to Condensed Consolidated Financial Statements (Unaudited)	5 – 25

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$568	$218
Accounts receivable	57,198	47,406
Deferred financing costs	8,360	10,743
Other current assets	126	126

Total current assets	66,252	58,493
Other assets	200	200
Long term investments (Note 3)	89,575	89,575
	89,775	89,775

	$156,027	$148,268
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$723,335	$716,137
License fee payable	250,000	250,000
Due to related party	75,000	75,000
Accrued expenses, including related parties $56,083 (2013) and $32,175 (2012) (Note 4)	3,159,575	3,021,455
Promissory notes (Note 5), including related parties		-
of $309,513 (2013) and $333,363 (2012)	2,690,790	2,712,140
Litigation contingency (Note 6)	2,484,922	2,484,922
Debenture payable, net	134,608	74,739
Derivative liabilities (Note 5)	242,768	219,548

Total current liabilities	9,760,998	9,553,941
Commitments and contingencies (Notes 4, 6,and 8)
Stockholders' deficiency (Note 8):
Preferred stock, $.001 par value; 5,000,000 shares authorized;
Class A preferred stock, $0.001 par value; 1,000,000 shares authorized; 819,000 shares
issued and outstanding	819	819
Class B preferred stock, $0.001 par value; 1,000,000 shares authorized; 564,334 (2013) and
297,667 (2012) shares issued and outstanding	564	298
Common stock, $0.001 par value; 250,000,000 shares authorized; 133,813,456 (2013) and		-
131,944,761 (2012) shares issued and outstanding	133,816	131,946
Additional paid-in capital	13,632,467	13,589,861
Accumulated deficit	(23,430,256)	(23,186,216)

Total company stockholders' deficiency	(9,662,590)	(9,463,292)
Less noncontrolling interest	57,619	57,619
Total deficiency	(9,604,971)	(9,405,673)

Total liabilities and deficiency	$156,027	$148,268

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

	(Unaudited)

	2013	2012

Fee revenue, net	$8,071	$9,392

Operating expenses:
Processing fees	6,829	7,586
Returned checks (collected)	(155)	(100)
Other	392	1,336

Total operating expenses	7,066	8,822

Gross profit	1,005	570

Selling, general and administrative	43,512	58,401
Loss from operations	(42,507)	(57,831)

Other income (expense):
Interest expense	(206,073)	(125,521)
Derivative liability expense	4,541	1,667
Dividend and fee income	-	7,500

Total other expense	(201,532)	(116,354)

Net loss	$(244,039)	$(174,185)

Net loss per share	$(0.00)	$(0.01)

Weighted average number of common shares outstanding
Basic and diluted	130,778,708	30,637,368

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2013 AND 2012

	(Unaudited)

	2013	2012
Cash flows from operating activities:
Net loss	$(244,039)	$(174,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible notes	78,169	6,297
Initial derivative liability expense on convertible debentures	2,298	-
Fair value change in derivative liability	(6,839)	(1,667)
Amortization of deferred financing costs	6,983	557
Increase in assets:
Accounts receivable	(9,792)	(2,793)
Increase in liabilities
Accounts payable	7,200	2,312
Accrued expenses	138,120	169,257

Net cash used in operating activities	(27,900)	(222)

Cash flows from financing activities:
Borrowings on convertible notes	46,000	-
Borrowings on notes and loans payable, related	1,400	3,875
Borrowings on notes and loans payable, other	10,700	1,500
Repayments on notes and loans payable, related	(25,250)	(3,680)
Repayments on notes and loans payable, other	-	(1,500)
Payment of deferred financing costs	(4,600)	-
Net cash provided by financing activities	28,250	195

Net increase (decrease) in cash and cash equivalents	350	(27)
Cash and cash equivalents, beginning	218	253

Cash and cash equivalents, ending	$568	$226

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Schedule of Non-Cash Financing Activities:

Conversion of convertible notes to common stock	$8,200	$-

Reclass of derivative liability to equity upon conversion of convertible debt	$18,243	$-

Conversion of convertible debentures to common stock	$18,300	$-

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On March 5, 2013, the Company and its’ newly formed and wholly owned subsidiary NET LIFE Processing Inc., (“NET LIFE”) entered into an Agreement Concerning the Exchange of Securities (the “Agreement”) with Net Life Financial Processing Trust (“Net Life Trust”) and the Trustee of Net Life Trust pursuant to which NET LIFE will acquire the exclusive mortgage servicing rights (the “Rights”) from Net Life Trust. Net Life Trust holds the exclusive mortgage servicing rights from Net Life Financial Holdings Trust.

The consideration for the Rights will be thirty three percent (33%) of the Company on a post issuance basis (the “Share Consideration”). The parties have agreed that the Share Consideration can be in a Class of newly formed Preferred Stock which Certificate of Designation, will include among other things, the right for the Preferred Stock to convert to thirty three percent (33%) of the outstanding shares of common stock, post issuance.

The closing of the transaction contemplated by the Agreement (the “Closing”) is subject to the satisfaction or waiver of customary closing conditions, including that the representations and warranties given by the Parties are materially true and correct as of the Closing, and the exchanging and approval by each party of the other party’s schedules and exhibits.

NET LIFE is a development stage enterprise that has developed and is offering an innovative new mortgage product that is not based on credit history (no doc) or personal guarantees. It is only secured by the underlying collateral and a life insurance policy on the borrower. Therefore, all that is required to qualify for a mortgage loan is qualifying for a life insurance policy, a down payment that usually amounts to 10% of the purchase price and verification that the borrower has the financial ability to pay the monthly payments. NET LIFE believes this mortgage product will be attractive to a wide spectrum of potential borrowers including:

·	first time homebuyers

·	borrowers who have experienced prior financial difficulties such as foreclosures, bankruptcies, late payments or other credit problems

·	borrowers who are presently employed and whose current income would qualify for a mortgage loan; but who couldn't otherwise qualify; and

·	borrowers who may wish to bypass the traditional paperwork involved in the typical underwriting process but who would otherwise qualify.

Since its formation in 2012, NET LIFE has completed development of its mortgage product and conducted testing via a limited number of successful closings. NET LIFE is now developing plans for a national launch of its product line.

Going concern and management’s plans:

In the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. The Company’s interim financial statements for the three months ended March 31, 2013 and 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $244,039 for the three months ended March 31, 2013, and has a working capital deficit of approximately $9,695,000 and accumulated deficit of approximately $23,430,300 as of March 31, 2013. Moreover, the Company presently has no significant ongoing business operations or sources of revenue and has little resources with which to obtain or develop new operations.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not contain any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company currently expects to receive approximately $30,000 annually pursuant to the Preferred Stock it holds of an unaffiliated party (see note 3), as well as minimal cash from the Nova remaining credit card portfolio. However, the Company has not received the quarterly dividend from its’ investment since the quarter ended June 30, 2012, and has not received any cash from the Nova portfolio since 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the Company will have adequate resources to fund future operations, if any, or that funds will be available to the Company when needed, or if available, will be available on favorable terms or in amounts required by the Company. Currently, the Company does not have a revolving loan agreement with any financial institutions, nor can the Company provide any assurance it will be able to enter into any such agreement in the future. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company evaluates, on an ongoing basis, potential business acquisition/restructuring opportunities that become available from time to time, which management considers in relation to its corporate plans and strategies.

2. Summary of significant accounting policies:

Basis of presentation and principles of consolidation:

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (SEC) on April 16, 2013. Interim results of operations for the three months ended March 31, 2013 are not necessarily indicative of future results for the full year. Certain amounts from the 2012 period have been reclassified to conform to the presentation used in the current period.

The condensed consolidated financial statements include the accounts of the Company and its’ subsidiaries. All material intercompany balances and transactions have been eliminated.

Cash and cash equivalents:

For the purpose of the financial statements, the Company considers all highly-liquid investments with an original maturity three-months or less to be cash equivalents.

Accounts receivables and revenue recognition:

Accounts receivables are stated at cost plus refundable and earned fees (the balance reported to customers), reduced by allowances for refundable fees and losses. Fees (revenues) are accrued monthly on active credit card accounts and included in accounts receivables, net of estimated uncollectible amounts. Accrual of income is discontinued on credit card accounts that have been closed or charged off. Accrued fees on credit card loans are charged off with the card balance, generally when the account becomes 90 days past due. The allowance for losses is established through a provision for losses charged to expenses. Credit card receivables are charged against the allowance for losses when management believes that collectability of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. This evaluation also takes into consideration such factors as changes in the volume of the loan portfolio, overall portfolio quality and current economic conditions that may affect the borrowers’ ability to pay. While management uses the best information available to make its evaluations, this estimate is susceptible to significant change in the near term.

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

Loss per share:

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants, and common stock underlying convertible promissory notes are not considered in the calculations for the periods ended March 31, 2013 and 2012, as the impact of the potential common shares, which total 139,402,442 (2013) and 12,832,854 (2012), would be antidilutive.

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

There were no options granted during the three months ended March 31, 2013 and 2012.

The Company’s stock option plan is more fully described in Note 8.

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

3. Long term investments:

On March 30, 2011, the Company and Paymaster Limited (“Paymaster”) agreed to restructure a note receivable (the “Note”). Pursuant to the agreement, the parties agreed to convert the remaining balance of $339,575 of the Note receivable into Cumulative Convertible Redeemable Preference Shares (the Preference Shares”) with a value of $400,000, and an annual dividend of 7.5% over thirty-six (36) months. Paymaster, at any time prior to maturity, may elect to redeem some or all of the Preference Shares at an effective dividend rate of 10% per annum. The Company, upon maturity and with not less than ninety (90) days prior notice, may elect to convert some or all of Preference Shares into the pro rata equivalent of 11,100 ordinary shares of Paymaster (equal to 10% of the issued and outstanding capital of the Company based on the conversion of all Preference Shares on a fully diluted basis). The Company has recorded the investment at $89,575, net of a valuation allowance of $250,000, the same historical carrying value on the Company’s balance sheet as the note. The last dividend the Company has received was the quarterly dividend for the quarter ended June 30, 2012.

4. Accrued liabilities:

Accrued liabilities at March 31, 2013 and December 31, 2012 were $3,159,575 and $3,021,455, respectively, and were comprised of:

	2013	2012

Legal fees	$215,218	$215,218
Interest	2,548,644	2,427,746
Consultants and advisors	192,950	175,750
Registration rights	98,013	98,013
Other	104,750	104,728

	$3,159,575	$3,021,455

5. Promissory notes, including related parties and debenture payable:

Promissory notes, including related parties at March 31, 2013 and December 31, 2012, consist of the following:

10

	2013	2012

Promissory notes payable:

Various, including related parties of $309,513 (2013) and $333,363 (2012); interest rate ranging from 8% to 10% [A]	$600,071	$621,421

Notes payable; interest rates ranging from 9% to 15%; interest payable quarterly; the notes are unsecured, matured on February 28, 2008; currently in default and past due [B]	2,090,719	2,090,719

	$2,690,790	$2,712,140

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

In January 2008, the Company and the three guarantors received a complaint filed by the financial advisor (acting as agent for the holders of the Restructured Notes) and the holders of the Restructured Notes. The claim is seeking $1,946,250 plus per diem interest beginning January 22, 2008 at the rate of twenty percent (20%) per annum plus $37,000 due the financial advisor for unpaid fees. The court has ruled in favor of a motion for summary judgment filed by certain of the plaintiffs and a judgment was entered on August 18, 2009 in the total amount of $2,487,250 in principal and interest on the notes, $40,920 in related claims and $124,972 in attorney’s fees and expenses. The Company is not aware of any payments being made by any of the guarantors and accordingly, the Company includes these liabilities on the March 31, 2013 and December 31, 2012 balance sheet promissory notes payable and accrued expenses.

Debenture payable:

During 2012, the Company issued three convertible notes aggregating $105,000 to Asher Enterprises, Inc. (“Asher” and “2012 Asher Notes”). Among other terms the 2012 Asher Notes are due nine months from their issuance date, bear interest at 8% per annum, are payable in cash or shares at the Conversion Price as defined herewith, and are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 50% of the average of the lowest three trading prices (as defined in the note agreements) per share of the Company’s common stock for the ten trading days immediately preceding the date of conversion. Upon the occurrence of an event of default, as defined in the Note, the Company is required to pay interest at 22% per annum and the holders may at their option declare the 2012 Notes, together with accrued and unpaid interest, to be immediately due and payable. In addition, the 2012 Notes provides for adjustments for dividends payable other than is shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company. The Company must maintain sufficient authorized shares reserved for issuance under the 2012 Asher Notes, and has a current reserve of 23,711,232 shares reserved for 2012 Asher notes. As of March 31, 2013, the outstanding balance of the 2012 Asher Notes is $75,700, of which $43,200 are past due as of March 31, 2013. In April 2013, Asher converted $23,000 of the past due notes.

On October 9, 2012, the Company issued a $5,000 convertible promissory note to Carebourn Capital LP (“Carebourn”). The Carebourn note is due on denmand, bears interest at 8% per annum and has a conversion feature similar to the 2012 Asher Notes.

On October 17, 2012, the Company issued a $25,000 convertible promissory note to Continental Equities, LLC (“Continental”). The Continental note is due on October 17, 2013, bears interest at 10% per annum. The conversion feature of the Continental note equals 50% of the average of the three lowest closing bid prices during the thirty day trading period prior to the conversion. The Company reserved 23,000,000 shares of common stock for the conversion of the Continental note. On March 26, 2013, Carebourn acquired the Continental note from Continental.

On October 24 and 29, 2012, the Company issued convertible promissory notes of $9,000 and $16,000, respectively, to GEL Properties, LLC (“Gel”). The Gel notes mature on their two year anniversary and bear interest at 6% per annum. Gel is entitled, at its’ option at any time after the requisite rule 144 holding period, and after full cash payment for the shares convertible, to convert all or any amount of the principal face amount of the Gel note than outstanding into shares of the Company’s common stock. The Company reserved 9,000,000 and 16,000,000 shares of common stock, respectively, for the conversion of the Gel notes. The conversion feature of the Gel notes equals 50% of the lowest closing bid price of the Company’s common stock for the five trading days including the day of conversion.

On December 24, 2012, the Company issued a $50,000 convertible promissory note to Flux Carbon Starter Fund, LLC (“Flux”). The note matures on June 30, 2103 and bears interest at 12% per annum. The Flux note has a conversion price equal to 50% of the lowest volume weighted average closing bid price for the 90 days preceding conversion.

The 2012 Notes are summarized as follows:

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

The Company received net proceeds of $193,500, after debt issuance costs of $16,500. These debt issuance costs will be amortized over the earlier of the terms of the Note or any redemptions and accordingly $6,983 has been expensed as debt issuance costs (included in interest expense) for the three months ended March 31, 2013.

The Company has determined that the conversion feature of the 2012 and 2013 (see below) Notes represent embedded derivatives since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the Notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion features must be bifurcated from the debt hosts and accounted for as derivative liabilities. Accordingly, the fair value of these derivative instruments have been recorded as liabilities on the consolidated balance sheet with the corresponding amounts recorded as a discounts to the Notes. Such discounts will be accreted from the date of issuance to the maturity dates of the Notes. The change in the fair value of the liabilities for derivative contracts will be recorded to other income or expenses in the consolidated statement of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet.

The beneficial conversion features included in the 2012 Notes resulted in initial debt discounts of $210,000 and an initial loss on the valuation of derivative liabilities of $27,154 for a derivative liability initial balance of $237,154.

During the year ended December 31, 2012, Asher converted $11,000 of the 2012 Notes. The Company reduced the derivative liability by $8,761 for the conversion. As of December 31, 2012, the Company revalued the balance of $199,000 of the 2012 Notes and based on their fair value of $219,548, adjusted the derivative liability balance by $8,845 for the 2012 Notes. During the three months ended March 31, 2013, Asher converted $18,300 of the 2012 Asher Notes. The Company reduced the derivative liability by $18,242 for the conversion. As of March 31, 2013 the Company revalued the balance of $180,700 of the 2012 Notes and based on their fair value of $191,565, adjusted the derivative liability balance by $9,741 for the 2012 Notes.

The fair value of the 2012 Notes was calculated at December 31, 2012 and March 31, 2013 utilizing the following assumptions:

Date	Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
December 31, 2012	$219,548	1-9 months	$0.0013-0.00175	302%-334%	0.02-.0.12
March 31, 2013	$191,565	1-6 months	0.001613-0.001758	336%	0.06-0.11

On March 14, 2013 the Company issued a convertible promissory note for $46,000 to an accredited investor (the “2013 Note”). The 2013 Note is due eight months from issuance and bears an interest rate of 8% per annum. The conversion feature of the 2013 Note is a 50% discount to the average of the three lowest day closing bid prices for the ten trading days prior to conversion. The beneficial conversion features included in the 2013 Note resulted in initial debt discount of $46,000 and an initial loss on the valuation of derivative liabilities of $2,298 for a derivative liability initial balance of $48,298. From the period of the 2013 Note issuance to March 31, 2013, the Company revalued the 2013 Note and based on the fair value of $51,203, adjusted the derivative liability balance by $2,905. The fair value of the 2103 Note on its issuance date and as of March 31, 2013 was calculated utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
3/14/13	$48,298	9 months	$0.001978	$.0045	338%	.12
3/31/13	51,203	8 months	0.001666	-	336%	.11

The inputs used to estimate the fair value of the derivative liabilities are considered to be level 2 inputs within the fair value hierarchy.

A summary of the derivative liabilities related to convertible notes as of December 31, 2012 and March 31, 2013 is as follows:

Fair Value	Derivative Liability Balance 12/31/12	Initial Derivative Liability	Redeemed convertible notes	Fair value change- three months ended 3/31/13	Derivative Liability Balance 3/31/13
2012 Notes	$219,548	-	$(18,242)	$(9,741)	$191,565
2013 Note	-	$48,298	-	2,905	51,203
Total	$219,548	$48,298	$(18,242)	$(6,836)	$242,768

6.	Commitments and contingencies:

Litigation:

The Forest County Potawatomi Community (“FCPC”) has initiated an action against Chex, an inactive subsidiary of the Company, in the FCPC tribal court asserting that Chex breached a contract with FCPC during the 2002 to 2006 time period. Chex is inactive and did not defend this action. On October 1, 2009 a judgment was entered against Chex in the FCPC Tribal Court in the amount of $2,484,922. The Company has included $2,484,922 in litigation contingency on the consolidated balance sheets as of March 31, 2013 and December 31, 2012.

The Company is involved in various claims and legal actions arising in the ordinary course of business. The ultimate disposition of these matters may have a material adverse impact either individually or in the aggregate on future consolidated results of operations, financial position or cash flows of the Company.

Operating lease:

Effective January 1, 2012 the Company is utilizing space in an office rented by a Company controlled by our Acting President. Effective January 1, 2013 the monthly rent is approximately $1,066.

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

At December 31, 2006, the Company had utilized all of its net operating loss carryforwards available for federal and state income tax purposes. As of March 31, 2013, the Company had a tax net operating loss carry forward of approximately $4,521,000. Any unused portion of this carry forward expires in 2029. Utilization of this loss may be limited in the event of an ownership change pursuant to IRS Section 382.

8. Stockholders’ deficiency:

Common stock:

On March 5, 2013 the Company issued 6,636,364 shares of common stock to Asher upon the conversion of $7,300 of the 2012 Notes. The shares were converted at an average conversion price of approximately $0.0011 per share.

On March 19, 2013 Carbon exchanged 16,000,000 shares of common stock for the issuance of 266,667 shares of class B preferred stock.

On March 19, 2013 the Company issued 5,789,474 shares of common stock to Asher upon the conversion of $11,000 of the 2012 Notes. The shares were converted at an average conversion price of approximately $0.0019 per share.

On March 29, 2013 the Company issued 5,442,857 shares of common stock upon the conversion of $8,200 of promissory notes.

Preferred stock

The Company is authorized to issue 5,000,000 shares of preferred stock. On October 19, 2012, the Board of Directors approved the filing of a Certificate of Designation (“COD”) establishing the designations, preferences, limitations and relative rights for 1,000,000 shares of the Company’s Class A Preferred Stock.

As of March 31, 2013 there are 819,000 shares of Class A preferred stock outstanding. The shares have been pledged as collateral by CCC (the sole holder of the shares) subsequently pledged the 819,000 shares of Class A Preferred stock they own as collateral in conjunction with the issuance of the $50,000 convertible note issued to Flux Carbon Starter Fund, LLC.

The COD for Class A Preferred stock states; each share of the Class A Preferred Stock shall be entitled to a number of votes determined at any time and from time to time determined as follows: any holder of Class A Preferred Stock can vote such shares as if converted based on the Conversion Rights in below. The Class A Preferred Stock shall have a right to vote on all matters presented or submitted to the Corporation’s stockholders for approval in pari passu with holders of the Corporation’s common stock, and not as a separate class. Each share of the Class A Preferred Stock shall automatically convert (the “Conversion”) into shares of the Corporation’s common stock at the moment there are sufficient authorized and unissued shares of common stock to allow for the Conversion. The number of shares of common stock to which a holder of Class A Preferred Stock shall be entitled upon a conversion shall equal the product obtained by (a) multiplying the number of fully diluted common shares by twenty five hundredths (0.25), then (b) multiplying the result by a fraction, the numerator of which will be the number of shares of Class A Preferred stock being converted and the denominator of which will be the number of authorized shares of Class A Preferred stock. As of December 31, 2012 there are 819,000 shares of Class A Preferred stock outstanding.\

On December 14, 2012, Board of Directors approved the filing of a COD establishing the designations, preferences, limitations and relative rights of the Company’s Class B Preferred Stock. The COD allows the Board of Directors in its sole discretion to issue up to 1,000,000 shares of Class B Preferred Stock. The COD for Class B Preferred stock states; each share of the Class B Preferred Stock shall be entitled to a number of votes determined at any time and from time to time determined as follows: any holder of Class B Preferred Stock can vote such shares as if converted based on the Conversion Rights in below. The Class B Preferred Stock shall have a right to vote on all matters presented or submitted to the Corporation’s stockholders for approval in pari passu with holders of the Corporation’s common stock, and not as a separate class. Each share of the Class B Preferred Stock shall automatically convert (the “Conversion”) into shares of the Corporation’s common stock at the moment there are sufficient authorized and unissued shares of common stock to allow for the Conversion. The Class B Preferred Stock will convert in their entirety, simultaneously to equal the amount of shares of common stock resulting from the amount of series B Preferred Stock outstanding multiplied by sixty (60). The Conversion shares will be issued pro rata so that each holder of the Class B Preferred Stock will receive the appropriate number of shares of common stock equal to their percentage ownership of their Class B Preferred Stock. As of March 31, 2013 there are 564,334 shares of Class B Preferred stock outstanding.

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

There were no options granted during the three months ended March 31, 2013.

All options outstanding at March 31, 2013 are fully vested and exercisable. A summary of outstanding balances at March 31, 2013 and December 31, 2012 is as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Options	exercise price	Remaining contractual life	Value

Outstanding at January 1, 2013	990,000	$0.34	2.98	$0

Outstanding at March 31, 2013	990,000	$0.34	2.73	$0

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

Pursuant to the APA and the TSA, FFFC and Chex owed Game approximately $300,000. Game, FFFC and Chex agreed to settle the balance due for $275,000 (included in accounts payable on the balance sheet presented herein) with payment terms. FFFC and Chex have not made any of the payments stipulated in the settlement and subsequently Game filed a complaint against Chex, FFFC and Hydrogen Power Inc. (“HPI”) seeking approximately $318,000. The Company has agreed to a judgment of $329,146, comprised of the $275,000, attorney fees of $15,277 (included in accounts payable on the balance sheet presented herein, and attorney fees of $38,869 (included in accrued liabilities on the balance sheet presented herein). FFFC and Chex have agreed to indemnify HPI.

10. Related party transactions:

Management and director fees:

During the three months ended March 31, 2013 and 2012 the Company accrued expenses of $15,000 and $18,000, respectively, for the services of Mr. Barry Hollander as our Acting President. Mr. Hollander received $7,500 in cash payments for the three months ended March 31, 2013. As of March 31, 2013, Mr. Hollander is owed $22,500 for these services.

For the three months ended March 31, 2013, the Company accrued expenses of $5,000 for our Chairman, Mr. Fong’s services. Mr. Fong received $5,300 in cash payments for the three months ended March 31, 2013. As of March 31, 2013, Mr. Fong is owed $24,700 for these services.

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

Notes payable:

As disclosed in Note 5, the Company has issued notes payable to various related parties. During the year ended March 31, 2013 the Company issued notes to the related parties of $1,400 and made payments of $25,250 to the related party noteholders. As of March 31, 2013 a balance of $309,513 is owed to the related party noteholders.

11. Subsequent events:

On April 16, 2013 the Company issued 6,380,952 shares of common stock to Asher upon the conversion of $12,200 of the 2012 Notes and accrued and unpaid interest of $1,200.The shares were issued at an average conversion price of approximately $0.0021 per share.

On April 24, 2013 the Company issued 2,500,000 shares of common stock to GEL. The shares were issued pursuant to the terms of their note agreement and delivered to the holder to a creditor in possession (“CPE”) escrow. Conversion notices were received on May 9 and 13, 2013 whereby Gel converted $2,000 and $1,000, respectively, of their note and received 1,212,121 and 689,655 shares of common stock, respectively, from the CPE escrow.

On April 29, 2013 the Company issued 935,666 shares of Class B preferred stock to Carbon to replace the 819,000 Series A preferred stock they pledged as collateral to Flux. Carbon now owns 15,000,000 shares of Class B preferred stock. Pursuant to the certificate of designation of the Class B preferred stock, each share converts to 60 shares of common stock. Accordingly, Carbon will be issued 90,000,000 shares of common stock upon the conversion of their 15,000,000 shares of Class B preferred stock.

On April 26, 2013, the Company issued a convertible promissory note with a face value of $50,000 to a credited investor. The Company received net proceeds of $40,000.

On April 30, 2013, the Company issued 6,352,941 shares of common stock to Asher upon the conversion of $10,800.The shares were issued at a conversion price of approximately $0.0017 per share.

On April 30, 2013, the Company issued 4,237,288 shares of common stock to Carebourn upon the conversion of $5,000 of the Continental note acquired by Carebourn. The shares were issued at a conversion price of approximately $0.0012 per share.

Also on April 30, 2013, the Company issued 1,247,143 shares of common stock upon the conversion of $2,200 of a note payable. The shares were issued at a conversion price of approximately $0.00176 per share.

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

GENERAL

FastFunds Financial Corporation (“FFFC”) is a holding company and through January 31, 2006 operated primarily through its wholly-owned subsidiary Chex Services, Inc. (“Chex”). As disclosed in the December 31, 2012 10-K, FFFC also has several other non-operating wholly-owned subsidiaries. FFFC and its subsidiaries are referred to as (the “Company”).

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2012 and 2011. The financial statements presented for the three months ended March 31, 2013 and 2012 include FFFC and its subsidiaries.

In light of the foregoing, and the Company’s sale of substantially all of its assets in January 2006, the historical data presented below is not indicative of future results. You should read this information in conjunction with the audited consolidated financial statements of the Company, including the notes to those statements for the year ended December 31, 2012, filed with the SEC on April 16, 2013, and the following “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

The Company’s financial statements for the three months ended March 31, 2013 and 2012 have been prepared on a going concern basis, which contemplates the realization of its remaining assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred significant losses since its inception and has a working capital deficit of approximately $9,695,000 and an accumulated deficit of approximately $23,430,300 as of March 31, 2013. Moreover, it presently has minimal ongoing business operations or sources of revenue, and little available resources with which to obtain or develop new operations.

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

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2013, net cash used in operating activities was $27,900 compared to $222 for the three months ended March 31, 2012. Net loss was $244,039 and $174,185 for the three months ended March 31, 2013 and 2012, respectively. Included in the net loss was $103,394 (2013) and $6,854 (2012) for the amortization of interest and deferred financing costs related to convertible notes. The current period loss also included an initial derivative liability expense of $2,298 as a result of the fair value of a newly issued convertible note. These losses were offset by gains in the change in fair value of the convertible notes of $25,081 (2013) and $1,667 (2012).

There was no cash provided by or used in investing activities for the three months ended March 31, 2013 and 2012.

Net cash provided by financing activities for the three months ended March 31, 2013 was $28,250 compared to $195 for the three months ended March 31, 2012. During the three months ended March 31, 2013, the Company received $46,000 from the issuance of convertible notes and $12,100 from the issuance of notes payable ($1,400 from related parties). The Company repaid $25,250 of related party notes payable and paid $4,600 of deferred financing fees. The activity for the three months ended March 31, 2012 is the Company received net proceeds of $5,375 ($3,875 from related parties) on the issuance of notes payable, and repaid $5,180 ($3,680 to related parties) of notes payable.

For the three months ended March 31, 2013, cash and cash equivalents increased by $350 compared to a decrease of $27 for the three months ended March 31, 2012. Ending cash and cash equivalents at March 31, 2013 was $568 compared to $226 at March 31, 2012.

We have limited cash and cash equivalents on hand and need to raise funds to continue to be able to support our operating expenses and to meet our other obligations as they become due. Sources available to us that we may utilize include the sale of our or HPI’s equity securities, as well as the exercise of outstanding options and warrants, which may cause dilution to our stockholders.

REVENUES

Total revenues for the three months ended March 31, 2013 were $8,071 compared to $9,392 for the three months ended March 31, 2012. Revenues in all periods consist of credit card income on Nova’s remaining portfolio.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2013, were $7,066 compared to $8,822 for the three months ended March 31, 2012. Expenses were primarily comprised of costs related to third party servicing fees of Nova’s remaining credit card portfolio.

SELLING GENERAL AND ADMINISTRATIVE EXPENSES

Corporate operating expenses for the three months ended March 31, 2013 were $43,512 compared to $58,401 for the three months ended March 31, 2012. The expenses were comprised of the following:

	Three months ended March 31,
	2012	2011

Accounting and legal	$5,000	$20,750
Management and director fees	30,000	24,250
Consulting and other professional	3,500	9,000
Other	5,012	4,401

	$43,512	$58,401

.

Accounting and legal expenses decreased for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 due to a reduction in the amount the Company accrued for legal services in the current period. Effective October 1, 2012, the Comapny has agreed to compensate Mr. Fong and Mr. Hollander $5,000 each per month for services being provided to the Company.

OTHER INCOME (EXPENSE)

Other expenses, net for the three months ended March 31, 2013 were $201,532 compared to $116,354 for the three months ended March 31, 2012. Interest expense for the three months ended March 31, 2013 was comprised of $85,152 of amortization of discount on convertible notes and deferred financing fees. Interest expense on notes was $120,921 ($6,709 to related parties). Initial derivative liability expense of $2,298 and the amortization of converted debentures of $18,242 are included in the change in the net decrease of the change in fair value of derivative liabilities of $4,541. Included in the 2012 period was interest expense of $125,521 which was partially offset by $7,500 of dividend income on the Paymaster investment and $1,667 related to the change in the fair market value on the $25,000 convertible note.

CONTRACTUAL OBLIGATIONS

Not Applicable

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

Our significant accounting policies are described in more detail in our 2012 Annual Report on Form 10-K.

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

The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed relate to interest rates on debt. The Company has only fixed rate debt. The Company has $2,917,490 of debt outstanding as of March 31, 2013, of which $2,090,719 has been borrowed at fixed rates ranging from 10% to 15%. This fixed rate debt is subject to renewal quarterly or annually and was due February 28, 2008.

ITEM FOUR

DISCLOSURE CONTROLS AND PROCEDURES

ITEM 4T. DISCLOSURE CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Acting Chief Executive Officer (the "CEO") of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that review and evaluation, the CEO has concluded that as of March 31, 2013 disclosure controls and procedures, were not effective to ensure that information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company first intends to focus its’ efforts on stabilizing the business as a going concern, and secondly, designing and installing effective controls as soon as cash flow, and funding to do so become available.

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

On March 19, 2013 Carbon exchanged 16,000,000 shares of common stock for the issuance of 266,667 shares of class B preferred stock.

On March 19, 2013 the Company issued 5,789,474 shares of common stock to Asher upon the conversion of $11,000 of the 2012 Notes. The shares were issued at an average price of approximately $0.0019 per share.

On March 29, 2013 the Company issued 5,442,857 shares of common stock upon the conversion of $8,200 of promissory notes.

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

FastFunds Financial Corporation
(Registrant)

Date: May 20, 2013	By: /s/ Barry Hollander
Barry Hollander
Acting Chief Executive Officer
Principal Executive Officer and
Principal Accounting Officer