Form 10-Q
period 2013-06-30
FASTFUNDS FINANCIAL CORP
filed 2013-08-19
CIK 779956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 000-33053

FASTFUNDS FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	87-0425514
(State of incorporation)	(I.R.S. Employer Identification No.)

319 Clematis Street, Suite 400

West Palm Beach, Florida 33401

(Address of principal executive offices)

(561) 514-9042

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑Yes ☐ No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☑ No

As of August 15, 2013, there were 231,694,797 shares of the registrant’s $0.001 par value common stock issued and outstanding.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

SIX MONTHS ENDED JUNE 30, 2013 and 2012

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Page
Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheets June 30, 2013 (Unaudited) and December 31, 2012	2
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 (Unaudited)	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5 – 25

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$145	$218
Accounts receivable	54,716	47,406
Deferred financing costs	1,986	10,743
Other current assets	96	126
Total current assets	56,943	58,493
Other assets	200	200
Long term investments (Note 3)	89,575	89,575
	89,775	89,775
	$146,718	$148,268

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$726,308	$716,137
License fee payable	250,000	250,000
Due to related party	75,000	75,000
Accrued expenses, including related parties $79,614 (2013) and $32,175 (2012) (Note 4)	3,286,581	3,021,455
Convertible promissory notes (Note 5), including related parties of $264,963 (2013) and $333,363 (2012)	2,379,382	2,442,282
Litigation contingency (Note 6)	2,484,922	2,484,922
Convertible debentures payable, net	345,947	74,739
Derivative liabilities (Note 5)	635,601	489,406
Total current liabilities	10,183,742	9,553,941

Commitments and contingencies (Notes 4, 6,and 8)
Stockholders' deficiency (Note 8):
Preferred stock, $.001 par value; 5,000,000 shares authorized;
Class A preferred stock, $0.001 par value; 1,000,000 shares authorized; 819,000 shares issued and outstanding	819	819
Class B preferred stock, $0.001 par value; 2,000,000 shares authorized; 1,675,000 (2013) and 297,667 (2012) shares issued and outstanding	1,675	298
Common stock, $0.001 par value; 250,000,000 shares authorized; 211,068,917 (2013) and 131,944,761 (2012) shares issued and outstanding	211,071	131,946
Additional paid-in capital	13,743,543	13,589,861
Accumulated deficit	(24,051,751)	(23,186,216)
Total company stockholders' deficiency	(10,094,643)	(9,463,292)
Less noncontrolling interest	57,619	57,619
Total deficiency	(10,037,024)	(9,405,673)
Total liabilities and deficiency	$146,718	$148,268

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Fee revenue, net	$7,652	$9,316	$15,723	$18,708
Operating expenses:
Processing fees	6,523	6,847	13,352	14,433
Returned checks (collected)	(1,017)	(177)	(1,172)	(277)
Other	390	1,100	782	2,436
Total operating expenses	5,896	7,770	12,962	16,592
Gross profit	1,756	1,546	2,761	2,116
Selling, general and administrative	64,914	41,043	108,426	99,444
Loss from operations	(63,158)	(39,497)	(105,665)	(97,328)
Other income (expense):
Interest expense	(434,893)	(133,320)	(640,966)	(258,841)
Derivative liability expense	(123,445)	(41,858)	(118,904)	(40,191)
Dividend and fee income	-	7,500	-	15,000
Gain on debt settlement	-	95,460	-	95,460
Impairment of license	-	(250,000)	-	(250,000)
Gain on expiration of guaranty	-	(300,000)	-	(300,000)
Total other expense	(558,338)	(622,218)	(759,870)	(738,572)
Net loss	$(621,496)	$(661,715)	$(865,535)	$(835,900)
Net loss per share	$(0.00)	$(0.02)	$(0.01)	$(0.04)
Weighted average number of common shares outstanding - Basic and diluted	164,875,928	32,563,209	148,759,086	21,505,997

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)
	2013	2012
Cash flows from operating activities:
Net loss	$(865,535)	$(835,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discounts on convertible notes	389,892	9,527
Initial derivative liability expense on convertible debentures	5,578	-
Fair market value change in derivative liability	113,323	40,191
Amortization of deferred financing costs	13,357	807
Gain on debt settlements	-	(95,460)
Impairment of license	-	250,000
Gain on expiration of guaranty	-	300,000
Decrease (increase) in assets:
Accounts receivable	(7,310)	2,290
Other current assets	30	(997)
Increase (decrease) in liabilities:
Accounts payable	10,177	(5,185)
Accrued expenses	269,515	277,157
Net cash used in operating activities	(70,973)	(57,570)
Cash flows from financing activities:
Proceeds from exercise of warrants	-	32,000
Borrowings on convertible notes	128,000	-
Borrowings on notes and loans payable, related	4,440	11,480
Borrowings on notes and loans payable, other	15,900	74,000
Repayments on notes and loans payable, related	(72,800)	(51,925)
Repayments on notes and loans payable, other	-	(1,500)
Payment of deferred financing costs	(4,600)	(5,000)
Net cash provided by financing activities	70,900	59,055
Net increase in cash and cash equivalents	(73)	1,485
Cash and cash equivalents, beginning	218	253
Cash and cash equivalents, ending	$145	$1,738
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Conversion of convertible notes to common stock	$10,400	$235,725
Reclass of derivative liability to equity upon conversion of convertible debt	$100,709	$-
Conversion of convertible debentures to common stock	$118,686	$24,500
Conversion of accounts payable, accrued liabilities and accrued interest to common stock	$4,389	$676,049

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

The closing of the transaction contemplated by the Agreement (the “Closing”) is subject to the satisfaction or waiver of customary closing conditions, including that the representations and warranties given by the Parties are materially true and correct as of the Closing, and the exchanging and approval by each party of the other party’s schedules and exhibits. The Company is conducting ongoing due diligence and there is no assurance the closing conditions will be met and that this transaction will ever close.

NET LIFE is a development stage enterprise that has developed an innovative new mortgage product that is not based on credit history (no doc) or personal guarantees. It is only secured by the underlying collateral and a life insurance policy on the borrower. Therefore, all that is required to qualify for a mortgage loan is qualifying for a life insurance policy, a down payment that usually amounts to 10% of the purchase price and verification that the borrower has the financial ability to pay the monthly payments. NET LIFE believes this mortgage product will be attractive to a wide spectrum of potential borrowers including:

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

Since its formation in 2012, NET LIFE has represented that it had conducted testing via a number of successful closings, however, to date the company has been unable to verify these occurrences.

Going concern and management’s plans:

In the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. The Company’s interim financial statements for the three and six months ended June 30, 2013 and 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $865,535 for the six months ended June 30, 2013, and has a working capital deficit of approximately $10,126,799 and accumulated deficit of approximately $24,051,751 as of June 30, 2013. Moreover, the Company presently has no significant ongoing business operations or sources of revenue and has little resources with which to obtain or develop new operations.

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

2. Summary of significant accounting policies:

Basis of presentation and principles of consolidation:

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (SEC) on April 16, 2013. Interim results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of future results for the full year. Certain amounts from the 2012 period have been reclassified to conform to the presentation used in the current period.

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

Loss per share:

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants, and common stock underlying convertible promissory notes are not considered in the calculations for the three and six month periods ended June 30, 2013 and 2012, as the impact of the potential common shares, which total 187,947,614 (2013) and 16,795,547 (2012), would be antidilutive.

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

There were no options granted during the three and six months ended June 30, 2013 and 2012.

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

4. Accrued liabilities:

Accrued liabilities at June 30, 2013 and December 31, 2012 were $3,286,581 and $3,021,455, respectively, and were comprised of:

	2013	2012
Legal fees	$215,218	$215,218
Interest	2,661,071	2,427,746
Consultants and advisors	207,550	175,750
Registration rights	98,013	98,013
Other	104,729	104,728
	$3,286,581	$3,021,455

5. Promissory notes, including related parties and debenture payable:

Promissory notes, including related parties at June 30, 2013 and December 31, 2012, consist of the following:

	2013	2012
Promissory notes payable:
Various, including related parties of $264,963 (2013) and $333,363 (2012); interest rate ranging from 8% to 10% [A]	$288,663	$351,563
Notes payable; interest rates ranging from 9% to 15%; interest payable quarterly; the notes are unsecured, matured on February 28, 2008; currently in default and past due [B]	2,090,719	2,090,719
	$2,379,382	$2,442,282

[A]	Pursuant to a November 4, 2011 Board of director resolution, these notes are convertible at conversion rates, determined at the discretion of the board of directors. During the six months ended June 30, 2013 the Company issued notes of $20,300 (including related parties of $4,400), made payments of $72,800 (all to related parties) and converted $10,400 to shares of common stock.

[B]	These notes payable (the “Promissory Notes”) originally became due on February 28, 2007. The Company renewed $283,000 of the Promissory Notes on the same terms and conditions as previously existed. In April 2007 the Company, through a financial advisor, restructured $1,825,000 of the Promissory Notes (the “Restructured Notes”). The Company has accrued an expense of $36,500 to compensate the financial advisor 2% of the Restructured Notes as well as having issued 150,000 shares of common stock to the financial advisor. The Restructured Notes carry a stated interest rate of 15% (a default rate of 20%) and matured on February 28, 2008. The Company has not paid the interest due since June 2007, and no principal payments on the Promissory Notes have been made since 2008 and accordingly, they are in default. Accrued interest on these notes total $2,594,686 and is included in accrued expenses on the consolidated balance sheets.

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

In January 2008, the Company and the three guarantors received a complaint filed by the financial advisor (acting as agent for the holders of the Restructured Notes) and the holders of the Restructured Notes. The claim is seeking $1,946,250 plus per diem interest beginning January 22, 2008 at the rate of twenty percent (20%) per annum plus $37,000 due the financial advisor for unpaid fees. The court has ruled in favor of a motion for summary judgment filed by certain of the plaintiffs and a judgment was entered on August 18, 2009 in the total amount of $2,487,250 in principal and interest on the notes, $40,920 in related claims and $124,972 in attorney’s fees and expenses. The Company is not aware of any payments being made by any of the guarantors and accordingly, the Company includes these liabilities on the June 30, 2013 and December 31, 2012 balance sheets promissory notes payable and accrued expenses.

Debenture payable:

2012 Notes

During 2012, the Company issued three convertible notes aggregating $105,000 to Asher Enterprises, Inc. (“Asher” and “2012 Asher Notes”). Among other terms the 2012 Asher Notes are due nine months from their issuance date, bear interest at 8% per annum, are payable in cash or shares at the Conversion Price as defined herewith, and are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 50% of the average of the lowest three trading prices (as defined in the note agreements) per share of the Company’s common stock for the ten trading days immediately preceding the date of conversion. Upon the occurrence of an event of default, as defined in the Note, the Company is required to pay interest at 22% per annum and the holders may at their option declare the 2012 Notes, together with accrued and unpaid interest, to be immediately due and payable. In addition, the 2012 Notes provides for adjustments for dividends payable other than is shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company. During the six months ended June 30, 2013, the holder of the Asher Notes converted an aggregate of $53,100 of principal and $1,200 of accrued and unpaid interest into 35,887,004 shares of common stock. The Company is currently in default as the Company does not currently maintain sufficient authorized shares reserved for issuance under the 2012 Asher Notes The Company has received a default and demand notice for 200% of the remaining outstanding principal due. As of June 30, 2013, the outstanding balance of the 2012 Asher Notes is $40,900, which is past due.

On October 9, 2012, the Company issued a $5,000 convertible promissory note to Carebourn Capital LP (“Carebourn”). The Carebourn note is due on demand, bears interest at 8% per annum and has a conversion feature similar to the 2012 Asher Notes.

On October 17, 2012, the Company issued a $25,000 convertible promissory note to Continental Equities, LLC (“Continental”). The Continental note is due on October 17, 2013, bears interest at 10% per annum. The conversion feature of the Continental note equals 50% of the average of the three lowest closing bid prices during the thirty day trading period prior to the conversion. The Company reserved 23,000,000 shares of common stock for the conversion of the Continental note. On March 26, 2013, Carebourn acquired the Continental note from Continental. During the six months ended June 30, 2013, the Company issued 16,237,288 shares of common stock to Carebourn Partners, LLC. (“Carebourn Partners”) and Carebourn Partners’ assignee upon the conversion of $18,750 of the acquired Continental note. As of June 30, 2013 there is a balance of $6,250 on the Continental note. On July 16, 2013, the Company issued 2,500,000 share of common stock to Carebourn Partners upon the conversion of the balance of $6,250 of the Continental note.

On October 24 and 29, 2012, the Company issued convertible promissory notes of $9,000 and $16,000, respectively, to GEL Properties, LLC (“Gel”). The Gel notes mature on their two year anniversary and bear interest at 6% per annum. Gel is entitled, at its’ option at any time to convert all or any amount of the principal face amount of the Gel note than outstanding into shares of the Company’s common stock. The Company reserved 9,000,000 and 16,000,000 shares of common stock, respectively, for the conversion of the Gel notes. The conversion feature of the Gel notes equals 50% of the lowest closing bid price of the Company’s common stock for the five trading days including the day of conversion. During the six months ended June 30, 2013, the Company issued 23,901,776 shares of common stock upon the conversion of in the aggregate $25,000 of the Gel notes.

On November 1, 2012, the Company issued a convertible promissory note in the amount of $269,858 in exchange for previously accrued legal fees. The note bears interest at 8% per annum and is convertible at a conversion price for each share of common stock equal to 50% of the average of the lowest three trading prices (as defined in the note agreements) per share of the Company’s common stock for the ten trading days immediately preceding the date of conversion. During the six months ended June 30, 2013, the Company issued 8,000,000 shares op common stock upon the conversion of $9,736 of the Note. The Company reduced the derivative liability by $9,736 for the conversion.

On December 24, 2012, the Company issued a $50,000 convertible promissory note to Flux Carbon Starter Fund, LLC (“Flux”). The note matured on June 30, 2013 and bears interest at 12% per annum. The Flux note has a conversion price equal to 50% of the lowest volume weighted average closing bid price for the 90 days preceding conversion. On June 24, 2013, Flux sold and assigned the note to 112359 Factor Fund, LLC. (“Factor Fund”). During the six months ended June 30, 2013, the Company issued 15,289,040 shares of common stock to Factor Fund and Factor Funds transferee upon the conversion of $12,100 of principal and $3,189 of accrued and unpaid interest. As of June 30, 2013, the Flux note had a balance of $37,900. On July 23, 2013, the Company issued 7,600,000 shares of common stock to Factor Fund upon the conversion of $7,600 of the Flux note.

The 2012 Notes are summarized as follows:

Date	Lender	Initial Amount	Balance 6/30/13	Interest	Maturity
a) June 8	Asher	$30,000	$ -	8%	March 8, 2013
b) June 25	Asher	42,500	8,400	8%	March 25, 2013
c) August 23	Asher	32,500	32,500	8%	June 23, 2013
d) October 9	Carebourn	5,000	5,000	8%	Demand
e) October 17	Continental	25,000	6,250	10%	October 17, 2013
f) October 24	GEL Properties, LLC.	9,000	-	6%	October 24, 2014
g) October 29	GEL Properties, LLC	16,000	-	6%	October 29, 2014
h) November 1	Schaper note	269,858	260,112	8%	Demand
i) December 24	Flux Carbon Starter Fund, LLC	50,000	37,900	12%	June 30, 2013
Total		$479,858	$350,162

The Company received net proceeds of $193,500, after debt issuance costs of $16,500. These debt issuance costs will be amortized over the earlier of the terms of the Note or any redemptions and accordingly $4,074 and $10,648 has been expensed as debt issuance costs (included in interest expense) for the three and six months ended June 30, 2013.

2013 Notes

On March 14, 2013 the Company issued a convertible promissory note for $46,000 to an accredited investor (the “March 2013 Note”). The March 2013 Note, is due eight months from issuance and bears an interest rate of 8% per annum. The conversion feature of the 2013 Note is a 50% discount to the average of the three lowest day closing bid prices for the ten trading days prior to conversion. The Company received net proceeds of $41,400, after debt issuance costs of $4,000. These debt issuance costs will be amortized over the earlier of the terms of the Note or any redemptions and accordingly $2,300 and $2,709 has been expensed as debt issuance costs (included in interest expense) for the three and six months ended June 30, 2013.

On April 8, 2013 and April 26, 2013, the Company issued convertible promissory notes for $5,000 and $50,000, respectively.

On June 3, 2013, the Company issued a $15,000 convertible promissory note to Gel

On June 6, 2013, the Company issued a $12,000 convertible promissory note to Carebourn Partners.

The notes issued in April and June 2013, bear interest at 8% per annum and each has a conversion feature similar to the 2012 Asher Notes. The March 2013 Note and the notes issued in April and June 2013 are referred to as the 2103 Notes. The beneficial conversion features included in the 2013 Notes resulted in initial debt discount of $128,000 and an initial loss on the valuation of derivative liabilities of $5,578 for a derivative liability initial balance of $133,578. As of June 30, 2013 the Company revalued the balance of $128,000 of the 2013 Notes and based on their fair value of $133,120, adjusted the derivative liability balance by $458 for the 2013 Notes.

The Company has determined that the conversion feature of the 2012 and 2013 Notes represent embedded derivatives since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the Notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion features must be bifurcated from the debt hosts and accounted for as derivative liabilities. Accordingly, the fair value of these derivative instruments have been recorded as liabilities on the consolidated balance sheet with the corresponding amounts recorded as a discounts to the Notes. Such discounts will be accreted from the date of issuance to the maturity dates of the Notes. The change in the fair value of the liabilities for derivative contracts will be recorded to other income or expenses in the consolidated statement of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet.

The beneficial conversion features included in the 2012 Notes resulted in initial debt discounts of $210,000 and an initial loss on the valuation of derivative liabilities of $27,154 for a derivative liability initial balance of $237,154. During the year ended December 31, 2012, Asher converted $11,000 of the 2012 Notes. The Company reduced the derivative liability by $8,761 for the conversion. As of December 31, 2012, the Company revalued the balance of $199,000 of the 2012 Notes and based on their fair value of $219,548, adjusted the derivative liability balance by $8,845 for the 2012 Notes. During the six months ended June 30, 2013, noteholders converted in the aggregate $119,950 of the 2012 Notes. The Company reduced the derivative liability by $90,973 for the conversions. As of June 30, 2013 the Company revalued the balance of $90,050 of the 2012 Notes and based on their fair value of $231,565, adjusted the derivative liability balance by $102,990 for the 2012 Notes.

The fair value of the 2103 Notes on their issuance dates and as of June 30, 2013 was calculated utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
6/8/12	$33,415	9 months	$0.0103	$0.023	380%	0.09
6/25/12	47,063	9 months	$0.0066	$0.0127	341%	0.09
8/23/12	35,550	9 months	$0.05	$0.025	295%	0.09
10/9/12	5,664	9 months	$0.0076	$0.0035	292%	0.16
10/17/12	28,071	12 months	$0.00435	$0.0087	295%	0.17
10/24/12	13,688	12 months	$0.00267	$0.0055	305%	0.18
10/29/12	17,146	12 months	$0.0025	$0.0055	306%	0.18
11/1/12	269,858	6 months	$0.003	$0.006	297%	0.10
12/24/12	56,557	6 months	$0.00197	$0.004	303%	0.12
3/14/13	$48,298	9 months	$0.001978	$.0045	338%	.12
4/8/13	5,200	6 months	$0.0025	$0.005	297%	.10
4/26/13	52,000	12 months	$0.00165	$0.0033	308%	.11
6/3/13	15,600	2 years	$0.0035	$0.0007	320%	.13
6/6/13	12,480	9 months	$0.00305	$0.0061	338%	.11
6/30/13	635,601	3-23 months	0.003217	-	293%	.06-.15

The inputs used to estimate the fair value of the derivative liabilities are considered to be level 2 inputs within the fair value hierarchy.

A summary of the derivative liabilities related to convertible notes as of December 31, 2012 and June 30, 2013 is as follows:

Fair Value	Derivative Liability Balance 12/31/12	Initial Derivative Liability		Redeemed convertible notes	Fair value change- six months ended 6/30/13		Derivative Liability Balance 6/30/13
2012 Notes	$489,406	—		$(100,709)	$113,784		$502,481
2013 Notes	—	$133,578		—	(458)		133,120
Total	$489,406	$133,578	*	$(100,709)	$113,326	*	$635,601

* $5,578 included in the initial derivative liability is included in derivative liability expense of $118,904 for the six months ended June 30, 2013.

A summary of debentures payable as of December 31, 2012 and June 30, 2013 is as follows:

	Balances 12/31/12	Issuance of new convertible notes	Amortization of discount on convertible notes	Debenture conversions six months ended 6/30/13	Balances 6/30/13
2012 Notes, face value	$468,858		—	$(118,686)	$350,172
2013 Notes, face value	—	128,000	—	—	128,000
Note discount	(394,119)	(128,000)	389,892	—	(132,227)
Total	$74,739	$—	$389,892	$(118,686)	$345,945

6. Commitments and contingencies:

Litigation:

The Forest County Potawatomi Community (“FCPC”) has initiated an action against Chex, an inactive subsidiary of the Company, in the FCPC tribal court asserting that Chex breached a contract with FCPC during the 2002 to 2006 time period. Chex is inactive and did not defend this action. On October 1, 2009 a judgment was entered against Chex in the FCPC Tribal Court in the amount of $2,484,922. The Company has included $2,484,922 in litigation contingency on the consolidated balance sheets as of June 30, 2013 and December 31, 2012.

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

At December 31, 2006, the Company had utilized all of its net operating loss carryforwards available for federal and state income tax purposes. As of June 30, 2013, the Company had a tax net operating loss carry forward of approximately $5,041,000. Any unused portion of this carry forward expires in 2029. Utilization of this loss may be limited in the event of an ownership change pursuant to IRS Section 382.

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

On April 24, 2013, and May 13, 2013, the Company issued 2,500,000 and 6,500,000 shares of common stock, respectively, to GEL. The shares were issued pursuant to the terms of their note agreement and delivered to the holder to a creditor in possession (“CPE”) escrow. Conversion notices were received on May 9 and May 13, 2013 whereby Gel converted $2,000 and $1,000, respectively, of their note and received 1,212,121 and 689,655 shares of common stock, respectively, from the CPE escrow. On May 23 and May 28, 2013, Gel received 3,700,000 shares and 3,398,230 shares of common stock, respectively, upon the conversion of $3,700 and $3,398 respectively. The shares were issued $0.01 per share.

On April 30, 2013, the Company issued 6,352,941 shares of common stock to Asher upon the conversion of $10,800.The shares were issued at a conversion price of approximately $0.0017 per share.

On April 30, 2013, the Company issued 4,237,288 shares of common stock to Carebourn Partners upon the conversion of $5,000 of the Continental note acquired by Carebourn. The shares were issued at a conversion price of approximately $0.0012 per share.

Also on April 30, 2013, the Company issued 1,247,143 shares of common stock upon the conversion of $2,200 of a note payable. The shares were issued at a conversion price of approximately $0.00176 per share.

On May 20, 2013, the Company issued 7,636,364 shares of common stock to Asher upon the conversion of $8,400.The shares were issued at a conversion price of approximately $0.0011 per share.

On May 23, 2013, the Company issued 3,090,909 shares of common stock to Asher upon the conversion of $3,400. The shares were issued at a conversion price of approximately $0.0011.

On May 28, 2013, the Company issued 14,901,770 shares of common stock to Gel upon the conversion of $14,902. The shares were issued $0.01 per share.

On May 31, 2013, the Company issued 7,000,000 shares of common stock to Carebourn Partners upon the conversion of $7,700. The shares were issued at a conversion price of approximately $0.0011.

On June 4, 2013, the Company issued 5,000,000 shares of common stock to Linrick Industries, LLC. (“Linrick”) upon the conversion of $6,050 of the Continental note acquired by Carebourn Partners. Carebourn Partners sold and assigned $6,050 of the Continental note they had previously acquired to Linrick.

On June 5, 2013, the Company issued 175,000 shares of Class B preferred stock in exchange for the cancellation and return to treasury of 10,500,000 shares of common stock from a related party.

On June 25, 2013, the Company issued 8,000,000 shares of common stock to Incipix Partners, LLC. (“Incipix”) upon the conversion of $9,736. The shares were issued at approximately $0.0012 per share On June 5, 2013; Incipix acquired $50,000 of a convertible promissory note from an unaffiliated third party.

On June 28, 2013, The Company issued 7,690,040 shares of common stock to Factor Fund’s transferee upon the conversion of $4,501 of principal and accrued and unpaid interest of $3,189. The shares were issued at $0.01 per share. Also on June 28, 2013, the Company issued 7,599,000 shares of common stock to Factor Fund upon the conversion of $7,599. The shares were issued at $0.01 per share.

Preferred stock

The Company is authorized to issue 5,000,000 shares of preferred stock. On October 19, 2012, the Board of Directors approved the filing of a Certificate of Designation (“COD”) establishing the designations, preferences, limitations and relative rights for 1,000,000 shares of the Company’s Class A Preferred Stock.

As of June 30, 2013 there are 819,000 shares of Class A preferred stock outstanding. The shares have been pledged as collateral by CCC (the sole holder of the shares) subsequently pledged the 819,000 shares of Class A Preferred stock they own as collateral in conjunction with the issuance of the $50,000 convertible note issued to Flux Carbon Starter Fund, LLC.

The COD for Class A Preferred stock states; each share of the Class A Preferred Stock shall be entitled to a number of votes determined at any time and from time to time determined as follows: any holder of Class A Preferred Stock can vote such shares as if converted based on the Conversion Rights in below. The Class A Preferred Stock shall have a right to vote on all matters presented or submitted to the Corporation’s stockholders for approval in pari passu with holders of the Corporation’s common stock, and not as a separate class. Each share of the Class A Preferred Stock shall automatically convert (the “Conversion”) into shares of the Corporation’s common stock at the moment there are sufficient authorized and unissued shares of common stock to allow for the Conversion. The number of shares of common stock to which a holder of Class A Preferred Stock shall be entitled upon a conversion shall equal the product obtained by (a) multiplying the number of fully diluted common shares by twenty five hundredths (0.25), then (b) multiplying the result by a fraction, the numerator of which will be the number of shares of Class A Preferred stock being converted and the denominator of which will be the number of authorized shares of Class A Preferred stock. As of June 30, 2013 there are 819,000 shares of Class A Preferred stock outstanding.

On December 14, 2012, Board of Directors approved the filing of a COD establishing the designations, preferences, limitations and relative rights of the Company’s Class B Preferred Stock. The COD allows the Board of Directors in its sole discretion to issue up to 2,000,000 shares of Class B Preferred Stock. The COD for Class B Preferred stock states; each share of the Class B Preferred Stock shall be entitled to a number of votes determined at any time and from time to time determined as follows: any holder of Class B Preferred Stock can vote such shares as if converted based on the Conversion Rights in below. The Class B Preferred Stock shall have a right to vote on all matters presented or submitted to the Corporation’s stockholders for approval in pari passu with holders of the Corporation’s common stock, and not as a separate class. Each share of the Class B Preferred Stock shall automatically convert (the “Conversion”) into shares of the Corporation’s common stock at the moment there are sufficient authorized and unissued shares of common stock to allow for the Conversion. The Class B Preferred Stock will convert in their entirety, simultaneously to equal the amount of shares of common stock resulting from the amount of series B Preferred Stock outstanding multiplied by sixty (60). The Conversion shares will be issued pro rata so that each holder of the Class B Preferred Stock will receive the appropriate number of shares of common stock equal to their percentage ownership of their Class B Preferred Stock. As of June 30, 2013 there are 1,675,000 shares of Class B Preferred stock outstanding.

On March 19, 2013 Carbon exchanged 16,000,000 shares of common stock for the issuance of 266,667 shares of class B preferred stock.

On April 29, 2013 the Company issued 935,666 shares of Class B preferred stock to Carbon to replace the 819,000 Series A preferred stock they pledged as collateral to Flux. Carbon now owns 1,500,000 shares of Class B preferred stock. Pursuant to the certificate of designation of the Class B preferred stock, each share converts to 60 shares of common stock. Accordingly, Carbon will be issued 90,000,000 shares of common stock upon the conversion of their 1,500,000 shares of Class B preferred stock.

On June 5, 2013, the Company issued 175,000 shares of Class B preferred stock in exchange for the cancellation and return to treasury of 10,500,000 shares of common stock from a related party.

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

There were no options granted during the three and six months ended June 30, 2013.

All options outstanding at June 30, 2013 are fully vested and exercisable. A summary of outstanding balances at June 30, 2013 and December 31, 2012 is as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Options	exercise price	Remaining contractual life	Value
Outstanding at January 1, 2013	990,000	$0.34	2.98	$0
Outstanding at June 30, 2013	990,000	$0.34	2.48	$0

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

Pursuant to the APA and the TSA, FFFC and Chex owed Game approximately $300,000. Game, FFFC and Chex agreed to settle the balance due for $275,000 (included in accounts payable on the balance sheet presented herein) with payment terms. FFFC and Chex have not made any of the payments stipulated in the settlement and subsequently Game filed a complaint against Chex, FFFC and Hydrogen Power Inc. (“HPI”) seeking approximately $318,000. The Company has agreed to a judgment of $329,146, comprised of the $275,000, attorney fees of $15,277 (included in accounts payable on the balance sheet presented herein, and attorney fees of $38,869 (included in accrued expenses on the balance sheet presented herein). FFFC and Chex have agreed to indemnify HPI.

10. Related party transactions:

Management and director fees:

During the three and six months ended June 30, 2013 the Company accrued expenses of $15,000 and $30,000, respectively, for the services of Mr. Barry Hollander as our Acting President. Mr. Hollander received $19,500 in cash payments for the six months ended June 30, 2013. As of June 30, 2013, Mr. Hollander is owed $25,500 for these services included in accrued expenses on the balance sheet.

For the three and six months ended June 30, 2013, the Company accrued expenses of $15,000 and $30,000, respectively, for our Chairman, Mr. Fong’s services. Mr. Fong received $5,500 in cash payments for the six months ended June 30, 2013. As of June 30, 2013, Mr. Fong is owed $39,500 for these services included in accrued expenses on the balance sheet.

Acquisition of Carbon Capture:

On May 25, 2012, the Company’s newly formed subsidiary ATD acquired Carbon Capture USA (“Carbon”) from Carbon Capture Corporation, a Colorado corporation ("CCC"). CCC is privately held by Mr. Henry Fong, a director of the Company and is the control person of CCC. Pursuant to the Agreement, ATD acquired from CCC all of the issued and outstanding common stock of Carbon in exchange for ninety million (90,000,000) newly issued unregistered shares of the Company’s common stock. As of June 30, 2013, Carbon has exchanged the 90,000,000 shares of common stock for 1,500,000 shares of Class B preferred stock. The Class b preferred stock automatically converts to 90,000,000 shares of common stock whenever there are sufficient shares of common stock to allow for the conversion.

Notes payable:

As disclosed in Note 5, the Company has issued notes payable to various related parties. During the six months ended June 30, 2013 the Company issued notes to the related parties of $4,400 and made payments of $72,000 to the related party noteholders. As of June 30, 2013 a balance of $264,963 is owed to the related party noteholders as of June 30, 2013 accrued interest of $14,614 is included in accrued expenses on the balance sheet.

Preferred stock:

On June 5, 2013, the Company issued 175,000 shares of Class B preferred stock in exchange for the cancellation and return to treasury of 10,500,000 shares of common stock from a related party.

11. Subsequent events:

On July 11, 2013, the Company issued a convertible promissory note with a face value of $12,500 to a credited investor.

On July 16, 2013, the Company issued 2,500,000 shares of common stock to Carebourn upon the conversion of $6,250 of the Continental note acquired by Carebourn. The shares were issued at a conversion price of approximately $0.0025 per share.

On July 23, 2013, the Company issued 7,600,000 shares of common stock to Flux’s assignee upon the conversion of $7,600 of a note payable. The shares were issued at a conversion price of approximately $0.001 per share.

On August 6, 2013 the Company issued 116,667 shares of Class B preferred stock to Carbon in exchange for the cancellation of 7,000,000 shares of the Company’s common stock.

On August 9, 2013, the Company issued two convertible promissory notes, each with a face value of $6,250 to accredited investors.

On August 14, 2013, the Company issued 10,562,712 shares of common stock upon the conversion of $12,781 of the Schaper note.

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

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2012 and 2011. The financial statements presented for the three and six months ended June 30, 2013 and 2012 include FFFC and its subsidiaries.

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

The Company’s financial statements for the three and six months ended June 30, 2013 and 2012 have been prepared on a going concern basis, which contemplates the realization of its remaining assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred significant losses since its inception and has a working capital deficit of approximately $10,127,000 and an accumulated deficit of approximately $24,052,000 as of June 30, 2013. Moreover, it presently has minimal ongoing business operations or sources of revenue, and little available resources with which to obtain or develop new operations.

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

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2013, net cash used in operating activities was $70,973 compared to $57,570 for the six months ended June 30, 2012. Net loss was $865,535 and $835,900 for the six months ended June 30, 2013 and 2012, respectively. Included in the net loss was $403,249 (2013) and $10,334 (2012) for the amortization of debt discounts and deferred financing costs related to convertible notes. The current period loss also included an initial derivative liability expense of $5,578 as a result of the fair value of newly issued convertible notes $113,323 for the fair value change in derivative liabilities, and an increase in accrued expenses of $269,515. The change in fair value of the convertible notes for the six months ended June 30, 2012 was $40,191.

There was no cash provided by or used in investing activities for the six months ended June 30, 2013 and 2012.

Net cash provided by financing activities for the six months ended June 30, 2013 was $70,900 compared to $59,055 for the six months ended June 30, 2012. During the six months ended June 30, 2013, the Company received $128,000 from the issuance of convertible notes and $20,300 from the issuance of notes payable ($4,400 from related parties). The Company repaid $72,800 of related party notes payable and paid $4,600 of deferred financing fees. The activity for the six months ended June 30, 2012 is the Company received net proceeds of $85,480 ($11,480 from related parties) on the issuance of notes payable and $32,000 from the exercise of warrants. Cash was used to repay $53,425 ($51,925 to related parties) of notes payable and to pay $5,000 of deferred financing fees.

For the six months ended June 30, 2013, cash and cash equivalents decreased by $73 compared to a increase of $1,485 for the six months ended June 30, 2012. Ending cash and cash equivalents at June 30, 2013 was $145 compared to $1,738 at June 30, 2012.

We have limited cash and cash equivalents on hand and need to raise funds to continue to be able to support our operating expenses and to meet our other obligations as they become due.

REVENUES

Total revenues for the three and six months ended June 30, 2013 were $7,652 and $15,723, respectively, compared to $9,316 and $18,708 for the three and six months ended June 30, 2012. Revenues in all periods consist of credit card income on Nova’s remaining portfolio.

OPERATING EXPENSES

Operating expenses for the three and six months ended June 30, 2013, were $5,896 and $12,962, respectively, compared to $7,770 and $16,592 for the three and six months ended June 30, 2012. Expenses were primarily comprised of costs related to third party servicing fees of Nova’s remaining credit card portfolio.

SELLING GENERAL AND ADMINISTRATIVE EXPENSES

Corporate operating expenses for the three and six months ended June 30, 2013 were $64,914 and $108,426, respectively, compared to $41,043 and $99,944 for the three and six months ended June 30, 2012. The expenses were comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Accounting and legal	$7,200	$34,475	$12,200	$70,475
Management and director fees	30,000	—	60,000	18,000
Consulting and other professional	15,942	—	19,442	—
Other	11,772	6,568	16,784	10,969
	$64,914	$41,043	$108,426	$99,944

Accounting and legal expenses decreased for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012 due to a reduction in the amount the Company accrued for legal services in the current periods. Effective October 1, 2012, the Company has agreed to compensate Mr. Fong and Mr. Hollander $5,000 each per month for services being provided to the Company, included in management and director fees.

OTHER INCOME (EXPENSE)

Other expenses, net for the three and six months ended June 30, 2013 were $558,338 and $759,870, respectively, compared to $622,218 and $738,572 for the three and six months ended June 30, 2012, respectively. Interest expense for the three and six months ended June 30, 2013 was comprised of $318,097 (three months) and $403,249 (six months) of amortization of discount on convertible notes and deferred financing fees. Interest expense on notes for the three months ended June 30, 2013, was $116,797 ($5,731 to related parties) and for six months was $237,718 ($12,440 to related parties). Initial derivative liability expense of $3,260 (three months) and $5,578 (six months) and the amortization of converted debentures of $82,467 (three months) and $100,709 (six months) are included in the change in the net increase of the change in fair value of derivative liabilities of $204,311 (three months) and $113,323 (six months) for 2013.

For the six months ended June 30, 2012, management used estimates of the present value of future cash flows based upon the anticipated future use of the license to determine that the carrying value of the license is not recoverable. The Company recorded an impairment charge of $250,000 in the second quarter of fiscal 2012, reducing the book value of the license to zero. Additionally, the Company’s investment in CCUSA, a wholly owned subsidiary, was determined to be impaired as well. An additional impairment charge of $300,000 was recorded as of June 30, 2012, reducing the book value of the investment to zero. Also included in the 2012 six month period was interest expense of $258,841 and $40,191 related to the change in the fair market value on convertible notes. These amounts were partially offset by $95,460 related to gain in debt settlements and $15,000 of dividend income on the Paymaster investment.

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

The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed relate to interest rates on debt. The Company has only fixed rate debt. The Company has $2,599,240 of debt outstanding as of June 30, 2013, of which $2,090,719 has been borrowed at fixed rates ranging from 10% to 15%. This fixed rate debt is subject to renewal quarterly or annually and was due February 28, 2008.

ITEM FOUR

DISCLOSURE CONTROLS AND PROCEDURES

ITEM 4T. DISCLOSURE CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Acting Chief Executive Officer (the "CEO") of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that review and evaluation, the CEO has concluded that as of June 30, 2013 disclosure controls and procedures, were not effective to ensure that information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company first intends to focus its’ efforts on stabilizing the business as a going concern, and secondly, designing and installing effective controls as soon as cash flow, and funding to do so become available.

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

On April 24, 2013, and May 13, 2013, the Company issued 2,500,000 and 6,500,000 shares of common stock, respectively, to GEL. The shares were issued pursuant to the terms of their note agreement and delivered to the holder to a creditor in possession (“CPE”) escrow. Conversion notices were received on May 9 and May 13, 2013 whereby Gel converted $2,000 and $1,000, respectively, of their note and received 1,212,121 and 689,655 shares of common stock, respectively, from the CPE escrow. On May 23 and May 28, 2013, Gel received 3,700,000 shares and 3,398,230 shares of common stock, respectively, upon the conversion of $3,700 and $3,398 respectively. The shares were issued $0.01 per share.

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

On April 30, 2013, the Company issued 4,237,288 shares of common stock to Carebourn Partners upon the conversion of $5,000 of the Continental note acquired by Carebourn. The shares were issued at a conversion price of approximately $0.0012 per share.

Also on April 30, 2013, the Company issued 1,247,143 shares of common stock upon the conversion of $2,200 of a note payable. The shares were issued at a conversion price of approximately $0.00176 per share.

On May 20, 2013, the Company issued 7,636,364 shares of common stock to Asher upon the conversion of $8,400.The shares were issued at a conversion price of approximately $0.0011 per share.

On May 23, 2013, the Company issued 3,090,909 shares of common stock to Asher upon the conversion of $3,400. The shares were issued at a conversion price of approximately $0.0011.

On May 28, 2013, the Company issued 14,901,770 shares of common stock to Gel upon the conversion of $14,902. The shares were issued $0.01 per share.

On May 31, 2013, the Company issued 7,000,000 shares of common stock to Carebourn Partners upon the conversion of $7,700. The shares were issued at a conversion price of approximately $0.0011.

On June 4, 2013, the Company issued 5,000,000 shares of common stock to Linrick Industries, LLC. (“Linrick”) upon the conversion of $6,050 of the Continental note acquired by Carebourn Partners. Carebourn Partners sold and assigned $6,050 of the Continental note they had previously acquired to Linrick.

On June 25, 2013, the Company issued 8,000,000 shares of common stock to Incipix Partners, LLC. (“Incipix”) upon the conversion of $9,736. The shares were issued at approximately $0.0012 per share On June 5, 2013; Incipix acquired $50,000 of a convertible promissory note from an unaffiliated third party.

On June 28, 2013, The Company issued 7,690,040 shares of common stock to Factor Fund’s transferee upon the conversion of $4,501 of principal and accrued and unpaid interest of $3,189. The shares were issued at $0.01 per share. Also on June 28, 2013, the Company issued 7,599,000 shares of common stock to Factor Fund upon the conversion of $7,599. The shares were issued at $0.01 per share.

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

FastFunds Financial Corporation

Date: August 19, 2013	By: /s/ Barry Hollander
Barry Hollander
Acting Chief Executive Officer
Principal Executive Officer and
Principal Accounting Officer

