Form 10-Q
period 2013-11-19
FASTFUNDS FINANCIAL CORP
filed 2013-11-19
CIK 779956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

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

Number of shares of common stock outstanding at November 15, 2013: 663,128,222

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NINE MONTHS ENDED SEPTEMBER 30, 2013 and 2012

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Page
Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheets September 30, 2013 (Unaudited) and December 31, 2012	2
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (Unaudited)	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5 – 25

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$2,129	$218
Accounts receivable	51,711	47,406
Deferred financing costs	2,251	10,743
Other current assets	76	126
Total current assets	56,167	58,493
Other assets	200	200
Long term investments (Note 3)	89,575	89,575
	89,775	89,775
	$145,942	$148,268

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$731,671	$716,137
License fee payable	250,000	250,000
Due to related party	75,000	75,000
Accrued expenses, including related parties $100,959 (2013) and $32,175 (2012) (Note 4)	3,422,436	3,021,455
Convertible promissory notes (Note 5), including related parties of $237,063 (2013) and $333,363 (2012)	2,352,282	2,442,282
Litigation contingency (Note 6)	2,484,922	2,484,922
Convertible debentures payable, net	248,687	74,739
Derivative liabilities (Note 5)	496,688	489,406
Total current liabilities	10,061,686	9,553,941

Commitments and contingencies (Notes 4, 6,and 8)
Stockholders' deficiency (Note 8):
Preferred stock, $.001 par value; 5,000,000 shares authorized;
Class A preferred stock, $0.001 par value; 1,000,000 shares authorized; 819,000 shares issued and outstanding	819	819
Class B preferred stock, $0.001 par value; 2,000,000 shares authorized; 1,791,667 (2013) and 297,667 (2012) shares issued and outstanding	1,792	298
Common stock, $0.001 par value; 2,500,000,000 shares authorized; 365,382,495 (2013) and 131,944,761 (2012) shares issued and outstanding	365,385	131,946
Additional paid-in capital	13,938,776	13,589,861
Accumulated deficit	(24,280,135)	(23,186,216)
Total company stockholders' deficiency	(9,973,363)	(9,463,292)
Less noncontrolling interest	57,619	57,619
Total deficiency	(9,915,744)	(9,405,673)
Total liabilities and deficiency	$145,942	$148,268

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Fee revenue, net	$7,646	$8,380	$23,369	$27,088
Operating expenses:
Processing fees	6,659	6,466	20,011	20,899
Returned checks (collected)	(150)	(263)	(1,322)	(540)
Other	417	1,310	1,199	3,746
Total operating expenses	6,926	7,513	19,888	24,105
Gross profit	720	867	3,481	2,983
Selling, general and administrative	55,273	25,558	163,699	125,002
Loss from operations	(54,553)	(24,691)	(160,218)	(122,019)
Other income (expense):
Interest expense	(178,742)	(144,577)	(819,708)	(403,417)
Derivative liability expense	4,911	48,076	(113,990)	7,885
Dividend and fee income	-	7,500	-	22,500
Gain on debt settlement	-	-	-	95,460
Impairment of license	-	-	-	(250,000)
Gain on expiration of guaranty	-	-	-	(300,000)
Total other expense	(173,831)	(89,001)	(933,698)	(827,572)
Net loss	$(228,384)	$(113,692)	$(1,093,916)	$(949,591)
Net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding - Basic and diluted	252,109,125	194,056,259	183,564,834	152,346,009

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)
	2013	2012
Cash flows from operating activities:
Net loss	$(1,093,916)	$(949,591)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discounts on convertible notes	402,195	38,148
Initial derivative liability expense on convertible debentures	59,812	-
Fair market value change in derivative liability	54,178	(7,885)
Amortization of deferred financing costs	15,592	2,816
Gain on debt settlements	-	(95,460)
Default penalty	40,900	-
Impairment of license	-	250,000
Gain on expiration of guaranty	-	300,000
Decrease (increase) in assets:
Accounts receivable	(4,305)	3,086
Other current assets	50	-
Increase (decrease) in liabilities:
Accounts payable	15,540	(2,891)
Accrued expenses	407,065	368,771
Net cash used in operating activities	(102,889)	(93,006)
Cash flows from financing activities:
Proceeds from exercise of warrants	-	32,000
Borrowings on convertible notes	191,500	105,000
Borrowings on notes and loans payable, related	4,440	11,480
Borrowings on notes and loans payable, other	21,200	5,700
Repayments on notes and loans payable, related	(100,700)	(51,925)
Repayments on notes and loans payable, other	(4,500)	(1,500)
Payment of deferred financing costs	(7,100)	(7,500)
Net cash provided by financing activities	104,800	93,255
Net increase in cash and cash equivalents	1,911	249
Cash and cash equivalents, beginning	218	253
Cash and cash equivalents, ending	$2,129	$502
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$28,649
Cash paid for income taxes	$-	$-
Conversion of convertible notes to common stock	$10,400	$235,725
Reclass of derivative liability to equity upon conversion of convertible debt	$257,311	$-
Conversion of convertible debentures to common stock	$269,149	$24,500
Conversion of accounts payable, accrued liabilities and accrued interest to common stock	$6,089	$726,049

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

On July 6, 2012 The Financial Industry Regulatory Authority approved the Company's 3 for 1 forward stock split on its common stock outstanding in the form of a dividend, with a Record Date of June 18, 2012. The stock split entitled each common stock shareholder as of the Record Date to receive two (2) additional shares of common stock for each one (1) share owned. Additional shares issued as a result of the stock split were distributed on July 9, 2012. All share amounts in this Quarterly Report have been adjusted to reflect the stock split.

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

Going concern and management’s plans:

In the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. The Company’s interim financial statements for the three and nine months ended September 30, 2013 and 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $1,093,316 for the nine months ended September 30, 2013, and has a working capital deficit of $10,005,519 and accumulated deficit of $24,280,135 as of September 30, 2013. Moreover, the Company presently has no significant ongoing business operations or sources of revenue and has little resources with which to obtain or develop new operations.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not contain any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company was to receive approximately $30,000 annually pursuant to the Preferred Stock it holds of an unaffiliated party (see note 3), as well as minimal cash from the Nova remaining credit card portfolio. However, the Company has not received the quarterly dividend from its investment since the quarter ended June 30, 2012, and has not received any cash from the Nova portfolio since 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the Company will have adequate resources to fund future operations, if any, or that funds will be available to the Company when needed, or if available, will be available on favorable terms or in amounts required by the Company. Currently, the Company does not have a revolving loan agreement with any financial institutions, nor can the Company provide any assurance it will be able to enter into any such agreement in the future. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company evaluates, on an ongoing basis, potential business acquisition/restructuring opportunities that become available from time to time, which management considers in relation to its corporate plans and strategies.

2. Summary of significant accounting policies:

Basis of presentation and principles of consolidation:

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (SEC) on April 16, 2013. Interim results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of future results for the full year. Certain amounts from the 2012 period have been reclassified to conform to the presentation used in the current period.

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

Loss per share:

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants, and common stock underlying convertible promissory notes are not considered in the calculations for the three and nine month periods ended September 30, 2013 and 2012, as the impact of the potential common shares, which total 1,117,370,542 (2013) and 9,292,035 (2012), would be antidilutive.

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

There were no options granted during the three and nine months ended September 30, 2013 and 2012.

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

4. Accrued liabilities:

Accrued liabilities at September 30, 2013 and December 31, 2012 were $3,422,436 and $3,021,455, respectively, and were comprised of:

	2013	2012

Legal fees	$215,218	$215,218
Interest	2,782,655	2,427,746
Consultants and advisors	221,800	175,750
Registration rights	98,013	98,013
Other	104,748	104,728

	$3,422,436	$3,021,455

5. Promissory notes, including related parties and debenture payable:

Promissory notes, including related parties at September 30, 2013 and December 31, 2012, consist of the following:

	2013	2012

Promissory notes payable:

Various, including related parties of $237,063 (2013) and $333,363 (2012); interest rate ranging from 8% to 10% [A]	$261,563	$351,563

Notes payable; interest rates ranging from 9% to 15%; interest payable quarterly; the notes are unsecured, matured on February 28, 2008; currently in default and past due [B]	2,090,719	2,090,719

	$2,352,282	$2,442,282

[A]	Pursuant to a November 4, 2011 Board of director resolution, these notes are convertible at conversion rates, determined at the discretion of the board of directors. During the nine months ended September 30, 2013 the Company issued notes of $25,600 (including related parties of $4,400), made payments of $105,200 (all to related parties) and converted $10,400 to shares of common stock.

[B]	These notes payable (the “Promissory Notes”) originally became due on February 28, 2007. The Company renewed $283,000 of the Promissory Notes on the same terms and conditions as previously existed. In April 2007 the Company, through a financial advisor, restructured $1,825,000 of the Promissory Notes (the “Restructured Notes”). The Company has accrued an expense of $36,500 to compensate the financial advisor 2% of the Restructured Notes as well as having issued 150,000 shares of common stock to the financial advisor. The Restructured Notes carry a stated interest rate of 15% (a default rate of 20%) and matured on February 28, 2008. The Company has not paid the interest due since June 2007, and no principal payments on the Promissory Notes have been made since 2008 and accordingly, they are in default. Accrued interest on these notes total $2,594,686 and is included in accrued expenses on the consolidated balance sheets.

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

In January 2008, the Company and the three guarantors received a complaint filed by the financial advisor (acting as agent for the holders of the Restructured Notes) and the holders of the Restructured Notes. The claim is seeking $1,946,250 plus per diem interest beginning January 22, 2008 at the rate of twenty percent (20%) per annum plus $37,000 due the financial advisor for unpaid fees. The court has ruled in favor of a motion for summary judgment filed by certain of the plaintiffs and a judgment was entered on August 18, 2009 in the total amount of $2,487,250 in principal and interest on the notes, $40,920 in related claims and $124,972 in attorney’s fees and expenses. The Company is not aware of any payments being made by any of the guarantors and accordingly, the Company includes these liabilities on the September 30, 2013 and December 31, 2012 balance sheets promissory notes payable and accrued expenses.

Debenture payable:

2012 Notes

During 2012, the Company issued three convertible notes aggregating $105,000 to Asher Enterprises, Inc. (“Asher” and “2012 Asher Notes”). Among other terms the 2012 Asher Notes are due nine months from their issuance date, bear interest at 8% per annum, are payable in cash or shares at the Conversion Price as defined herewith, and are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 50% of the average of the lowest three trading prices (as defined in the note agreements) per share of the Company’s common stock for the ten trading days immediately preceding the date of conversion. Upon the occurrence of an event of default, as defined in the Note, the Company is required to pay interest at 22% per annum and the holders may at their option declare the 2012 Notes, together with accrued and unpaid interest, to be immediately due and payable. In addition, the 2012 Notes provides for adjustments for dividends payable other than is shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company. During the nine months ended September 30, 2013, the holder of the Asher Notes converted an aggregate of $102,100 of principal and $2,900 of accrued and unpaid interest into 94,878,103 shares of common stock. The Company was previously in default of the Asher Notes as the Company did not maintain sufficient authorized shares reserved for issuance under the 2012 Asher Notes. The Company has received a default and demand notice for 200% of the remaining outstanding principal due, and accordingly, during the quarter ended September 30, 2013, the Company has increased the debentures payable to Asher by $40,900. As of September 30, 2013, the outstanding balance of the 2012 Asher Notes is $32,800, which is past due.

On October 9, 2012, the Company issued a $5,000 convertible promissory note to Carebourn Capital LP (“Carebourn”). The Carebourn note is due on demand, bears interest at 8% per annum and has a conversion feature similar to the 2012 Asher Notes. As of September 30, 2013, the outstanding balance of the Carebourn note is $5,000, which is past due.

On October 17, 2012, the Company issued a $25,000 convertible promissory note to Continental Equities, LLC (“Continental”). The Continental note is due on October 17, 2013, bears interest at 10% per annum. The conversion feature of the Continental note equals 50% of the average of the three lowest closing bid prices during the thirty day trading period prior to the conversion. The Company reserved 23,000,000 shares of common stock for the conversion of the Continental note. On March 26, 2013, Carebourn acquired the Continental note from Continental. During the nine months ended September 30, 2013, the Company issued 18,737,288 shares of common stock to Carebourn Partners, LLC. (“Carebourn Partners”) and Carebourn Partners’ assignee upon the conversion of the acquired Continental note.

On October 24 and 29, 2012, the Company issued convertible promissory notes of $9,000 and $16,000, respectively, to GEL Properties, LLC (“Gel”). The Gel notes mature on their two year anniversary and bear interest at 6% per annum. Gel is entitled, at its’ option at any time to convert all or any amount of the principal face amount of the Gel note than outstanding into shares of the Company’s common stock. The Company reserved 9,000,000 and 16,000,000 shares of common stock, respectively, for the conversion of the Gel notes. The conversion feature of the Gel notes equals 50% of the lowest closing bid price of the Company’s common stock for the five trading days including the day of conversion. During the nine months ended September 30, 2013, the Company issued 23,901,776 shares of common stock upon the conversion of the Gel notes.

On November 1, 2012, the Company issued a convertible promissory note in the amount of $269,858 in exchange for previously accrued legal fees. The note bears interest at 8% per annum and is convertible at a conversion price for each share of common stock equal to 50% of the average of the lowest three trading prices (as defined in the note agreements) per share of the Company’s common stock for the ten trading days immediately preceding the date of conversion. During the nine months ended September 30, 2013, the Company issued 66,422,481 shares of common stock upon the conversion of $69,115 of the Note. As of September 30, 2013, the balance of the note is $200,742.

On December 24, 2012, the Company issued a $50,000 convertible promissory note to Flux Carbon Starter Fund, LLC (“Flux”). The note matured on June 30, 2013 and bears interest at 12% per annum. The Flux note has a conversion price equal to 50% of the lowest volume weighted average closing bid price for the 90 days preceding conversion. On June 24, 2013, Flux sold and assigned the note to 112359 Factor Fund, LLC. (“Factor Fund”). During the nine months ended September 30, 2013, the Company issued 45,689,040 shares of common stock to Factor Fund and Factor Funds transferee upon the conversion of $42,500 of principal and $3,189 of accrued and unpaid interest. As of September 30, 2013, the Flux note had a balance of $7,500.

The 2012 Notes are summarized as follows:

Date	Lender	Initial Amount	Balance 9/30/13	Interest	Maturity
a) June 8	Asher	$30,000	$ -	8%	March 8, 2013
b) June 25	Asher	42,500	-	8%	March 25, 2013
c) August 23	Asher	32,500	32,800	8%	June 23, 2013
d) October 9	Carebourn	5,000	5,000	8%	Demand
e) October 17	Continental	25,000	-	10%	October 17, 2013
f) October 24	GEL Properties, LLC.	9,000	-	6%	October 24, 2014
g) October 29	GEL Properties, LLC	16,000	-	6%	October 29, 2014
h) November 1	Schaper note	269,858	200,742	8%	Demand
i) December 24	Flux Carbon Starter Fund, LLC	50,000	7,500	12%	June 30, 2013
Total		$479,858	$246,042

The Company received net proceeds of $193,500, after debt issuance costs of $16,500. These debt issuance costs have been amortized over the earlier of the terms of the Note or any redemptions and accordingly $94 and $10,141 has been expensed as debt issuance costs (included in interest expense) for the three and nine months ended September 30, 2013.

2013 Notes

On March 14, 2013 the Company issued a convertible promissory note for $46,000 to an accredited investor (the “March 2013 Note”). The March 2013 Note, is due eight months from issuance and bears an interest rate of 8% per annum. The conversion feature of the 2013 Note is a 50% discount to the average of the three lowest day closing bid prices for the ten trading days prior to conversion. The Company received net proceeds of $41,400, after debt issuance costs of $4,600. These debt issuance costs will be amortized over the earlier of the terms of the Note or any redemptions and accordingly $1,891 and $4,600 has been expensed as debt issuance costs (included in interest expense) for the three and nine months ended September 30, 2013.

On April 8, 2013 and April 26, 2013, the Company issued convertible promissory notes for $5,000 and $50,000, respectively.

On June 3, 2013, the Company issued a $15,000 convertible promissory note to Gel.

On June 6, 2013 ($12,000), July 12, 2013 ($12,500) and August 9, 2013 ($12,500) the Company issued convertible promissory notes to Carebourn Partners.

On August 22, 2013, the Company issued a $6,000 convertible promissory note to Schaper.

On September 3, 2013, the Company issued a $32,500 convertible promissory note to Asher.

The notes issued in 2013, bear interest at 8% per annum and each has a conversion feature similar to the 2012 Asher Notes. The notes issued in 2013 are referred to as the 2103 Notes. The beneficial conversion features included in the 2013 Notes resulted in initial debt discount of $191,500 and an initial loss on the valuation of derivative liabilities of $18,912 for a derivative liability initial balance of $211,312. As of September 30, 2013 the Company revalued the balance of $191,500 of the 2013 Notes and based on their fair value of $200,085, adjusted the derivative liability balance by $8,585 for the 2013 Notes.

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

The beneficial conversion features included in the 2012 Notes resulted in initial debt discounts of $210,000 and an initial loss on the valuation of derivative liabilities of $27,154 for a derivative liability initial balance of $237,154. During the year ended December 31, 2012, Asher converted $11,000 of the 2012 Notes. The Company reduced the derivative liability by $8,761 for the conversion. As of December 31, 2012, the Company revalued the balance of $199,000 of the 2012 Notes and based on their fair value of $219,548, adjusted the derivative liability balance by $8,845 for the 2012 Notes. During the nine months ended September 30, 2013, noteholders converted in the aggregate $269,149 of the 2012 Notes. The Company reduced the derivative liability by $257,311 for the conversions. As of September 30, 2013 the Company revalued the balance of $246,043 of the 2012 Notes and based on their fair value of $296,604, adjusted the derivative liability balance by $77,056 for the 2012 Notes.

The fair value of the 2012 and 2013 Notes as of their dates of issuance, settlement and in their entirety as of September 30, 2013 was calculated utilizing the following assumptions:

Issuance Date	Initial Term	Assumed Conversion Price at Issuance	Volatility Percentage	Risk-free Interest Rate
6/8/12	9 months	$0.0103	380%	0.09
6/25/12	9 months	$0.0066	341%	0.09
8/23/12	9 months	$0.05	295%	0.09
10/9/12	9 months	$0.0076	292%	0.16
10/17/12	12 months	$0.00435	295%	0.17
10/24/12	12 months	$0.00267	305%	0.18
10/29/12	12 months	$0.0025	306%	0.18
11/1/12	6 months	$0.003	297%	0.10
12/24/12	6 months	$0.00197	303%	0.12
3/14/13	9 months	$0.001978	338%	0.12
4/8/13	6 months	$0.0025	297%	0.10
4/26/13	12 months	$0.00165	308%	0.11
6/3/13	2 years	$0.0035	320%	0.13
6/6/13	9 months	$0.00305	338%	0.11
7/12/13	9 months	$0.0023	236%	0.12
8/9/13	9 months	$0.00125	238%	0.11
8/22/13	9 months	$0.0029	245%	0.13
9/3/13	9 months	$0.0004	236%	0.14
9/30/13	1-20 months	0.00387	293%	.02-.10

The inputs used to estimate the fair value of the derivative liabilities are considered to be level 2 inputs within the fair value hierarchy.

A summary of the derivative liabilities related to convertible notes as of December 31, 2012 and September 30, 2013 is as follows:

Fair Value	Derivative Liability Balance 12/31/12	Increase to derivative liability due to default	Initial Derivative Liability	Redeemed convertible notes	Fair value change- nine months ended 9/30/13	Derivative Liability Balance 9/30/13
2012 Notes	$489,406	$40,900	40,900	$(257,311)	$(17,291)	$296,604
2013 Notes	-	-	$210,412	-	(10,328)	200,084
Total	$489,406	$40,900	$251,312*	$(257,311)	$(27,619)*	$496,688

* $59,812 included in the initial derivative liability is included in derivative liability expense of $113,990 for the nine months ended September 30, 2013.

A summary of debentures payable as of December 31, 2012 and September 30, 2013 is as follows:

	Balances 12/31/12	Increase to face value due to default	Issuance of new convertible notes	Amortization of discount on convertible notes	Debenture conversions nine months ended 9/30/13	Balances 9/30/13
2012 Notes, face value	$ 468,858	$40,900	-	-	$(263,716)	$246,042
2013 Notes, face value	-	-	191,500	-	(5,433)	186,067
Note discount	(394,119)	-	(191,500)	402,197	-	(183,422)
Total	$ 74,739	$40,900	$ -	$402,197	$(269,149)	$248,687

6.	Commitments and contingencies:

Litigation:

The Forest County Potawatomi Community (“FCPC”) has initiated an action against Chex, an inactive subsidiary of the Company, in the FCPC tribal court asserting that Chex breached a contract with FCPC during the 2002 to 2006 time period. Chex is inactive and did not defend this action. On October 1, 2009 a judgment was entered against Chex in the FCPC Tribal Court in the amount of $2,484,922. The Company has included $2,484,922 in litigation contingency on the consolidated balance sheets as of September 30, 2013 and December 31, 2012.

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

As of September 30, 2013, the Company had a tax net operating loss carry forward of approximately $5,096,000. Any unused portion of this carry forward expires in 2029. Utilization of this loss may be limited in the event of an ownership change pursuant to IRS Section 382.

8. Stockholders’ deficiency:

Common stock:

On March 19, 2013, Carbon exchanged 16,000,000 shares of common stock for the issuance of 266,667 shares of class B preferred stock.

On June 5, 2013, the Company issued 175,000 shares of Class B preferred stock in exchange for the cancellation and return to treasury of 10,500,000 shares of common stock from a related party.

On August 6, 2013, Carbon exchanged 7,000,000 shares of common stock for the issuance of 116,667 shares of class B preferred stock.

During the nine months ended on September 30, 2013, the Company issued 267,318,688 shares of common stock upon the conversion of $269,141 of debentures payable, $10,400 of notes payable and $6,089 of accrued and unpaid interest.

Preferred stock

The Company is authorized to issue 5,000,000 shares of preferred stock. On October 19, 2012, the Board of Directors approved the filing of a Certificate of Designation (“COD”) establishing the designations, preferences, limitations and relative rights for 1,000,000 shares of the Company’s Class A Preferred Stock.

As of September 30, 2013 there are 819,000 shares of Class A preferred stock outstanding. The shares have been pledged as collateral by CCC (the sole holder of the shares) subsequently pledged the 819,000 shares of Class A Preferred stock they own as collateral in conjunction with the issuance of the $50,000 convertible note issued to Flux Carbon Starter Fund, LLC.

The COD for Class A Preferred stock states; each share of the Class A Preferred Stock shall be entitled to a number of votes determined at any time and from time to time determined as follows: any holder of Class A Preferred Stock can vote such shares as if converted based on the Conversion Rights in below. The Class A Preferred Stock shall have a right to vote on all matters presented or submitted to the Corporation’s stockholders for approval in pari passu with holders of the Corporation’s common stock, and not as a separate class. Each share of the Class A Preferred Stock shall automatically convert (the “Conversion”) into shares of the Corporation’s common stock at the moment there are sufficient authorized and unissued shares of common stock to allow for the Conversion. The number of shares of common stock to which a holder of Class A Preferred Stock shall be entitled upon a conversion shall equal the product obtained by (a) multiplying the number of fully diluted common shares by twenty five hundredths (0.25), then (b) multiplying the result by a fraction, the numerator of which will be the number of shares of Class A Preferred stock being converted and the denominator of which will be the number of authorized shares of Class A Preferred stock. As of September 30, 2013 there are 819,000 shares of Class A Preferred stock outstanding.

On December 14, 2012, Board of Directors approved the filing of a COD establishing the designations, preferences, limitations and relative rights of the Company’s Class B Preferred Stock. The COD allows the Board of Directors in its sole discretion to issue up to 2,000,000 shares of Class B Preferred Stock. The COD for Class B Preferred stock states; each share of the Class B Preferred Stock shall be entitled to a number of votes determined at any time and from time to time determined as follows: any holder of Class B Preferred Stock can vote such shares as if converted based on the Conversion Rights in below. The Class B Preferred Stock shall have a right to vote on all matters presented or submitted to the Corporation’s stockholders for approval in pari passu with holders of the Corporation’s common stock, and not as a separate class. Each share of the Class B Preferred Stock shall automatically convert (the “Conversion”) into shares of the Corporation’s common stock at the moment there are sufficient authorized and unissued shares of common stock to allow for the Conversion. The Class B Preferred Stock will convert in their entirety, simultaneously to equal the amount of shares of common stock resulting from the amount of series B Preferred Stock outstanding multiplied by sixty (60). The Conversion shares will be issued pro rata so that each holder of the Class B Preferred Stock will receive the appropriate number of shares of common stock equal to their percentage ownership of their Class B Preferred Stock. As of September 30, 2013 there are 1,791,667 shares of Class B Preferred stock outstanding.

On March 19, 2013 Carbon exchanged 16,000,000 shares of common stock for the issuance of 266,667 shares of class B preferred stock.

On April 29, 2013 the Company issued 935,666 shares of Class B preferred stock to Carbon to replace the 819,000 Series A preferred stock they pledged as collateral to Flux. On August 6, 2013, Carbon exchanged 7,000,000 shares of common stock for the issuance of 116,667 shares of class B preferred stock.

As of September 30, 2013 Carbon owns 1,675,000 shares of Class B preferred stock. Pursuant to the certificate of designation of the Class B preferred stock, each share converts to 60 shares of common stock. Accordingly, Carbon will be issued 97,000,000 shares of common stock upon the conversion of their 1,616,667 shares of Class B preferred stock.

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

There were no options granted during the three and nine months ended September 30, 2013.

All options outstanding at September 30, 2013 are fully vested and exercisable. A summary of outstanding balances at September 30, 2013 and December 31, 2012 is as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Options	exercise price	Remaining contractual life	Value
Outstanding at January 1, 2013	990,000	$0.34	2.98	$0
Outstanding at September 30, 2013	990,000	$0.34	2.23	$0

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

10. Related party transactions:

Management and director fees:

During the three and nine months ended September 30, 2013 the Company accrued expenses of $15,000 and $45,000, respectively, for the services of Mr. Barry Hollander as our Acting President. Mr. Hollander received $29,250 in cash payments for the nine months ended September 30, 2013. As of September 30, 2013, Mr. Hollander is owed $30,750 for these services, included in accrued expenses on the balance sheet.

For the three and nine months ended September 30, 2013, the Company accrued expenses of $15,000 and $45,000, respectively, for our Chairman, Mr. Fong’s services. Mr. Fong received $9,500 in cash payments for the nine months ended September 30, 2013. As of September 30, 2013, Mr. Fong is owed $50,500 for these services, included in accrued expenses on the balance sheet.

Acquisition of Carbon Capture:

On May 25, 2012, the Company’s newly formed subsidiary ATD acquired Carbon Capture USA (“Carbon”) from Carbon Capture Corporation, a Colorado corporation ("CCC"). CCC is privately held by Mr. Henry Fong, a director of the Company and is the control person of CCC. Pursuant to the Agreement, ATD acquired from CCC all of the issued and outstanding common stock of Carbon in exchange for ninety million (90,000,000) newly issued unregistered shares of the Company’s common stock. As of September 30, 2013, Carbon has exchanged the 90,000,000 shares of common stock for 1,500,000 shares of Class B preferred stock. The Class b preferred stock automatically converts to 90,000,000 shares of common stock whenever there are sufficient shares of common stock to allow for the conversion.

Notes payable:

As disclosed in Note 5, the Company has issued notes payable to various related parties. During the nine months ended September 30, 2013 the Company issued notes to the related parties of $4,400 and made payments of $100,700 to the related party noteholders. As of September 30, 2013 a balance of $237,063 is owed to the related party noteholders. As of September 30, 2013, accrued interest of $19,709 is included in accrued expenses on the balance sheet.

Preferred stock:

On June 5, 2013, the Company issued 175,000 shares of Class B preferred stock in exchange for the cancellation and return to treasury of 10,500,000 shares of common stock from a related party.

11. Subsequent events:

Between October 1, 2013 and November 15, 2013, the Company issued 297,745,727 shares of common stock upon the conversion of $78,957 debentures payable and $3,460 of accrued and unpaid interest. The shares were issued at approximately $0.00028 per share.

On October 3, 2013, the Company announced the formation of Financiera Moderna (“FM”), as a wholly owned subsidiary of the Company. Compra Fin will develop an array of financial products to be marketed to the underserved and unbanked Latino population. The spectrum of financial products to be offered includes insurance, secured credit cards, debit cards, mortgage products and financial literacy tools. One of the priority projects is to develop a mortgage product that accommodates the average Latino credit profile and economic circumstances.

On November 11, 2013, FM signed an agreement to acquire an interest in a Spanish direct sales organization distributing insurance and financial products throughout the Hispanic Community and a Spanish branded real estate firm producing and airing Television shows and radio shows in Spanish to promote communities and drive home sales.

Execution of this vision will be headed by Alfredo Rodriguez, Chief Executive Officer of “Financiera Moderna”. Mr. Rodriquez has demonstrated prior success in banking products, financial products, marketing, and direct sales. His personal understanding and expertise in developing a proprietary and replicable business model will be instrumental to the success and viability of the company.

Jayden A. Slentz, will be serving as President of Financiera Moderna. His experience as an executive with successful marketing, insurance, and real-estate will provide the guidance and strategy to penetrate one of the most underserved and expansive pockets of American society. Slentz will play a key role in operations, implementation, and development of new products and services.

The agreement also provides the following key points:

·	An exchange of voting common stock between the parties;
  An agreement to market financial products to the Latino community as FM may develop. Each product or services to be marketed will be addressed separately in terms of distribution channels, costs and profit margins;
  FM, through FFFC, will commit to provide working capital; and
  FM would receive a commission based on gross revenues of each entity.

Mr. Rodriquez and Mr. Slentz are the controlling individuals of the above entities entering into the agreement with FM.

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

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2012 and 2011. The financial statements presented for the three and nine months ended September 30, 2013 and 2012 include FFFC and its subsidiaries.

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

The Company’s financial statements for the three and nine months ended September 30, 2013 and 2012 have been prepared on a going concern basis, which contemplates the realization of its remaining assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred significant losses since its inception and has a working capital deficit of approximately $10,006,000 and an accumulated deficit of approximately $24,280,000 as of September 30, 2013. Moreover, it presently has minimal ongoing business operations or sources of revenue, and little available resources with which to obtain or develop new operations.

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

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2013, net cash used in operating activities was $102,889 compared to $93,006 for the nine months ended September 30, 2012. Net loss was $1,093,916 and $949,591 for the nine months ended September 30, 2013 and 2012, respectively. Included in the net loss was $417,787 (2013) and $40,964 (2012) for the amortization of debt discounts and deferred financing costs related to convertible notes. The current period loss also included an initial derivative liability expense of $18,912 as a result of the fair value of newly issued convertible notes $54,178 for the fair value change in derivative liabilities, and an increase in accrued expenses, primarily interest, of $407,065. The change in fair value of the embedded derivatives for the nine months ended September 30, 2012 was a decrease of $7,885.

There was no cash provided by or used in investing activities for the nine months ended September 30, 2013 and 2012.

Net cash provided by financing activities for the nine months ended September 30, 2013 was $104,800 compared to $93,255 for the nine months ended September 30, 2012. During the nine months ended September 30, 2013, the Company received $191,500 from the issuance of convertible notes and $25,600 from the issuance of notes payable ($4,400 from related parties). The Company repaid $105,200 of notes payable ($100,700 related parties) and paid $7,100 of deferred financing fees. The activity for the nine months ended September 30, 2012 is the Company received net proceeds of $122,180 ($11,480 from related parties) on the issuance of notes payable and $32,000 from the exercise of warrants. Cash was used to repay $53,425 ($51,925 to related parties) of notes payable and paid $7,500 of deferred financing fees.

For the nine months ended September 30, 2013, cash and cash equivalents increased by $1,911 compared to $249 for the nine months ended September 30, 2012. Ending cash and cash equivalents at September 30, 2013 was $2,129 compared to $502 at September 30, 2012.

We have limited cash and cash equivalents on hand and need to raise funds to continue to be able to support our operating expenses and to meet our other obligations as they become due.

REVENUES

Total revenues for the three and nine months ended September 30, 2013 were $7,646 and $23,369, respectively, compared to $8,380 and $27,088 for the three and nine months ended September 30, 2012, respectively. Revenues in all periods consist of credit card income on Nova’s remaining portfolio.

OPERATING EXPENSES

Operating expenses for the three and nine months ended September 30, 2013, were $6,926 and $19,888, respectively, compared to $7,513 and $24,105 for the three and nine months ended September 30, 2012. Expenses were primarily comprised of costs related to third party servicing fees of Nova’s remaining credit card portfolio.

SELLING GENERAL AND ADMINISTRATIVE EXPENSES

Corporate operating expenses for the three and nine months ended September 30, 2013 were $55,273 and $163,699, respectively, compared to $25,558 and $125,002 for the three and nine months ended September 30, 2012. The expenses were comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Accounting and legal	$15,507	$6,158	$27,708	$25,700
Management fees	30,000	—	90,000	40,775
Consulting and other professional	270	—	19,712	30,669
Other	9,496	19,400	26,279	27,858

	$55,273	$25,558	$163,699	$125,002

.

Accounting and legal expenses increased for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012 due to additional legal expenses incurred during the three months ended September 30, 2013, in response to inquiries from regulatory authorities regarding certain common stock issuances by the Company. Effective October 1, 2012, the Company has agreed to compensate Mr. Fong and Mr. Hollander $5,000 each per month for services being provided to the Company, included in management and director fees.

OTHER INCOME (EXPENSE)

Other expenses, net for the three and nine months ended September 30, 2013 were $173,831 and $933,698, respectively, compared to $89,001 and $827,572 for the three and nine months ended September 30, 2012, respectively. Interest expense for the three and nine months ended September 30, 2013 was comprised of $14,538 (three months) and $417,787 (nine months) of amortization of discount on convertible notes and deferred financing fees. Interest expense on notes for the three months ended September 30, 2013, was $123,304 ($5,094 to related parties) and for nine months was $361,022 ($17,534 to related parties). Initial derivative liability expense of $54,234 (three months) and $59,812 (nine months) and the amortization of converted debentures of $156,602 (three months) and $257,311 (nine months) are included in the change in the net increase of the change in fair value of derivative liabilities of $59,145 (three months) and $54,178 (nine months) for 2013.

During the nine months ended September 30, 2012, management used estimates of the present value of future cash flows based upon the anticipated future use of the license to determine that the carrying value of the license is not recoverable. The Company recorded an impairment charge of $250,000 in the second quarter of fiscal 2012, reducing the book value of the license to zero. Additionally, the Company’s investment in CCUSA, a wholly owned subsidiary, was determined to be impaired as well. An additional impairment charge of $300,000 was recorded during the nine months ended September 30, 2012, reducing the book value of the investment to zero.

Also included in the 2012 nine month period was interest expense of $403,417 and $7,885 related to the change in the fair market value on convertible notes. These amounts were partially offset by $95,460 related to gain in debt settlements and $22,500 of dividend income on the Paymaster investment.

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

ITEM THREE. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and he determined that our disclosure controls and procedures were ineffective due to a control deficiency. During the period the Company did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company, we are unable to remediate this deficiency until we acquire or merge with another company.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2013, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 6 of the Condensed Consolidated Financial Statements

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2013, the Company issued 161,313,586 shares of common stock upon the conversion of $150,463 of debentures payable and $1,700 of accrued and unpaid interest. The shares were issued at approximately $0.0009 per share.

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

FastFunds Financial Corporation
(Registrant)

Date: November 19, 2013	By: /s/ Barry Hollander
Barry Hollander
Acting Chief Executive Officer
Principal Executive Officer and
Principal Accounting Officer

