Form 10-K
period 2013-12-31
FASTFUNDS FINANCIAL CORP
filed 2014-04-15
CIK 779956

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: DECEMBER 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

COMMON STOCK, $.001 PAR VALUE

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: ☐Yes ☑No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days: ☑Yes ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐Yes ☑No

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $929,950 based on the last sale price of the Registrant's common stock as of the last business day of the Registrants’ most recently completed second fiscal quarter, ($0.0056 per share as of June 30, 2013) as reported on the Over-the-Counter Bulletin Board.

The Registrant has 3,661,157,505 shares of common stock outstanding as of March 31, 2014.

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

FastFunds Financial Corporation (“FastFunds”, “FFFC” or the “Company”) is a holding company, organized in Nevada in 1985.

Recent Events

On October 7, 2013, the Company formed Financiera Moderna, Inc. (“FM”) as a wholly-owned subsidiary to develop and market financial products and services targeted for the Hispanic community. The spectrum of financial products to be offered includes insurance, secured credit cards, debit cards, mortgage products and financial literacy tools.

On November 7, 2013, FM signed a marketing and funding agreement (“the Marketing Agreement”) with Compra Vida (“CV”) and Compra Casa (“CS”); development stage companies that formulate, develop and implement marketing programs to the Spanish speaking U.S. market. On November 20, 2013, the Company remitted $15,000 to the principals of CV and CS pursuant to the Marketing Agreement. Subsequently, the parties have agreed to terminate the Marketing Agreement, to allow CV and CS to revise their marketing concept to implement a more direct to consumer approach. Accordingly, the parties are still negotiating the final transaction. There is no assurance that these negotiations will be successful.

As part of the initial transaction, FFFC issued 30,000,000 shares of common stock to the principals of CV and CS. Due to the termination of that agreement and the ongoing negotiations the common stock has not been delivered and has been recorded as Treasury Stock, pending the outcome of the final transaction.

On January 21, 2014, the Company formed Cannabis Angel, Inc. (“CA”) as a wholly-owned subsidiary. CA was formed to assist and provide angel funding, business development and consulting services to Cannabis related projects and ancillary ventures.

Prior Events

FFFC, formerly operated through its wholly owned subsidiary Chex Services, Inc. (“Chex”). Chex is a Minnesota corporation formed in 1992, and prior to the Asset Sale described and defined below, provided financial services, primarily check cashing, automated teller machine (ATM) access and credit and debit card advances, to customers predominantly at Native American owned casinos and gaming establishments. FastFunds previously existed under the name “Seven Ventures, Inc.” On June 7, 2004, a wholly owned subsidiary of Seven Ventures, Inc. merged with and into Chex (the "Merger”). In the Merger, Hydrogen Power, Inc. (“HPI”), exchanged its 100% ownership of Chex for 7,700,000 shares of the Company’s common stock; representing approximately 93% of the Company’s outstanding common stock immediately following the Merger. On June 29, 2004, the Company changed its name to FastFunds Financial Corporation.

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

After the closing of the Redemption Agreement, HPI held 10,500,000 shares of FFFC common stock. These shares have been pledged as collateral on certain notes of HPI. During 2008, as a result of the assumption of this debt by HPI Partners, LLC. (“HPIP”) and the subsequent foreclosure by the debt holders upon HPIP, HPIP owns the 10.5 million shares. One of the principal managers of HPIP Mr. Fong, is currently the Company’s sole officer and director. As of December 31, 2013, we held 1,541,858 shares of HPI common stock, constituting approximately 5.2% of HPI common stock. Pursuant to the Redemption Agreement, the Company and HPI each provided the other certain registration rights relating to the common stock of such party held by the other party.

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

Nova was formed to design, market and service credit card products aimed at the sub-prime market consisting mainly of consumers who may not qualify for traditional credit card products. Nova charges a monthly fee on active cards and receives proceeds, if any, from Merrick Bank after their bank charges for servicing the credit cards. Nova receives residual amounts, if any, on approximately 214 cards still active in the Merrick Bank portfolio at December 31, 2013. The Merrick Bank portfolio should continue to see a decline in active accounts in 2014.

FM was formed to develop and market financial products and services targeted for the Hispanic community. The spectrum of financial products to be offered includes insurance, secured credit cards, debit cards, mortgage products and financial literacy tools.

On November 7, 2013, FM signed a marketing and funding agreement (“the Marketing Agreement”) with Compra Vida (“CV”) and Compra Casa (“CS”); development stage companies that formulate, develop and implement marketing programs to the Spanish speaking U.S. market. On November 20, 2013, the Company remitted $15,000 to the principals of CV and CS pursuant to the Marketing Agreement. Subsequently, the parties have agreed to terminate the Marketing Agreement, to allow CV and CS to revise their marketing concept to implement a more direct to consumer approach. Accordingly, the parties are still negotiating the final transaction. There is no assurance that these negotiations will be successful.

On January 21, 2014, the Company formed Cannabis Angel, Inc. (“CA”) as a wholly-owned subsidiary. CA was formed to assist and provide angel funding, business development and consulting services to Cannabis related projects and ancillary ventures.

To date, CA has signed consulting agreements with four entities.

  On January 28, 2014, CA entered into a one year Consulting Agreement with Singlepoint, Inc. (“Singlepoint”) (the “Singlepoint Agreement”). The Singlepoint Agreement automatically renews for succeeding one year periods, provided, that the CA can terminate the Singlepoint Agreement at any time during the initial one term or thereafter by giving Singlepoint not less than five (5) days notice to terminate. CA is to provide consulting services including strategy and business planning, marketing and sales support, define and support for product offerings, acquisition strategy and funding strategy.

  On February 7, 2014, CA entered into a one year consulting agreement with Colorado Cannabis Business Solutions, Inc (“CCBS”). CA is to provide consulting services to CCBS relating to business opportunities, corporate finance activities and general business development, in exchange for 9.9% ownership in CCBS.

  On February 18, 2014, CA entered into a month to month consulting agreement Halfar Consulting GmbH (“Halfar”). Halfar will consult with CA regarding corporate services including identifying and assisting CA with due diligence on potential European business partners engaged in cannabis related businesses. CA has agreed to compensate Halfar $12,000 for these services.

  On March 5, 2014, CA entered into a five (5) year Strategic Alliance Agreement (“SAA”) with Worldwide Marijuana Investments, Inc. (“Worldwide”). Pursuant to the SAA, Worldwide and CA have agreed to market and perform certain complementary business consulting services. The SAA automatically renews for successive one year terms, unless either party gives written notice of termination at least thirty (30) days prior to any expiration. The SAA can also be terminated by mutual agreement, or at any time by sixty (60) day written notice from either party.

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

In January 2006, we sold substantially all of our operating business, owned by Chex, to Game Financial Corporation. The Company currently has a limited operating business and therefore limited revenues. In addition, we have posted significant losses in each of our past two fiscal years including $1,425,541 and $512,144 for the years ended December 31, 2013 and 2012, respectively. As a result, any investment in the Company must be considered purely speculative.

The Company’s balance sheet contains certain notes payable, which are currently in default/were due February 28, 2008.

Chex previously relied on promissory notes (the “Notes”) issued to private investors to provide operating capital for its business. As of December 31, 2013, the balance of the Notes was $2,090,719. These Notes were initially due in February 2007 and at that time the Company renewed $283,000 of the Promissory Notes on the same terms and conditions as previously existed. The Company has failed to pay interest and the principal amount of these notes. The Company received complaints filed from several of these note holders. The Company has not responded to these complaints and accordingly the plaintiffs were awarded default judgments. In April 2007 the Company, through a financial advisor, restructured $1,825,000 of the Notes (the “Restructured Notes”). The Restructured Notes carry a stated interest rate of 15% and matured on February 28, 2008. The Company has not paid the interest on the Notes since June 30, 2007 and did not repay the Notes on their maturity date and does not currently have sufficient capital to repay the Notes. In January 2008, the Company and the three guarantors received a complaint filed by the financial advisor (acting as agent for the holders of the Restructured Notes) and the holders of the Restructured Notes. The court has ruled in favor of a motion for summary judgment filed by certain of the plaintiffs and a judgment has been entered in the total amount of $2,487,250 in principal and interest on the notes, $40,920 in related claims and $124,972 in attorney’s fees and expenses. The judgment was entered on August 18, 2009. The Company has not made any payments of principal or interest since the judgment.

Chex is a guarantor of certain debt of HPI, and the Company’s entire investment in Chex (i.e., its ownership of all outstanding Chex stock) is subject to a security interest securing such obligation. Furthermore, all of the assets of Chex are subject to a security interest for the same debt.

In March 2004, HPI closed on $5 million of debt financing and issued convertible promissory notes in that principal amount to two financial institutions (the “Lenders”). The proceeds from the promissory notes were immediately thereafter loaned to Chex. The promissory notes are collateralized, among other things, by all of the assets of Chex, and by the 3,500,000 shares of Company common stock owned by HPI. In conjunction with the Asset Sale, the holders of the promissory notes consented to the sale of certain assets that secured their notes. In contemplation of the Redemption Agreement described above, on December 29, 2006, HPI and the Company obtained the consent of the Lenders to complete the transactions contemplated by the Redemption Agreement. Contemporaneously with receipt of the consent, HPI and the Company entered into a Note and Security Amendment Agreement dated December 29, 2006 with the Lenders, pursuant to which it was agreed to amend certain terms of the Convertible Promissory Note dated March 8, 2004 in favor of Lenders in the principal amount of $5,000,000 to increase the interest rate applicable to the Convertible Promissory Notes from 7% per annum to 10% per annum and the default interest rate from 10% to 13%. Accordingly, if HPI defaults on the obligations specified under the promissory notes, and if Chex cannot cure such defaults, the Company’s remaining assets could be lost. During 2008 as a result of the assumption of this debt by HPI Partners, LLC., (“HPIP”) and the subsequent foreclosure by the debt holders upon HPIP. HPIP owns the 3.5 million shares. The principal managers of HPIP are Messrs. Fong and Olson. Mr. Fong is the Chairman and CEO of FFFC.

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

As of December 31, 2013, there are outstanding securities convertible into or exchangeable for an aggregate of approximately 3,630,464,687 shares of our common stock as of December 31, 2013, which, if converted or exchanged, will substantially dilute our existing stockholders.

The Company currently has outstanding notes and securities convertible into or exchangeable for an aggregate of 3,630,464,687 shares of common stock under certain conditions. In addition, the effective conversion and exercise prices of such securities significantly lower than the current market value of our common stock. If these securities are converted into or exchanged for common stock, their issuance would have a substantial dilutive effect on the percentage ownership of our current stockholders. These securities consist of: options to purchase 990,000 shares of our common stock at an average purchase price of $0.34 per share, 3,472,834,667 shares of common stock pursuant to the conversion terms of $520,925 outstanding convertible promissory notes and the conversion of Class A and B Preferred stock into 156,640,020 shares of common stock.

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

ITEM 2. PROPERTIES.

Effective January 31, 2011 the Company leased office space in West Palm Beach, FL. on a month to month basis for $900 per month. As of January 1, 2012 the Company began to utilize office space that is leased to a Company controlled by our then Acting President.

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

ITEM 4.  MINE SAFETY DISCLOSURES

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

Quarter Ended	High	Low

March 31, 2013	$0.0095	$0.0023
June 30, 2013	$0.013	$0.002
September 30, 2013	$0.0066	$0.0008
December 31, 2013	$0.0014	$0.0001

Quarter Ended	High	Low

March 31, 2012	$0.02	$0.0067
June 30, 2012	$0.0333	$0.0053
September 30, 2012	$0.058	$0.0083
December 31, 2012	$0.016	$0.0026

(b)	Holders.

The number of record holders of our common stock as of April 6, 2014 was 156 according to our transfer agent. This figure excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name.

(c)	Dividends.

FastFunds has not declared nor paid cash dividends on our common stock during the previous two fiscal years, nor do we anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings to fund our limited operations.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

We have the following securities authorized for issuance under our equity compensation plans as of December 31, 2013, including options outstanding or available for future issuance under our 2004 Stock Option Plan.

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

Recent Sales of Unregistered Securities

On March 19, 2013, Carbon exchanged 16,000,000 shares of common stock for the issuance of 266,667 shares of class B preferred stock. Pursuant to the terms and conditions of the preferred stock (see Preferred Stock below), the Company determined there was not any additional costs to be recognized.

On June 5, 2013, an affiliate exchanged 10,500,000 shares of common stock for the issuance of 175,000 shares of Class B preferred stock. Pursuant to the terms and conditions of the preferred stock (see Preferred Stock below), the Company determined there was not any additional costs to be recognized.

On August 6, 2013, Carbon exchanged 7,000,000 shares of common stock for the issuance of 116,667 shares of class B preferred stock. Pursuant to the terms and conditions of the preferred stock (see Preferred Stock below), the Company determined there was not any additional costs to be recognized.

On November 27, 2013, the Company issued 15,000,000 shares of common stock to Mr. Rodriquez and 15,000,000 shares of common stock to Mr. Slentz. The shares have been recorded as Treasury Stock, pending the final outcome of the negotiations and agreement regarding the transactions involving FM.

During the year ended on December 31, 2013, the Company issued 1,057,583,505 shares of common stock upon the conversion of $385,833 of debentures payable and $9,549 of accrued and unpaid interest.

During the year ended on December 31, 2013, the Company issued 6,690,000 shares of common stock upon the conversion of $10,400 of notes payable.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2013 and 2012. The financial statements presented for the year ended December 31, 2013 and 2012 include FastFunds, Chex, Collection Solutions, FastFunds International Limited, Key, Nova and Denaris.

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

The Company’s financial statements for the year ended December 31, 2013 have been prepared on a going concern basis, which contemplates the realization of its remaining assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred significant losses since its inception and has a working capital deficit of approximately $10,108,748, and an accumulated deficit of $24,611,757 as of December 31, 2013. Moreover, it presently has no ongoing business operations or sources of revenue, and little available resources with which to obtain or develop new operations.

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

For the year ended December 31, 2013, net cash used in operating activities was $161,611 compared to $144,890 for the year ended December 31, 2012. Net loss for the year ended December 31, 2013 was $1,425,541 compared to a net loss of $512,144 for the year ended December 31, 2012. The net loss for the year ended December 31, 2013 included selling, general and administrative expenses of $234,255 and other expenses of $1,196,112. Included in the net loss were non cash expenses of $603,276 for the amortization of note discounts and $68,032 for the initial derivative liability on convertible notes. Accrued expenses increased by $469,817.The net loss for 2012 included selling general and administrative expenses of $191,432, bad debt expense of $172,382 and other expenses of $153,485. The 2012 non cash adjustments to the net loss included includes $250,000 for the impairment of license of our wholly owned subsidiary CCUSA, $172,382 of bad debt expense related to Nova’s credit card receivables, $98,850 for amortization of interest expense and $16,532 for the fair market value of derivative liabilities. These amounts were partially offset by the gain recognized on an expiration of guaranty of $648,000 and a rent debt settlement of $19,411. Accrued expenses also increased by $497,428.

Cash provided by financing activities for the year ended December 31, 2013 was $163,450 compared to $144,855 for the year ended December 31, 2012. During the year ended December 31, 2013, the Company issued $26,500 of notes payable (of which $5,200 was to related parties) and $295,500 of convertible promissory notes. During the year ended December 31, 2013 the Company repaid $147,450 of notes payable (of which $140,450 were to related parties) and paid $11,100 of financing fees. During the year ended December 31, 2012, the Company issued $25,280 of notes payable (of which $12,580 was to related parties) and $210,000 of convertible promissory notes, and received $32,000 from the exercise of warrants to purchase 2,819,046 shares of common stock. During the year ended December 31, 2012 the Company repaid $105,925 of notes payable (of which $102,425 were to related parties) and paid $16,500 of financing fees.

For the year ended December 31, 2013, net cash increased $1,839 compared to a decrease of $35 for the year ended December 31, 2012. Ending cash at December 31, 2013, was $2,057 compared to $218 at December 31, 2012.

From January 1, 2014 through April 4, 2014, the Company received $390,000 from the issuance of in the aggregate $411,000 of convertible promissory notes, all of which may cause dilution to our stockholders.

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

Loss per share:

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants, and common stock underlying convertible promissory notes are not considered in the calculations for the periods ended December 31, 2013 and 2012, as the impact of the potential common shares, which total 3,630,464,687 (2013) and 196,379,829 (2012) would be antidilutive.

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

Fair value measurements are determined under a three-level hierarchy for fair value measurements that prioritizes the inputs to valuation techniques used to measure fair value, distinguishing between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (“observable inputs”) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”).

Fair value is the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, the Company primarily uses prices and other relevant information generated by market transactions involving identical or comparable assets (“market approach”). The Company also considers the impact of a significant decrease in volume and level of activity for an asset or liability when compared with normal activity to identify transactions that are not orderly.

The highest priority is given to unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Securities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The three hierarchy levels are defined as follows:

Level 1 – Quoted prices in active markets that is unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly;

Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Credit risk adjustments are applied to reflect the Company’s own credit risk when valuing all liabilities measured at fair value. The methodology is consistent with that applied in developing counterparty credit risk adjustments, but incorporates the Company’s own credit risk as observed in the credit default swap market.

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

There were no options granted during the years ended December 31, 2013 and 2012.

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

Results of operations

Results of operations for the year ended December 31, 2013 vs. December 31, 2012

REVENUES

Total revenues for 2013 were $31,462 compared to $36,518 for 2012. Revenues for the year ended December 31, 2013 and 2012 consist of fees related to Nova’s remaining credit card portfolio.

OPERATING EXPENSES

Operating expenses were $26,636 for the year ended December 31, 2013 compared to $31,663 for 2012. The operating expenses for the year ended December 31, 2013 and 2012 primarily consisted of expenses related to third party servicing fees of Nova’s remaining credit card portfolio.

CORPORATE OPERATING EXPENSES

Corporate operating expenses for 2013 were $234,255 and $363,814 for 2012. The expenses were comprised of the following:

	2013	2012

Bad debt expense	$—	$172,382
Officer and director management fees	120,000	92,275
Accounting, legal and consulting	69,477	61,358
Other	44,778	37,799

	$234,255	$363,184

Officer and director fees increased for the year ended December 31, 2013 compared to the year ended December 31, 2012 as the 2013 expenses include a full year of expensing $60,000 each for Messrs. Fong and Hollander. Accounting, legal and consulting increased for the year ended December 31, 2013 compared to December 31, 2012 as a result of $15,000 of marketing expenses paid related to Financiera Moderna (“FM”), as a wholly owned subsidiary of the Company. Other expenses for the year ended December 31, 2013, are comprised of transfer agent and filing fees of $18,913, rent and other occupancy costs of $18,273 and investor relations costs of $7,592,

OTHER INCOME (EXPENSE)

Other expense, net for the year ended December 31, 2013 was $1,196,112 compared to net expenses of $153,485 for the year ended December 31, 2012. Other expenses for the year ended December 31, 2013 are comprised of $1,140,199 of interest expense and $55,913 for the fair value change of derivative liabilities. The 2012 net expense includes $576,865 of interest expense, a $250,000 impairment charge reducing the book value of a license to zero and $16,531 for the fair value change of derivative liabilities. These expenses were partially offset by gain recorded on the expiration of guaranty of $648,000, dividend income of $22,500 and gain on rent forgiveness of $19,411. Interest expense for the years ended December, 2013 and 2012 is summarized as:

	2013	2012
Amortization of note discount	$603,276	$92,037
Amortization of deferred financing fees	17,434	6,314
Default interest penalty on convertible notes	40,900	—
Notes payable, other	456,894	445,707
Notes payable, related parties	21,695	32,807

	$1,140,199	$576,865

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

The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed relate to interest rates on debt. The Company has only fixed rate debt. The Company has $2,818,794 of debt outstanding as of December 31, 2013, of which $2,090,719 has been borrowed at fixed rates ranging from 10% to 15%. This fixed rate debt is subject to renewal quarterly or annually and was due February 28, 2008.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements are listed under Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

N/A

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Acting Chief Executive Officer (the "CEO") who is also the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO /CFO has concluded that as of December 31, 2013 disclosure controls and procedures, were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).. As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2013 as described below.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(a)(b)(c)	Identification of directors, executive officers and certain significant persons

Name	Age	Offices Held	Length of service

Henry Fong	78	Chairman	Since June 2004
		Chief Executive Officer	Since January 22, 2014

Barry Hollander	56	Acting Chief Executive Officer	From January 2007 through January 22, 2014
		Director	From May 25, 2013 through January 22, 2014

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

HENRY FONG

Mr. Fong became the Company’s chairman and chief executive officer upon the effectiveness of the Merger. Mr. Fong has served in a variety of roles for other public corporations. Mr. Fong has been a Director of SurgLine International, Inc. (“SurgLine”), formerly China Nuvo Solar Energy, Inc. (“China Nuvo”) since March 2002. Mr. Fong served as the President of China Nuvo form March 2002 through September 2011.. Mr. Fong has been president and a director of Alumifuel Power Corporation, (“Alumifuel”) formerly, Inhibiton Therapeutics, Inc. since its inception in May 2004. Alumifuel is a publicly held company developing hydrogen generation products, and Mr. Fong was the president, treasurer and a director of Hydrogen Power, Inc., formerly Equitex, Inc. from its inception in January 1983 to January 2007. From 1959 to 1982 Mr. Fong served in various accounting, finance and budgeting positions with the Department of the Air Force. During the period from 1972 to 1981 he was assigned to senior supervisory positions at the Department of the Air Force headquarters in the Pentagon. In 1978, he was selected to participate in the Federal Executive Development Program and in 1981, he was appointed to the Senior Executive Service. In 1970 and 1971, he attended the Woodrow Wilson School, Princeton University and was a Princeton Fellow in Public Affairs. Mr. Fong received the Air Force Meritorious Civilian Service Award in 1982. Mr. Fong has passed the uniform certified public accountant exam. In March 1994, Mr. Fong was one of twelve CEOs selected as Silver Award winners in FINANCIAL WORLD magazine’s corporate American “Dream Team.”

BARRY HOLLANDER

Mr. Hollander has been our Acting Chief Executive Officer from January 2007 through his resignation on January 22, 2014. Mr. Hollander since April 2011 has been the CFO of Mediswipe, Inc. (“Mediswipe”). MediSwipe, a publicly traded company, provides terminal-based services for physicians, clinics, hospitals and medical dispensaries that include: digital patient records, electronic record scanning, credit/debit card merchant services, check guarantee and elective surgery financing. Since April 2011, Mr. Hollander has been the CFO of 800 Commerce, Inc. (“800 Commerce”). 800 Commerce has filed a Registration Statement with the Securities and Exchange Commission (the “SEC”) to become publicly traded. The SEC declared the Registration statement effective in August 2013. 800 Commerce markets credit card processing services and has developed on-line portals and mobile applications offering directories of professional service providers. Mr. Hollander was the Chief Financial Officer of Quture International, Inc. from February 2010 through February 28, 2013. Mr. Hollander has a BS degree from Fairleigh Dickinson University.

(f)	Involvement in certain legal proceedings.

None.

(g)	Promoters and control persons.

None.

(h) Audit committee financial expert.

See (i) below.

(i) Identification of the audit committee

The Company does not currently have an audit committee of the board of directors, as none is required, and the board believes it can effectively serve in that function and, therefore, currently does. Management believes that our sole member of the board of directors may have the necessary attributes to serve as a financial expert on an audit committee, if required.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater-than-10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe that during 2013, based solely on a review of the copies of such forms, if any, furnished to us during 2013 and written representations from the executive officers, directors and greater-than-10% beneficial owners of our common stock, have complied with all Section 16 filing requirements.

CODE OF ETHICS

We have adopted a Code of Ethics for our senior financial management, which includes our chief executive officer and chief financial officer as principal executive and accounting officers, that has been filed as an exhibit to this report.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Equity Compensation

Summary Compensation Table

The following table sets forth information regarding compensation paid to our officers during the years ended December 31, 2013 and 2012:

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(i)	(j)
Barry Hollander (1) Acting Chief Executive Officer	2013 2012	$ 60,000 $ 0	$0 $0	$60,000 $71,025	$60,000 $71,025

(1) Mr. Barry Hollander became Acting Chief Executive Officer in January 2007, filling a vacancy (resigned January 22, 2014). Prior to that appointment, Mr. Hollander was providing functions related to accounting, finance and general operations of the Company as a consultant. Pursuant to the Board of Directors resolution, The Company through June 30, 2011 has been accruing a monthly management fee for Mr. Hollander of $10,000 per month and beginning July 1, 2011, $5,000 to $6,000 per month, and is paid when cash flow is available. During the years ended December 31, 2013 and 2012, the Company accrued and recorded expenses of $60,000 and $71,025, respectively. Mr. Hollander received $42,950 and $38,425 in cash payments for the years ended December 31, 2013 and 2012, respectively. On May 25, 2012 Mr. Hollander agreed to accept 15,000,000 shares of restricted common stock in payment of $300,000 of the amount due, and Mr. Hollander also agreed to forgive $67,500 of accrued and unpaid fees as of that date. Beginning October 1, 2012 the Company has agreed to compensate Mr. Hollander $5,000 a month for his services. In November 2013, the Company issued a note in the amount of $30,000 in satisfaction of accrued and unpaid fees and as of December 31, 2013, Mr. Hollander is owed $2,050 for these services.Mr. Hollander resigned on January 22, 2104.

Cash Incentive Bonuses

We had no cash incentive bonus program in effect for 2013.

Severance and Change-in-Control Benefits

We had no provisions for mandatory severance benefits in the event of a termination of change of control of the Company.

Effective January 21, 2014, the Board of Directors of the Company approved the issuance of 1,000 shares of Class C Preferred Stock (the “Class C Preferred Stock Shares”) to Mr. Fong or his assigns in consideration for services rendered to the Company and continuing to work for the Company without receiving significant payment for services and without the Company at that time of issuance having the ability to issue shares of common stock as the Company does not have sufficient authorized but unissued shares of common stock to allow for any such issuances.

As a result of the issuance of the Class C Preferred Stock Shares to Mr. Fong, or his assigns and the Super Majority Voting Rights (described below), Mr. Fong obtained voting rights over the Company’s outstanding voting stock which provides him the right to vote up to 51% of the total voting shares able to vote on any and all shareholder matters.  As a result, Mr. Fong will exercise majority control in determining the outcome of all corporate transactions or other matters, including the election of Directors, mergers, consolidations, the sale of all or substantially all of the Company’s assets, and also the power to prevent or cause a change in control. The interests of Mr. Fong may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.  Additionally, it may be impossible for shareholders to remove Mr. Fong as an officer or Director of the Company due to the Super Majority Voting Rights.

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

None.

Option Exercises and Stock Vested Table

None.

Non-Qualified Deferred Compensation Plans

We have no non-qualified deferred compensation plans currently in effect.

Director Compensation

The following table shows the compensation earned by each of our non-officer directors for the year ended December 31, 2013:

Name (1)	Fees Earned or Paid in Cash ($) (2)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Henry Fong	$60,000	-	-	-	-	-	$60,000

(1)	As of December 31, 2013, Mr. Hollander was Acting Chief Executive Officer and a member of the Board of Directors (resigned January 22, 2014). Mr. Hollander’s compensation is included in the Officer’s Compensation Tables.

(2)	Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2013 in accordance with SFAS 123(R) of stock option awards, and may include amounts from awards granted in and prior to fiscal year 2012.

During the year ended December 31, 2012, Mr. Fong received 15,000,000 shares of the Company’s common stock in satisfaction of $160,409 of accrued and unpaid director fees as well as $51,146 for reimbursement of Company expenses previously paid by and owed to Mr. Fong and accrued and unpaid interest of $46,994 on loans made to the Company from Mr. Fong and/or his affiliates., For the years ended December 31, 2012 and 2013, the Company accrued expenses of $21,250 and $60,000, respectively, Mr. Fong’s services. Mr. Fong received $14,500 in cash payments for the year ended December 31, 2013. In November 2013, the Company issued a convertible promissory note to Mr. Fong in payment of $35,000 of accrued and unpaid fees. As of December 31, 2013, Mr. Fong is owed $25,500 for these services, included in accrued expenses on the balance sheet.

	Option Awards					Stock Awards
Name	Number of Securities Under-lying Unexer-cised Options (#) Exer-cisable	Number of Securities Under-lying Unexer-cised Options (#) Unexer-cisable	Equity Incentive Plan Awards: Number of Securities Under-lying Unexer-cised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Securities That Have Not Vested (#)	Market Value of Securities That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Securities or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Securities or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Henry Fong	180,000	0	0	$0.37	9/1/2015	0	$0	0	$0
Henry Fong	90,000	0	0	$0.25	2/9/2017	0	$0	0	$0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a)	Security Ownership of Certain Beneficial Owners and Security Ownership of Management.

Not updated

The following table contains information at April 5, 2014, as to the beneficial ownership of shares of our common stock and preferred stock by each person who, to our knowledge at that date, was the beneficial owner of five percent or more of the outstanding shares of the class, each person who is a director or a named executive officer of the Company under the summary compensation table and all persons as a group who are current executive officers and directors, and as to the percentage of outstanding shares so held by them at March 31, 2014. The number of shares beneficially held is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Including the number of shares below does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of the shares.

Name and Address of Beneficial Owner	Shares of Common Stock Owned (1)	Shares of Common Stock Underlying Options (1)	Total	Percentage of Common Stock Owned (2)	Shares of Class B Preferred Stock(1)	Percentage of Class B Preferred Stock Owned (3)	Shares of Class C Preferred Stock(1)	Percentage of Class C Preferred Stock Owned (4)
Henry Fong (5)	116,946,175	270,000	117,161,175	3.1%	1,791,666	100.0%	1,000	100.0%

Barry Hollander (6)	230,085,638	-	230,085,638	6.3%	-	-	-	-

HPI Partners, LLC (7)	10,500,000	-	10.500,000	0.3%	175,000	9.8%	-	-

Carbon Capture, Inc. (8)	97,000,000	-	97,000,000	2.6%	1,616,667	90.2%	-	-

All officers and directors as a group (one person)	116,946,175	270,000	117,946,175	3.1%

(1) The beneficial owners exercise sole voting and investment power.

(2) As of April 5, 2014, 3,661,157,505 shares of our common stock were outstanding

(3) As of April 5, 2014 there were 1,791,667 shares of our Class B preferred stock outstanding.

(4) As of April 5, 2014, there were 1,000 shares of Class C Preferred stock outstanding.

(5) The address of the beneficial owner is 7315 E. Peakview Avenue, Centennial, Co. 80111. Common stock owned includes 9,000,000 shares owned by Mr. Fong’s spouse and 107,500,000 shares of common stock assumes the conversion of 1,791,666 shares of Class B Preferred Stock. Class B Preferred stock includes 1,616,667 shares owned by Carbon Capture, Inc.(“CCC”) and 175,000 shares owned by HPI Partners, LLC (“HPIP”). CCC and HPIP are controlled by Mr. Fong. The Class B Preferred Stock converts to 60 shares of common stock for each share.

(6) The address of the beneficial owner is 319 Clematis Street, Suite 1008, West Palm Beach, Fl. 33401. Common stock owned included 230,000,000 shares owned by Venture Equity, LLC. a Florida Limited Liability Company, controlled by Mr. Hollander.

(7) The address of the beneficial owner is 7315 E. Peakview Avenue, Centennial, Co. 80111. Common stock includes 10,500,000 from the conversion of 175,000 shares of Class B Preferred Stock. Class B Preferred Stock converts to 60 shares of common stock for each share.

(8) The address of the beneficial owner is 7315 E. Peakview Avenue, Centennial, Co. 80111. Common stock includes the 97,000,000 from the conversion of Class b Preferred Stock. Class B Preferred Stock converts to 60 shares of common stock for each share.

(c) Changes in control.

Effective January 21, 2014, the Board of Directors of the Company approved the issuance of 1,000 shares of Class C Preferred Stock (as defined and described below) (the “Class C Preferred Stock Shares”) to Mr. Fong or his assigns in consideration for services rendered to the Company and continuing to work for the Company without receiving significant payment for services and without the Company having the ability to issue shares of common stock as the Company does not have sufficient authorized but unissued shares of common stock to allow for any such issuances.

As a result of the issuance of the Class C Preferred Stock Shares to Mr. Fong, or his assigns and the Super Majority Voting Rights (described below), Mr. Fong obtained voting rights over the Company’s outstanding voting stock which provides him the right to vote up to 51% of the total voting shares able to vote on any and all shareholder matters.  As a result, Mr. Fong will exercise majority control in determining the outcome of all corporate transactions or other matters, including the election of Directors, mergers, consolidations, the sale of all or substantially all of the Company’s assets, and also the power to prevent or cause a change in control. The interests of Mr. Fong may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.  Additionally, it may be impossible for shareholders to remove Mr. Fong as an officer or Director of the Company due to the Super Majority Voting Rights.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

D. Brooks and associates CPA’s, P.A. (“Brooks”) served as our independent registered public accounting firm for December 31, 2013 and 2012..

Audit Fees

Fees billed and expected to be billed by Brooks for audit services related to the year ended December 31, 2013 and 2012 were approximately $17,000 and $8,000, respectively, which includes out-of-pocket costs incurred in connection with these services.

Tax Fees

Fees billed and expected to be billed by Brooks for tax return preparation services related to the year ended December 31, 2013 and 2012 were $0.

All Other Fees

The Company incurred no other fees to Brooks for 2013 and 2012.

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

1.	Financial Statements and Supplementary Data

FASTFUNDS FINANCIAL CORPORATION.

Financial Statements

For the Years Ended December 31, 2013 and 2012

D. Brooks and Associates CPA’s, P.A.

Certified Public Accountants • Valuation Analyst • Advisors

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Fastfunds Financial Corp.

We have audited the accompanying balance sheets of Fastfunds Financial Corp. as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. Fastfunds Financial Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fastfunds Financial Corp. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

D. Brooks and Associates CPA’s, P.A.

West Palm Beach, Florida

April 15, 2014

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$2,057	$218
Accounts receivable	51,551	47,406
Deferred financing costs	4,409	10,743
Other current assets	1,143	126

Total current assets	59,160	58,493

Other assets	200	200
Long term investments (Note 3)	89,575	89,575

	89,775	89,775

	$148,935	$148,268

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$724,387	$716,137
License fee payable	250,000	250,000
Due to related party	75,000	75,000
Accrued expenses, including related parties $101,419 (2013) and $32,175 (2012) (Note 4)	3,481,723	3,021,455
Convertible promissory notes (Note 5), including related parties
of $237,063 (2013) and $333,363 (2012)	2,282,932	2,442,282
Litigation contingency (Note 6)	2,484,922	2,484,922
Convertible debentures payable, net	333,082	74,739
Derivative liabilities (Note 5)	535,862	489,406

Total current liabilities	10,167,908	9,553,941

Commitments and contingencies (Notes 4, 6,and 8)

Stockholders' deficit (Note 8):
Preferred stock, $.001 par value; 5,000,000 shares authorized;
Class A preferred stock, $0.001 par value; 1,000,000 shares authorized; 819,000 shares
issued and outstanding	819	819
Class B preferred stock, $0.001 par value; 2,000,000 shares authorized; 1,791,667 (2013) and
297,667 (2012) shares issued and outstanding	1,792	298
Common stock, $0.001 par value; 6,000,000,000 shares authorized; 1,192,337,314 (2013) and		-
131,944,761 (2012) shares issued and 1,162,337,314 (2013) and 131,944,761 (2012) outstanding	1,192,338	131,946
Additional paid-in capital	13,340,216	13,589,861
Treasury stock, 30,000,000 (2013) shares	-	-
Accumulated deficit	(24,611,757)	(23,186,216)

Total company stockholders' deficit	(10,076,592)	(9,463,292)
Less noncontrolling interest	57,619	57,619
Total deficit	(10,018,973)	(9,405,673)

Total liabilities and deficit	$148,935	$148,268

See notes to consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2013	2012

Fee revenue, net	$31,462	$36,518
Operating expenses:
Processing fees	26,503	28,850
Returned checks (collected)	(1,554)	(705)
Other	1,687	3,518

Total operating expenses	26,636	31,663

Gross profit	4,826	4,855

Selling, general and administrative	234,255	191,432
Bad debt expense	-	172,382
Loss from operations	(229,429)	(358,959)

Other income (expense):
Interest expense	(1,140,199)	(576,865)
Derivative liability income (expense)	(55,913)	(16,531)
Dividend and fee income	-	22,500
Gain on debt settlement	-	19,411
Impairment of license	-	(250,000)
Gain on expiration of guaranty	-	648,000
Total other expense	(1,196,112)	(153,485)

Net loss	$(1,425,541)	$(512,444)

Net loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic and diluted	317,084,342	117,306,058

 See notes to consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

			Class A		Class B		Additional				Total
	Common stock		Preferred stock		Preferred stock		paid-in	Noncontrolling	Common stock	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	interest	treasury	deficit	deficiency
Balances, January 1, 2012	57,389,400	$57,390	-	$-	-	$-	$17,178,455	$57,619	$(4,547,845)	$(22,673,772)	$(9,928,153)

Common stock issued upon conversion of convertible debt
and accrued interest	9,605,733	9,606	-	-	-	-	27,394	-	-	-	37,000

Common stock issued for exercises of warrants	3,200,000	3,200	-	-	-	-	28,800	-	-	-	32,000

Cancellation and return of treasury stock	(26,752,032)	(26,752)	-	-	-	-	(4,521,093)		4,547,845	-	-

Issuance of common stock pursuant to merger agreement	90,000,000	90,000	-	-	-	-	(90,000)	-	-	-	-

Issuance of preferred stock in exchange for cancellation of
common stock	(67,000,000)	(67,000)	819,000	819	297,667	298	65,883	-	-	-	-

Issuance of common stock in exchange for
cancellation of accounts payable and accured expenses	30,000,000	30,000	-	-	-	-	646,049	-	-	-	676,049

Issuance of common stock for loan origination fees	35,714	36	-	-	-	-	464	-	-	-	500

Issuance of common stock in exchange for
cancellation of notes payable	35,465,946	35,466	-	-	-	-	200,259	-	-	-	235,725

Reclassification of embedded derivatives upon conversion of
convertible debt	-	-	-	-	-	-	53,651	-	-	-	53,651

Net loss	-	-	-	-	-	-	-	-	-	(512,444)	(512,444)

Balances, December 31, 2012	131,944,761	131,946	819,000	819	297,667	298	13,589,861	57,619	-	(23,186,216)	(9,405,673)

Common stock issued upon conversion of convertible debt
and accrued interest	1,057,202,553	1,057,203	-	-	-	-	(620,921)	-	-	-	436,282

Common stock issued for exercises of warrants

Cancellation and return of treasury stock

Issuance of common stock pursuant to merger agreement	30,000,000	30,000	-	-	-	-	(30,000)	-	-	-	-
and held in treasury

Issuance of preferred stock in exchange for cancellation of
common stock	(33,500,000)	(33,500)	-	-	558,333	558	32,942	-	-	-	-

Issuance of Class B Preferred Stock as colateral for
convertible debt	-	-	-	-	935,666	936	(936)	-	-	-	-

Issuance of common stock in exchange for
conversion of notes payable	6,690,000	6,690	-	-	-	-	3,710	-	-	-	10,400

Default penaly on convertible notes	-	-	-	-	-	-	0	-	-	-	-

Reclassification of embedded derivatives upon conversion of
convertible debt	-	-	-	-	-	-	365,559	-	-	-	365,559

Net loss	-	-	-	-	-	-	-	-	-	(1,425,541)	(1,425,541)

Balances, December 31, 2013	1,192,337,314	$1,192,338	819,000	$819	1,791,666	$1,792	$13,340,216	$57,619	$-	$(24,611,757)	$(10,018,973)

See notes to consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,425,541)	$(512,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	-	172,382
Stock issued for loan origination fee	-	500
Amortization of discounts on convertible notes	603,276	92,036
Amortization on converted debentures	-	53,651
Initial derivative liability expense on convertible debentures	68,032	27,154
Fair value change in derivative liability	(12,119)	(64,273)
Amortization of deferred financing costs	17,434	6,314
Gain on debt settlements	-	(19,411)
Increase in face value of convertible notes for default penalty	40,900	-
Impairment of license	-	250,000
Gain on expiration of guaranty	-	(648,000)
Decrease (increase) in assets:
Accounts receivable	(4,145)	7,204
Other current assets	(1,017)	87
Increase (decrease) in liabilities
Accounts payable	81,752	(7,518)
Accrued expenses	469,817	497,428

Net cash used in operating activities	(161,611)	(144,890)

Cash flows from financing activities:
Proceeds from exercise of warrants	-	32,000
Borrowings on convertible notes	295,500	210,000
Borrowings on notes and loans payable, related	5,200	12,580
Borrowings on notes and loans payable, other	21,300	12,700
Repayments on notes and loans payable, related	(140,450)	(102,425)
Repayments on notes and loans payable, other	(7,000)	(3,500)
Payment of deferred financing costs	(11,100)	(16,500)
Net cash provided by financing activities	163,450	144,855

Net increase (decrease) in cash and cash equivalents	1,839	(35)
Cash and cash equivalents, beginning	218	253

Cash and cash equivalents, ending	$2,057	$218

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$32,155

Cash paid for income taxes	$-	$-

Schedule of Non-Cash Financing Activities:

Issuance of convertible debt in settlement of accounts and notes payable	$142,400	$-

Conversion of convertible notes to common stock	$10,400	$235,725

Reclass of derivative liability to equity upon conversion of convertible debt	$365,559	$53,651

Conversion of convertible debentures to common stock	$385,833	$37,000

Conversion of accounts payable, accrued liabilities and
accrued interest to common stock	$9,549	$600,000

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

On May 25, 2012, the Company entered into an Agreement Concerning the Exchange of Securities (the “Agreement”) by and among Advanced Technology Development, Inc., a Colorado corporation ("ATD"), and Carbon Capture USA, Inc., a Colorado corporation ("Carbon") and Carbon Capture Corporation, a Colorado corporation ("CCC"). ATD is a 100% wholly owned subsidiary of the Company. Carbon is a 100% wholly owned subsidiary of CCC, which is privately held. Mr. Henry Fong, the sole officer and director of the Company is the control person of CCC. Pursuant to the Agreement, ATD acquired from CCC all of the issued and outstanding common stock of Carbon in exchange for ninety million (90,000,000) newly issued unregistered shares of the Company’s common stock. ATD has also assumed an unpaid license fee of $250,000 due from Carbon to CCC.

Carbon has an exclusive US license related to provisional patent Serial number 61/077,376 and a US Patent to be issued. The patent titled, “METHOD OF SEPARATING CARBON DIOXIDE”, related to methods of decomposing a gaseous medium, more specifically, relating to methods of utilizing radio frequency energy to separate the elemental components of gases such as carbon dioxide. ATD plans to commence research and development with a goal of potential commercialization; subject to financing.

On July 6, 2012 The Financial Industry Regulatory Authority approved the Company's 3 for 1 forward stock split on its common stock outstanding in the form of a dividend, with a Record Date of June 18, 2012. The stock split entitled each common stock holder as of the Record Date to receive two (2) additional shares of common stock for each one (1) share owned. Additional shares issued as a result of the stock split were distributed on July 9, 2012. All share amounts in these consolidated financial statements have been retroactively adjusted to reflect the stock split.

On October 7, 2013, the Company formed Financiera Moderna, Inc. (“FM”) as a wholly-owned subsidiary to develop and market financial products and services targeted for the Hispanic community. The spectrum of financial products to be offered includes insurance, secured credit cards, debit cards, mortgage products and financial literacy tools.

On November 7, 2013, FM signed a marketing and funding agreement (“the Marketing Agreement”) with Compra Vida (“CV”) and Compra Casa (“CS”); development stage companies that formulate, develop and implement marketing programs to the Spanish speaking U.S. market. On November 20, 2013, the Company remitted $15,000 to the principals of CV and CS pursuant to the Marketing Agreement. Subsequently, the parties have agreed to terminate the Marketing Agreement, to allow CV and CS to revise their marketing concept to implement a more direct to consumer approach. Accordingly, the parties are still negotiating the final transaction. There is no assurance that these negotiations will be successful.

As part of the initial transaction, FFFC issued 30,000,000 shares of common stock to the principals of CV and CS. Due to the termination of that agreement and the ongoing negotiations the common stock has not been delivered and has been recorded as Treasury Stock, pending the outcome of the final transaction.

On March 5, 2013, the Company and its’ wholly owned subsidiary NET LIFE Processing Inc., (“NET LIFE”) entered into an Agreement Concerning the Exchange of Securities (the “Agreement”) with Net Life Financial Processing Trust (“Net Life Trust”) and the Trustee of Net Life Trust pursuant to which NET LIFE will acquire the exclusive mortgage servicing rights (the “Rights”) from Net Life Trust. Net Life Trust holds the exclusive mortgage servicing rights from Net Life Financial Holdings Trust.

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

Going concern and management’s plans:

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $1,425,541 and $512,444 for the years ended December 31, 2013 and 2012, respectively and has a working capital deficit of $10,108,747 and accumulated deficit of $24,611,756 as of December 31, 2013. Moreover, the Company presently has no significant ongoing business operations or sources of revenue and has little resources with which to obtain or develop new operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has received $390,000 upon the issuance on convertible notes from January 1, 2014 through April 4, 2014.

Additionally, the Company was to receive approximately $30,000 annually pursuant to the Preferred Stock it holds of an unaffiliated party (see note 3), as well as minimal cash from the Nova remaining credit card portfolio. However, the Company has not received the quarterly dividend from its investment since the quarter ended June 30, 2012, and has not received any cash from the Nova portfolio since 2012. There can be no assurance that the Company will have adequate resources to fund future operations, if any, or that funds will be available to the Company when needed, or if available, will be available on favorable terms or in amounts required by the Company. Currently, the Company does not have a revolving loan agreement with any financial institutions, nor can the Company provide any assurance it will be able to enter into any such agreement in the future. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Loss per share:

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants, and common stock underlying convertible promissory notes are not considered in the calculations for the years ended December 31, 2013 and 2012, as the impact of the potential common shares, which total 3,630,464,687 (2013) and 286,994,713 (2012), would be antidilutive.

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

Fair value measurements are determined under a three-level hierarchy for fair value measurements that prioritizes the inputs to valuation techniques used to measure fair value, distinguishing between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (“observable inputs”) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”).

Fair value is the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, the Company primarily uses prices and other relevant information generated by market transactions involving identical or comparable assets (“market approach”). The Company also considers the impact of a significant decrease in volume and level of activity for an asset or liability when compared with normal activity to identify transactions that are not orderly.

The highest priority is given to unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Securities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The three hierarchy levels are defined as follows:

Level 1 – Quoted prices in active markets that is unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly;

Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Credit risk adjustments are applied to reflect the Company’s own credit risk when valuing all liabilities measured at fair value. The methodology is consistent with that applied in developing counterparty credit risk adjustments, but incorporates the Company’s own credit risk as observed in the credit default swap market.

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

Stock-based compensation:

The Company has one stock option plan approved by FFFC’s Board of Directors in 2004, and also grants options and warrants to consultants outside of its stock option plan pursuant to individual agreements. The Company accounts for its stock based compensation under ASC 718 “Compensation- Stock Compensation” using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Company uses the Black Scholes model for measuring the fair value of options. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

There were no options granted during the years ended December 31, 2013 and 2012.

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

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Accounting for Income Taxes.  It prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As a result, the Company has applied a more-likely-than-not recognition threshold for all tax uncertainties.  The guidance only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the various taxing authorities. The Company’s tax years subsequent to 2006 remain subject to examination by federal and state tax jurisdictions.

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

Recent Accounting Pronouncements Not Yet Adopted:

As of the date of this report, there are no recent accounting pronouncements that have not yet been adopted that we believe would have a material impact on our financial statements

3. Long term investments:

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

4. Accrued liabilities:

Accrued liabilities at December 31, 2013 and December 31, 2012 were $3,481,723 and $3,021,455, respectively, and were comprised of:

	2013	2012

Legal fees	$215,218	$215,218
Interest	2,896,763	2,427,746
Consultants and advisors	166,600	175,750
Registration rights	98,013	98,013
Other	105,119	104,728

	$3,481,723	$3,021,455

5. Promissory notes, including related parties and debenture payable:

Promissory notes, including related parties at December 31, 2013 and December 31, 2012, consist of the following:

	2013	2012

Promissory notes payable:

Various, including related parties of $173,113 (2013) and $333,363 (2012); interest rate ranging from 8% to 10% [A]	$192,213	$351,563

Notes payable; interest rates ranging from 9% to 15%; interest payable quarterly; the notes are unsecured, matured on February 28, 2008; currently in default and past due [B]	2,090,719	2,090,719

	$2,282,932	$2,442,282

. [A] Pursuant to a November 4, 2011 Board of director resolution, these notes are convertible at conversion rates, determined at the discretion of the board of directors. During the year ended December 31, 2013 the Company issued notes of $26,500 (including related parties of $5,200), made payments of $147,450 (including $140,450 to related parties), converted $10,400 to shares of common stock and reclassed $28,000 to convertible notes on the balance sheet herein.

[B]	These notes payable (the “Promissory Notes”) originally became due on February 28, 2007. The Company renewed $283,000 of the Promissory Notes on the same terms and conditions as previously existed. In April 2007 the Company, through a financial advisor, restructured $1,825,000 of the Promissory Notes (the “Restructured Notes”). The Company has accrued an expense of $36,500 to compensate the financial advisor 2% of the Restructured Notes as well as having issued 150,000 shares of common stock to the financial advisor. The Restructured Notes carry a stated interest rate of 15% (a default rate of 20%) and matured on February 28, 2008. The Company has not paid the interest due since June 2007, and no principal payments on the Promissory Notes have been made since 2008 and accordingly, they are in default. Accrued interest on these notes total $2,804,686 and $2,384,686 as of December 31, 2013 and 2012, respectively is included in accrued expenses on the consolidated balance sheets.

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

In January 2008, the Company and the three guarantors received a complaint filed by the financial advisor (acting as agent for the holders of the Restructured Notes) and the holders of the Restructured Notes. The claim is seeking $1,946,250 plus per diem interest beginning January 22, 2008 at the rate of twenty percent (20%) per annum plus $37,000 due the financial advisor for unpaid fees. The court has ruled in favor of a motion for summary judgment filed by certain of the plaintiffs and a judgment was entered on August 18, 2009 in the total amount of $2,487,250 in principal and interest on the notes, $40,920 in related claims and $124,972 in attorney’s fees and expenses. The Company is not aware of any payments being made by any of the guarantors and accordingly, the Company includes these liabilities on the December 31, 2013 and 2012 consolidated balance sheets in promissory notes payable and accrued expenses.

Debenture payable:

2012 Notes

During 2012, the Company issued three convertible notes aggregating $105,000 (“2012 Asher Notes”) to Asher Enterprises, Inc. (“Asher”). Among other terms the 2012 Asher Notes are due nine months from their issuance date, bear interest at 8% per annum, are payable in cash or shares at the Conversion Price as defined herewith, and are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 50% of the average of the lowest three trading prices (as defined in the note agreements) per share of the Company’s common stock for the ten trading days immediately preceding the date of conversion. Upon the occurrence of an event of default, as defined in the Note, the Company is required to pay interest at 22% per annum and the holders may at their option declare the 2012 Notes, together with accrued and unpaid interest, to be immediately due and payable. In addition, the 2012 Asher Notes provides for adjustments for dividends payable other than is shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company. During the year ended December 31, 2012, Asher converted $11,000 of principal of the 2012 Asher Notes and the balance of the 2012 Asher Notes as of December 31, 2012 was $94,000. During 2013, the Company incurred an event of default on a portion of the 2012 Asher Notes as the Company did not maintain sufficient authorized shares reserved for issuance under the 2012 Asher Notes. The default resulted in the Company increasing the 2012 Asher Notes by $40,900 (the “Default Principal”). During the year ended December 31, 2013, the holder of the Asher Notes converted an aggregate of $134,900 of principal (including the Default Principal) and $5,400 of accrued and unpaid interest into 179,342,389 shares of common stock. As of December 31, 2013,no amounts remain outstanding on the 2012 Asher Notes.

On October 9, 2012, the Company issued a $5,000 convertible promissory note to Carebourn Capital LP (“Carebourn”). The Carebourn note is due on demand, bears interest at 8% per annum and has a conversion feature similar to the 2012 Asher Notes. As of December 31, 2013, the outstanding balance of the Carebourn note is $5,000, which is past due.

On October 17, 2012, the Company issued a $25,000 convertible promissory note to Continental Equities, LLC (“Continental”). On March 26, 2013, Carebourn acquired the Continental note from Continental. During the year ended December 31, 2013, the Company issued 18,737,288 shares of common stock to Carebourn Partners, LLC. (“Carebourn Partners”) and Carebourn Partners’ assignee upon the conversion of the acquired Continental note. No amounts remain open as of December 31, 2013.

On October 24 and 29, 2012, the Company issued convertible promissory notes of $9,000 and $16,000 (“the 2012 Gel Notes”) respectively, to GEL Properties, LLC (“Gel”) The conversion price for the 2012 Gel Notes is equal to 50% of the lowest closing bid price of the Common Stock as reported on the exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future with a floor of $0.0001 per share, for any of the five trading days including the day upon which a Notice of Conversion is received by the Company. If the shares have not been delivered within 3 business days, the Notice of Conversion may be rescinded. Accrued but unpaid interest shall be subject to conversion. No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded to the nearest whole share. During the year ended December 31, 2013, the Company issued 23,901,776 shares of common stock upon the conversion of the 2012 Gel Notes.

On November 1, 2012, the Company issued a convertible promissory note in the amount of $269,858 in exchange for previously accrued legal fees. The note bears interest at 8% per annum and is convertible at a conversion price for each share of common stock equal to 50% of the average of the lowest three trading prices (as defined in the note agreements) per share of the Company’s common stock for the ten trading days immediately preceding the date of conversion. During the year ended December 31, 2013, the Company issued 419,203,501 shares of common stock upon the conversion of $103,188 of the Note. As of December 31, 2013, the balance of the note is $166,670.

On December 24, 2012, the Company issued a $50,000 convertible promissory note to Flux Carbon Starter Fund, LLC (“Flux”). The note matured on June 30, 2013 and bears interest at 12% per annum. The Flux note has a conversion price equal to 50% of the lowest volume weighted average closing bid price for the 90 days preceding conversion. On June 24, 2013, Flux sold and assigned the note to 112359 Factor Fund, LLC (“Factor Fund”). During the year ended December 31, 2013, the Company issued 82,923,686 shares of common stock to Factor Fund and Factor Funds transferee upon the conversion of $50,000 of principal and $4,149 of accrued and unpaid interest. No amounts remain open as of December 31, 2013.

The Company received net proceeds of $193,500 for the 2012 Notes, after debt issuance costs of $16,500. These debt issuance costs have been amortized over the earlier of the terms of the Note or any redemptions and accordingly $5,757 and $10,743 has been expensed as debt issuance costs (included in interest expense) for the years ended December 31, 2012 and 2013, respectively.

2013 Notes

On March 14, 2013 the Company issued a convertible promissory note for $46,000 to an accredited investor (the “March 2013 Note”). The March 2013 Note, is due eight months from issuance and bears an interest rate of 8% per annum, and in the case of an event of default increases to 12% per annum (“the Default Rate”). The conversion feature of the 2013 Note is a 50% discount to the average of the three lowest day closing bid prices for the ten trading days prior to conversion. The Company received net proceeds of $41,400, after debt issuance costs of $4,600. These debt issuance costs were amortized over the earlier of the terms of the Note or any redemptions and accordingly $4,600 has been expensed as debt issuance costs (included in interest expense) for the year ended December 31, 2013. The Mach 2013 Note matured November 14, 2014, is in default, and the Default Rate was effective at that date. The balance of the March 2013 Note is $46,000 as of December 31, 2013.

The following notes issued in 2013, bear interest at 8% per annum and other than as described below have a conversion feature similar to the 2012 Asher Notes. The notes issued in 2013 are referred to as the 2013 Notes.

On April 8, 2013, the Company issued convertible a convertible promissory note to Schaper for $5,000. The outstanding principal balance on this note is $5,000 as of December 31, 2013.

On April 26, 2013, the Company issued a convertible promissory note for $50,000 to an unaffiliated accredited investor. The outstanding principal balance on this note is $50,000 as of December 31, 2013.

On June 3, 2013, the Company issued a $15,000 convertible promissory note to Gel, under the same terms and conditions as the 2012 Gel Notes. During the year ended December 31, 2013, the Company issued 35,665,775 shares of common stock in full satisfaction of this note.

On June 6, 2013 ($12,000), July 12, 2013 ($12,500) and August 9, 2013 ($6,250) the Company issued convertible promissory notes to Carebourn Partners. Each of these notes remain unpaid as of December 31, 2013.

On August 9, 2013, the Company issued a $6,250 note to Linrick Industries, LLC. The outstanding principal balance on this note is $6,250 as of December 31, 2013.

On August 22, 2013, the Company issued a $6,000 convertible promissory note to Schaper. The outstanding principal balance on this note is $6,000 as of December 31, 2013.

On September 3, 2013, the Company issued a $32,500 convertible promissory note to Asher. The outstanding principal balance on this note is $32,500 as of December 31, 2013.

On October 7, 2013, the Company issued a $3,500 convertible note to AU Funding, LLC in exchange for the cancellation of accounts payable of $3,500. The outstanding principal balance on this note is $3,500 as of December 31, 2013.

On October 7, 2013, the Company issued a $5,000 convertible note to Corizona Mining Partners, LLC in exchange for the cancellation of $5,000 of accounts payable. The outstanding principal balance on this note is $5,000 as of December 31, 2013.

On October 18, 2013, the Company issued a $10,000 and $20,000 convertible note to Gel, under the same terms and conditions as the 2012 Gel Notes. During the year ended December 31, 2013, the Company issued 228,900,000 shares of common stock in satisfaction of $23,145 of these two notes. The outstanding principal balance on the notes is $6,855 as of December 31, 2013.

On November 19, 2013, the Company issued a $16,500 convertible note to Carebourn Capital L.P. The outstanding principal balance on this note is $16,500 as of December 31, 2013.

On November 22, 2013, the Company issued a $35,000 and $30,000 convertible note to Mr. Fong and Mr. Hollander, respectively, for the cancellation of accrued and unpaid fees. The outstanding principal balances of the notes are $35,000 and $30,000 respectively, as of December 31, 2013.

On December 31, 2013, the Company issued a $20,000 convertible note to Gel, under the same terms and conditions as the 2012 Gel Notes. The outstanding principal balance on this note is $20,000 as of December 31, 2013.

The Company has determined that the conversion features of the 2012 and 2013 Notes represent embedded derivatives since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the Notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion features must be bifurcated from the debt hosts and accounted for as derivative liabilities. Accordingly, the fair value of these derivative instruments have been recorded as liabilities on the consolidated balance sheet with the corresponding amounts recorded as a discounts to the Notes. Such discounts will be accreted from the date of issuance to the maturity dates of the Notes. The change in the fair value of the liabilities for derivative contracts will be recorded to other income or expenses in the consolidated statement of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet.

The embedded conversion features included in the 2012 Notes resulted in initial debt discounts of $479,858 and an initial loss on the valuation of derivative liabilities of $27,154 for an initial derivative liability balance of $507,012. During the year ended December 31, 2012, Asher converted $11,000 of the 2012 Notes and the Company reduced the derivative liability by $8,761 for the conversion. As of December 31, 2012, the Company revalued the balance of $468,857 of the 2012 Notes and based on their fair value of $489,408, adjusted the derivative liability balance by $8,845 for the 2012 Notes. During the year ended December 31, 2013, noteholders converted in the aggregate $338,088 of the 2012 Notes and the Company reduced the derivative liability by $318,814 for the conversions. As of December 31, 2013 the Company revalued the balance of $171,670 of the 2012 Notes and based on their fair value of $172,604, increased the derivative liability balance by $1,010 for the 2012 Notes.

The embedded conversion features included in the 2013 Notes resulted in an initial debt discount of $397,000 and an initial loss on the valuation of derivative liabilities of $27,132 for a derivative liability initial balance of $424,132. During the year ended December 31, 2013, noteholders converted in the aggregate $47,745 of the 2013 Notes and the Company reduced the derivative liability by $47,745 for the conversions. As of December 31, 2013 the Company revalued the balance of $349,255 of the 2013 Notes and based on their fair value of $363,260, decreased the derivative liability balance by $13,127 for the 2013 Notes.

The fair value of the 2012 and 2013 Notes as of their dates of issuance, settlement and in their entirety as of December 31, 2013 was calculated utilizing the following assumptions:

Issuance Date	Initial Term	Assumed Conversion Price at Issuance	Volatility Percentage	Risk-free Interest Rate
6/8/12	9 months	$0.0103	380%	0.09
6/25/12	9 months	$0.0066	341%	0.09
8/23/12	9 months	$0.05	295%	0.09
10/9/12	9 months	$0.0076	292%	0.16
10/17/12	12 months	$0.00435	295%	0.17
10/24/12	12 months	$0.00267	305%	0.18
10/29/12	12 months	$0.0025	306%	0.18
11/1/12	6 months	$0.003	297%	0.10
12/24/12	6 months	$0.00197	303%	0.12
3/14/13	9 months	$0.001978	338%	0.12
4/8/13	6 months	$0.0025	297%	0.10
4/26/13	12 months	$0.00165	308%	0.11
6/3/13	2 years	$0.0035	320%	0.13
6/6/13	9 months	$0.00305	338%	0.11
7/12/13	9 months	$0.0023	236%	0.12
8/9/13	9 months	$0.00125	238%	0.11
8/22/13	9 months	$0.0029	245%	0.13
9/3/13	9 months	$0.0004	236%	0.14
10/7/13	9 months	$0.00055	267%	0.10
10/18/13	9 months	$0.002	274%	0.14
11/19/13	9 months	$0.0002	292%	0.10
11/22/13	9 months	$0.00015	294%	0.10
12/31/13	1-8 months	$0.0001	327%	.02-.10

The inputs used to estimate the fair value of the derivative liabilities are considered to be level 2 inputs within the fair value hierarchy.

A summary of the derivative liabilities related to convertible notes as of December 31, 2012 and 2013 is as follows:

Fair Value	Derivative Liability Balance 12/31/11	Initial Derivative Liability	Redeemed convertible notes	Fair value change- year ended 12/31/12	Derivative Liability Balance 12/31/12
2011 Notes	$46,667	-	$(44,890)	$(1,777)	$ -
2012 Notes	-	$507,012	(8,761)	(8,845)	489,406
Total	$46,667	$507,012	$(53,651)	$(10,622)	$489,406

Fair Value	Derivative Liability Balance 12/31/12	Initial Derivative Liability	Redeemed convertible notes	Fair value change- year ended 12/31/13	Derivative Liability Balance 12/31/13
2012 Notes	$489,406	-	$(317,814)	$1,010	$172,602
2013 Notes	-	$424,132	(47,745)	(13,127)	363,260
Total	$489,406	$424,132*	$(365,559)	$(12,117)*	$535,862

* $68,032 included in the initial derivative liability is included in derivative liability expense of $55,913 for the year ended December 31, 2013.

A summary of debentures payable as of December 31, 2012 and December 31, 2013 is as follows:

	Balances 12/31/11	Issuance of new convertible notes	Amortization of discount on convertible Notes	Debenture conversions year ended 12/31/12	Balances 12/31/12
2011 Notes, face value	$ 25,000	$ -	$ -	$ (25,000)	$ -
2012 Notes, face value	-	479,858	-	(11,000)	468,858
Note discount	(6,297)	(479,858)	92,036	-	(394,119)
Total	$ 18,703	$ -	$ 92,036	$ (36,000)	$ 74,739

	Balances 12/31/12	Increase to face value due to default	Issuance of new convertible notes	Amortization of discount on convertible Notes	Debenture conversions year ended 12/31/13	Balances 12/31/13
2012 Notes, face value	$ 468,858	$40,900	$ -	$ -	$(338,088)	$ 171,670
2013 Notes, face value	-	-	397,000	-	(47,745)	349,255
Note discount	(394,119)	-	(397,000)	603,276	-	(187,843)
Total	$ 74,739	$40,900	$ -	$603,276	$(385,833)	$333,082

6.	Commitments and contingencies:

Litigation:

The Forest County Potawatomi Community (“FCPC”) has initiated an action against Chex, an inactive subsidiary of the Company, in the FCPC tribal court asserting that Chex breached a contract with FCPC during the 2002 to 2006 time period. Chex is inactive and did not defend this action. On October 1, 2009 a judgment was entered against Chex in the FCPC Tribal Court in the amount of $2,484,922. The Company has included $2,484,922 in litigation contingency on the consolidated balance sheets as of December 31, 2013 and 2012.

The Company is involved in various claims and legal actions arising in the ordinary course of business. The ultimate disposition of these matters may have a material adverse impact either individually or in the aggregate on future consolidated results of operations, financial position or cash flows of the Company.

Operating lease:

Effective January 1, 2012 the Company is utilizing space in an office leased through February 28, 2014, by a Company controlled by our former Acting President. Effective January 1, 2013 the monthly rent is approximately $1,066. The lease, as amended, expires in April 2014, and the Company has made arrangements to lease new space from the same company through March 31, 2015 for a monthly rent of $600.

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

Income tax expense for 2013 and 2012 is as follows:

	2013	2012
Current:
Federal	$-	$-
State	-	-

	-	-

Deferred:
Federal	241,000	272,000
State	26,000	30,000
Valuation allowance	(267,000)	(302,000)

	-	-

	$-	$-

The following is a summary of the Company’s deferred tax assets and liabilities at December 31, 2013 and 2012:

	2013	2012

Deferred tax assets - current:
Stock-based compensation and other	$874,000	$874,000
Net operating loss carry forwards	821,000	554,000
	1,695,000	1,428,000

Less valuation allowance	(1,695,000)	(1,428,000)

Net deferred tax assets	$-	$-

A reconciliation between the expected tax expense (benefit) and the effective tax rate for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012

Statutory federal income tax rate	(34%)	(34%)
State taxes, net of federal income tax	(4%)	(4%)
Effect of change in valuation allowance	(7%)	(21%)
Non deductible expenses and other	45%	59%

	0%	0%

As of December 31, 2013, the Company had a tax net operating loss carry forward of approximately $5,229,000. Any unused portion of this carry forward expires in 2029. Utilization of this loss may be limited in the event of an ownership change pursuant to IRS Section 382.

8. Stockholders’ deficit:

Common stock:

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

On March 19, 2013, Carbon exchanged 16,000,000 shares of common stock for the issuance of 266,667 shares of class B preferred stock. Pursuant to the terms and conditions of the preferred stock (see Preferred Stock below), the Company determined there was not any additional costs to be recognized.

On June 5, 2013, an affiliate exchanged 10,500,000 shares of common stock for the issuance of 175,000 shares of Class B preferred stock. Pursuant to the terms and conditions of the preferred stock (see Preferred Stock below), the Company determined there was not any additional costs to be recognized.

On August 6, 2013, Carbon exchanged 7,000,000 shares of common stock for the issuance of 116,666 shares of class B preferred stock. Pursuant to the terms and conditions of the preferred stock (see Preferred Stock below), the Company determined there was not any additional costs to be recognized.

On November 27, 2013, the Company issued 15,000,000 shares of common stock to Mr. Rodriquez and 15,000,000 shares of common stock to Mr. Slentz for marketing services.

During the year ended on December 31, 2013, the Company issued 1,057,202,553 shares of common stock upon the conversion of $385,833 of debentures payable and $9,549 of accrued and unpaid interest.

During the year ended on December 31, 2013, the Company issued 6,690,000 shares of common stock upon the conversion of $10,400 of notes payable.

Preferred stock

The Company is authorized to issue 5,000,000 shares of preferred stock. On October 19, 2012, the Board of Directors approved the filing of a Certificate of Designation (“COD”) establishing the designations, preferences, limitations and relative rights for 1,000,000 shares of the Company’s Class A Preferred Stock.

As of December 31, 2013 there are 819,000 shares of Class A preferred stock outstanding. The shares have been pledged as collateral by CCC (the sole holder of the shares) subsequently pledged the 819,000 shares of Class A Preferred stock they own as collateral in conjunction with the issuance of the $50,000 convertible note issued to Flux Carbon Starter Fund, LLC.

The COD for Class A Preferred stock states; each share of the Class A Preferred Stock shall be entitled to a number of votes determined at any time and from time to time determined as follows: any holder of Class A Preferred Stock can vote such shares as if converted based on the Conversion Rights in below. The Class A Preferred Stock shall have a right to vote on all matters presented or submitted to the Corporation’s stockholders for approval in pari passu with holders of the Corporation’s common stock, and not as a separate class. Each share of the Class A Preferred Stock shall automatically convert (the “Conversion”) into shares of the Corporation’s common stock at the moment there are sufficient authorized and unissued shares of common stock to allow for the Conversion. The number of shares of common stock to which a holder of Class A Preferred Stock shall be entitled upon a conversion shall equal the product obtained by (a) multiplying the number of fully diluted common shares by twenty five hundredths (0.25), then (b) multiplying the result by a fraction, the numerator of which will be the number of shares of Class A Preferred stock being converted and the denominator of which will be the number of authorized shares of Class A Preferred stock. As of December 31, 2012 and 2013 there are 819,000 shares of Class A Preferred stock outstanding.

On December 14, 2012, Board of Directors approved the filing of a COD establishing the designations, preferences, limitations and relative rights of the Company’s Class B Preferred Stock. The COD allows the Board of Directors in its sole discretion to issue up to 2,000,000 shares of Class B Preferred Stock. The COD for Class B Preferred stock states; each share of the Class B Preferred Stock shall be entitled to a number of votes determined at any time and from time to time determined as follows: any holder of Class B Preferred Stock can vote such shares as if converted based on the Conversion Rights in below. The Class B Preferred Stock shall have a right to vote on all matters presented or submitted to the Corporation’s stockholders for approval in pari passu with holders of the Corporation’s common stock, and not as a separate class. Each share of the Class B Preferred Stock shall automatically convert (the “Conversion”) into shares of the Corporation’s common stock at the moment there are sufficient authorized and unissued shares of common stock to allow for the Conversion. The Class B Preferred Stock will convert in their entirety, simultaneously to equal the amount of shares of common stock resulting from the amount of series B Preferred Stock outstanding multiplied by sixty (60). The Conversion shares will be issued pro rata so that each holder of the Class B Preferred Stock will receive the appropriate number of shares of common stock equal to their percentage ownership of their Class B Preferred Stock. As of December 31, 2012 and 2013 there are 297,667 and 1,791,667, respectively, shares of Class B Preferred stock outstanding.

In October 2012 1,000,000 shares of Class A Preferred Stock Shares were issued to CCC in exchange for their cancellation of 60,000,000 shares of common stock. Pursuant to the terms and conditions of the preferred stock, the Company determined there were not any additional costs to be recognized.

On December 14, 2012, the Company issued 181,000 shares of Class B Preferred stock to CCC, in exchange for CCC cancelling 181,000 shares of Class A Preferred Stock. Pursuant to the terms and conditions of the preferred stock, the Company determined there were not any additional costs to be recognized.

Also on December 14, 2012 the Company issued 116,667 shares of Class B Preferred stock in exchange for the CCC cancelling 7,000,000 shares of common stock. Pursuant to the terms and conditions of the preferred stock, the Company determined there were not any additional costs to be recognized.

On March 19, 2013 Carbon exchanged 16,000,000 shares of common stock for the issuance of 266,667 shares of class B preferred stock. Pursuant to the terms and conditions of the preferred stock, the Company determined there were not any additional costs to be recognized.

On April 29, 2013 the Company issued 935,666 shares of Class B preferred stock to Carbon to replace the 819,000 Series A preferred stock they pledged as collateral to Flux. Pursuant to the terms and conditions of the preferred stock, the Company determined there were not any additional costs to be recognized.

On June 5, 2013, the Company issued 175,000 shares of Class B preferred stock in exchange for the cancellation and return to treasury of 10,500,000 shares of common stock from a related party. Pursuant to the terms and conditions of the preferred stock, the Company determined there were not any additional costs to be recognized.

On August 6, 2013, Carbon exchanged 7,000,000 shares of common stock for the issuance of 116,667 shares of class B preferred stock. Pursuant to the terms and conditions of the preferred stock, the Company determined there were not any additional costs to be recognized.

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

There were no options granted during the years ended December 31, 2013 and 2012.

All options outstanding at December 31, 2013 are fully vested and exercisable. A summary of outstanding balances at December 31, 2012 and 2013 is as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Options	exercise price	Remaining contractual life	Value
Outstanding at December 31, 2012	990,000	$0.34	2.98	$0

Outstanding at December 31, 2013	990,000	$0.34	1.98	$0

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

10. Related party transactions:

Management and director fees:

During the years ended December 31, 2012 and 2013 the Company accrued expenses of $71,025 and $60,000, respectively, for the services of Mr. Barry Hollander as our Acting President (resigned January 22, 2014). Mr. Hollander received $38,425 and $42,950 in cash payments for the years ended December 31, 2012 and 2013, respectively. In November 2013, the Company issued a convertible promissory note to Mr. Hollander in payment of $30,000 of accrued and unpaid fees. As of December 31, 2013, Mr. Hollander is owed $2,050 for these services, included in accrued expenses on the balance sheet.

For the years ended December 31, 2012 and 2013, the Company accrued expenses of $21,250 and $60,000, respectively, for our Chairman, Mr. Fong’s services. Mr. Fong received $14,500 in cash payments for the year ended December 31, 2013. In November 2013, the Company issued a convertible promissory note to Mr. Fong in payment of $35,000 of accrued and unpaid fees. As of December 31, 2013, Mr. Fong is owed $25,500 for these services, included in accrued expenses on the balance sheet.

Acquisition of Carbon Capture:

On May 25, 2012, the Company’s newly formed subsidiary ATD acquired Carbon Capture USA (“Carbon”) from Carbon Capture Corporation, a Colorado corporation ("CCC"). CCC is privately held by Mr. Henry Fong, a director of the Company and is the control person of CCC. Pursuant to the Agreement, ATD acquired from CCC all of the issued and outstanding common stock of Carbon in exchange for ninety million (90,000,000) newly issued unregistered shares of the Company’s common stock. As of December 31, 2013, Carbon has exchanged the 90,000,000 shares of common stock for 1,500,000 shares of Class B preferred stock. The Class B preferred stock automatically converts to 90,000,000 shares of common stock whenever there are sufficient shares of common stock to allow for the conversion. Pursuant to the terms and conditions of the preferred stock, the Company determined there were not any additional costs to be recognized.

Notes payable:

As disclosed in Note 5, the Company has issued notes payable to various related parties. The balances of December 31, 2012 and 2013, and the activity for the years ended December 31, 2102 and 2013 follows:

Noteholder	Balance 1/1/13	Additions	Payments	Sold	Balance 12/31/13
Gulfstream Financial Partners (1)	$25,900	$3,000	$27,150	$—	$1,750
HPI Partners (1)	169,725	—	—	25,000	144,725
AFPW (1)	102,603	1,900	97,550	—	6,953
Henry Fong (2)	17,538	300	15,750	—	2,088
HF Services (1)	4,150	—	—	—	4,150
Barry Hollander (2)	2,775	—	—	—	2,775
SurgLine Int’l (1)	10,672	—	—	—	10,672
Total	$333,363	$5,200	$140,450	$25,000	$173,113

All of the notes are due on demand and have interest rates of 8% to 10% per annum.

(1)	Mr. Henry Fong, an officer and director of the Company, is also an officer, director or control person of these entities.

(2)	An officer or director of the Company.

Preferred stock:

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

11. Subsequent events:

Between January 1, 2014 and March 31, 2014, the Company issued 2,468,821,039 shares of common stock upon the conversion of $340,597 debentures payable and $22,934 of accrued and unpaid interest. The shares were issued at approximately $0.00015 per share.

Between January 1, 2014 and April 4, 2014, the Company issued new convertible notes for in the aggregate $411,000 and has received proceeds of $390,000.

Effective January 21, 2014, the Board of Directors of the Company approved the issuance of 1,000 shares of Class C Preferred Stock (as defined and described below) (the “Class C Preferred Stock Shares”) to Mr. Fong or his assigns in consideration for services rendered to the Company and continuing to work for the Company without receiving significant payment for services and without the Company having the ability to issue shares of common stock as the Company does not have sufficient authorized but unissued shares of common stock to allow for any such issuances.

As a result of the issuance of the Class C Preferred Stock Shares to Mr. Fong, or his assigns and the Super Majority Voting Rights (described below), Mr. Fong obtained voting rights over the Company’s outstanding voting stock which provides him the right to vote up to 51% of the total voting shares able to vote on any and all shareholder matters.  As a result, Mr. Fong will exercise majority control in determining the outcome of all corporate transactions or other matters, including the election of Directors, mergers, consolidations, the sale of all or substantially all of the Company’s assets, and also the power to prevent or cause a change in control. The interests of Mr. Fong may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.  Additionally, it may be impossible for shareholders to remove Mr. Fong as an officer or Director of the Company due to the Super Majority Voting Rights.

On January 21, 2014, the Company formed Cannabis Angel, Inc. (“CA”) as a wholly-owned subsidiary. CA was formed to assist and provide angel funding, business development and consulting services to Cannabis related projects and ancillary ventures. CA has entered into the following agreements:

  On January 28, 2014, CA entered into a one year Consulting Agreement with Singlepoint, Inc. (“Singlepoint”) (the “Singlepoint Agreement”). The Singlepoint Agreement automatically renews for succeeding one year periods, provided, that the CA can terminate the Singlepoint Agreement at any time during the initial one term or thereafter by giving Singlepoint not less than five (5) days notice to terminate. CA is to provide consulting services including strategy and business planning, marketing and sales support, define and support for product offerings, acquisition strategy and funding strategy.

  On February 7, 2014, CA entered into a one year consulting agreement with Colorado Cannabis Business Solutions, Inc (“CCBS”). CA is to provide consulting services to CCBS relating to business opportunities, corporate finance activities and general business development, in exchange for 9.9% ownership in CCBS.

  On February 18, 2014, CA entered into a month to month consulting agreement Halfar Consulting GmbH (“Halfar”). Halfar will consult with CA regarding corporate services including identifying and assisting CA with due diligence on potential European business partners engaged in cannabis related businesses. CA has agreed to compensate Halfar $12,000 for these services.

  On March 5, 2014, CA entered into a five (5) year Strategic Alliance Agreement (“SAA”) with Worldwide Marijuana Investments, Inc. (“Worldwide”). Pursuant to the SAA, Worldwide and CA have agreed to market and perform certain complementary business consulting services. The SAA automatically renews for successive one year terms, unless either party gives written notice of termination at least thirty (30) days prior to any expiration. The SAA can also be terminated by mutual agreement, or at any time by sixty (60) day written notice from either party.

On February 17, 2014, the Company and CA entered into a consulting agreement with Merchant Business Solutions, Inc. (“MBS”). CA will provide consulting services to MBS regarding seeking potential business opportunities, financial opportunities, and general business development in exchange for 49% of Cannabis Merchant Financial Solutions, Inc. a new subsidiary of MBS.

On February 25, 2014, the Company and CA entered into an Asset Purchase Agreement (the “APA”) with Green Information Systems, Inc. (“GIS”). Pursuant to the APA the Company and CA will acquire from GIS certain domain names and trade names, including www.greenenergytv.com. The closing of the APA has not yet occurred.

Also on February 25, 2014, the Company entered into a six (6) month agreement with Aeson Ventures, LLC. Pursuant to the agreement Aeson will develop an online marketing service and redevelop and thereafter maintain Company websites. The Company compensated Aeson $4,500 upon signing the agreement and has agreed to a monthly fee of $2,250 thereafter. Additionally, Aeson will receive 20,000,000 shares of Company common stock, upon the completion of the six month agreement. After the initial six month term, the agreement becomes a month to month employment agreement, which either party can terminate with written notice to the other.

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

Date: April 15, 2014	FASTFUNDS FINANCIAL CORPORATION (Registrant)
By /S/ HENRY FONG

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 15, 2014	/S/ HENRY FONG
Henry Fong, Director