Form 10-Q
period 2014-03-31
FASTFUNDS FINANCIAL CORP
filed 2014-05-20
CIK 779956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2014

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐No

Indicate by check mark whether the Registrant has submitted electronically and posted on it corporate web site, if any, every Interactive data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). ☑ Yes ☐No

Indicate by a check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b.2 of the Exchange Act). ☐Yes ☑ No

Number of shares of common stock outstanding at May 15, 2014: 4,090,188,748

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

THREE MONTHS ENDED MARCH 31, 2014 and 2013

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Page
Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets at March 31, 2014 (Unaudited) and December 31, 2013	2

Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (Unaudited)	4

Notes to Condensed Consolidated Financial Statements (Unaudited)	F5–F23

Item 2. Management’s Discussion and Analysis	24-27

Item 3. Quantitative and Qualitative Disclosures about Market Risks	27

Item 4. Controls and Procedures	27

Part II. Other Information

Item 1. Legal Proceedings	28

Item 1A. Risk Factors	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3. Defaults Upon Senior Securities	28

Item 4. Mine Safety Disclosures	28

Item 5. Other Information	28

Item 6. Exhibits	28

Signatures	29

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$192,469	$2,057
Accounts receivable	46,426	51,551
Notes receivable (Note 3)	65,000	-
Deferred financing costs	8,949	4,409
Other current assets	1,276	1,143

Total current assets	314,120	59,160

Other assets	700	200
Long term investments (Note 4)	89,575	89,575

Total other assets	90,275	89,775

Total assets	$404,395	$148,935

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$721,976	$724,387
License fee payable	250,000	250,000
Due to related party	75,000	75,000
Accrued expenses, including related parties $56,083 (2014) and $101,419 (2013) (Note 5)	3,351,998	3,481,723
Convertible promissory notes (Note 6), including related parties
of $157,322 (2014) and $173,113 (2013)	2,262,141	2,282,932
Litigation contingency (Note 7)	2,484,922	2,484,922
Convertible debentures payable, net	376,842	333,082
Derivative liabilities (Note 6)	742,992	535,862

Total current liabilities	10,265,871	10,167,908

Commitments and contingencies (Notes 5, 7,and 9)

Stockholders' deficit (Note 9):
Preferred stock, $.001 par value; 5,000,000 shares authorized;
Class A preferred stock, $0.001 par value; 1,000,000 shares authorized; 819,000 shares issued and outstanding	819	819
Class B preferred stock, $0.001 par value; 2,000,000 shares authorized; 1,791,667
shares issued and outstanding	1,792	1,792
Class C preferred stock, $0.001 par value; 1,000 shares authorized; 1,000 shares
issued and outstanding (2014)	1	-
Common stock, $0.001 par value; 6,000,000,000 shares authorized; 3,961,158,621 (2014) and 1,192,337,212 (2013) shares issued and outstanding	3,961,159	1,192,338
Additional paid-in capital	11,435,130	13,340,216
Treasury stock, 30,000,000 shares	-	-
Accumulated deficit	(25,317,995)	(24,611,757)

Total company stockholders' deficit	(9,919,094)	(10,076,592)
Less noncontrolling interest	57,619	57,619
Total deficit	(9,861,476)	(10,018,973)

Total liabilities and stockholders' deficit	$404,395	$148,935

See notes to condensed consolidated financial statements.

2

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	(Unaudited)

	2014	2013

Fee revenue, net	$7,039	$8,071

Operating expenses:
Processing fees	6,351	6,829
Returned checks (collected)	(300)	(155)
Other	404	392

Total operating expenses	6,455	7,066

Gross profit	584	1,005

Selling, general and administrative	179,325	43,512
Loss from operations	(178,741)	(42,507)

Other income (expense):
Interest expense	(481,799)	(206,073)
Derivative liability (expense) income	(46,036)	4,541
Total other expense	(527,835)	(201,532)

Net loss	$(706,576)	$(244,039)

Net loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic and diluted	3,062,212,215	130,778,708

See notes to condensed consolidated financial statements.

3

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	(Unaudited)

	2014	2013
Cash flows from operating activities:
Net loss	$(706,576)	$(244,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of preferred stock as compensation	106,673	-
Amortization of discount on convertible notes	359,357	78,169
Initial derivative liability expense on convertible debentures	19,885	2,298
Change of fair value in derivative liabilities	26,151	(6,839)
Amortization of deferred financing costs	5,293	6,983
Decrease (increase) in assets:
Accounts receivable	5,125	(9,792)
Prepaid assets	(133)	-
Increase (decrease) in liabilities
Accounts payable	(2,408)	7,200
Accrued expenses	110,336	138,120

Net cash used in operating activities	(76,297)	(27,900)

Cash flows from investing activities:
Payment on issuance of note receivable	(25,000)	-
Payment of security deposit	(500)	-
Net cash used in investing activities	(25,500)	-

Cash flows from financing activities:
Borrowings on convertible notes	322,500	46,000
Borrowings on notes and loans payable, related	5,000	1,400
Borrowings on notes and loans payable, other	-	10,700
Repayments on notes and loans payable, related	(20,791)	(25,250)
Repayments on notes and loans payable, other	(5,000)	-
Payment of deferred financing costs	(9,500)	(4,600)
Net cash provided by financing activities	292,209	28,250

Net increase in cash and cash equivalents	190,412	350
Cash and cash equivalents, beginning	2,057	218

Cash and cash equivalents, ending	$192,469	$568

Supplemental disclosure of cash flow information:

Cash paid for interest	$4,856	$-

Cash paid for income taxes	$-	$-

Schedule of Non-Cash Financing Activities:

Conversion of convertible notes to common stock	$-	$8,200

Reclass of derivative liability to equity upon conversion of convertible debt	$378,531	$18,243

Conversion of convertible debentures to common stock	$378,531	$18,300

See notes to condensed consolidated financial statements.

4

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

Effective January 21, 2014, the Board of Directors of the Company approved the issuance of 1,000 shares of Class C Preferred Stock (as defined and described below) (the “Class C Preferred Stock Shares”) to Mr. Henry Fong, the Company’s sole officer and Director, or his assigns in consideration for services rendered to the Company and continuing to work for the Company without receiving significant payment for services and without the Company having the ability to issue shares of common stock as the Company does not have sufficient authorized but unissued shares of common stock to allow for any such issuances.

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

On October 7, 2013, the Company formed Financiera Moderna (“FM”), as a wholly-owned subsidiary to develop and market financial products and services target for the Hispanic community. The spectrum of financial products to be offered includes insurance, secured credit cards, debit cards, mortgage products and financial literacy tools.

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

On March 5, 2013, the Company and its’ wholly owned subsidiary NET LIFE Processing Inc., (“NET LIFE”) entered into an Agreement Concerning the Exchange of Securities (the “Agreement”) with Net Life Financial Processing Trust (“Net Life Trust”) and the Trustee of Net Life Trust pursuant to which NET LIFE was to acquire the exclusive mortgage servicing rights (the “Rights”) from Net Life Trust. Net Life Trust holds the exclusive mortgage servicing rights from Net Life Financial Holdings Trust.

The closing of the transaction contemplated by the Agreement (the “Closing”) was subject to the satisfaction or waiver of customary closing conditions, including that the representations and warranties given by the Parties are materially true and correct as of the Closing, and the exchanging and approval by each party of the other party’s schedules and exhibits. The Company has concluded its’ due diligence, the closing conditions have not been met and at this time, the Company is no longer considering closing.

On January 21, 2014, the Company formed Cannabis Angel, Inc. (“CA”) as a wholly-owned subsidiary. CA was formed to assist and provide angel funding, business development and consulting services to Cannabis related projects and ancillary ventures. CA has entered into the following agreements:

  On January 28, 2014, CA entered into a one year Consulting Agreement with Singlepoint, Inc. (“Singlepoint”) (the “Singlepoint Agreement”). The Singlepoint Agreement automatically renews for succeeding one year periods, provided, that the CA can terminate the Singlepoint Agreement at any time during the initial one year term or thereafter by giving Singlepoint not less than five (5) days notice to terminate. CA is to provide consulting services including strategy and business planning, marketing and sales support, define and support for product offerings, acquisition strategy and funding strategy.

  On February 7, 2014, CA entered into a one year consulting agreement with Colorado Cannabis Business Solutions, Inc (“CCBS”). CA is to provide consulting services to CCBS relating to business opportunities, corporate finance activities and general business development, in exchange for 9.9% ownership in CCBS.

  On February 18, 2014, CA entered into a month to month consulting agreement with Halfar Consulting GmbH (“Halfar”). Halfar will consult with CA regarding corporate services including identifying and assisting CA with due diligence on potential European business partners engaged in cannabis related businesses. CA has agreed to compensate Halfar $12,000 for these services.

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

To date, none of the business activities have generated any revenue.

Going concern and management’s plans:

In the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. The Company’s interim financial statements for the three months ended March 31, 2014 and 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $706,576 for the three months ended March 31, 2014, and has a working capital deficit of $9,951,751 and accumulated deficit of $25,317,955 as of March 31, 2014. Moreover, the Company presently has no significant ongoing business operations or sources of revenue and has little resources with which to obtain or develop new operations.

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

2. Summary of significant accounting policies:

Basis of presentation and principles of consolidation:

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (SEC) on April 15, 2014. Interim results of operations for the three months ended March 31, 2014 are not necessarily indicative of future results for the full year. Certain amounts from the 2013 period have been reclassified to conform to the presentation used in the current period.

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

Loss per share:

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants, and common stock underlying convertible promissory notes are not considered in the calculations for the three month periods ended March 31, 2014 and 2013, as the impact of the potential common shares, which total 940,929,733 (2014) and 139,402,442 (2013), would be antidilutive.

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

There were no options granted during the three months ended March 31, 2014 and 2013.

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

3. Notes receivable:

On February 20, 2014, LG Capital Funding, LLC (“LG”) issued a $40,000 collateralized secured promissory note to the Company. The note bears interest at the rate of 8% and is due no later than November 20, 2014, unless the Company does not meet the current information requirements required under Rule 144 of the Securities Act of 1933, as amended.

On March 19, 2014, the Company advanced $25,000 to Worldwide Marijuana Investments, Inc. (“WMI”) in exchange for a $25,000 promissory note. Interest of 12% per annum is payable in monthly installments, along with a monthly principal amount of $500 beginning April 1, 2014 for twelve months, at which time the remaining principal amount and interest will be due in full.

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

5. Accrued liabilities:

Accrued liabilities at March 31, 2014 and December 31, 2013 were $3,351,998 and $3,481,723, respectively, and were comprised of:

	2014	2013

Legal fees	$23,594	$215,218
Interest	2,986,142	2,896,763
Consultants and advisors	139,524	166,600
Registration rights	98,013	98,013
Other	104,725	105,119

	$3,351,998	$3,481,723

6. Promissory notes, including related parties and debenture payable:

Promissory notes, including related parties at March 31, 2014 and December 31, 2013, consist of the following:

F-12

	2014	2013

Promissory notes payable:

Various, including related parties of $157,322 (2014) and $173,113 (2013); interest rate ranging from 8% to 10% [A]	$171,422	$192,213

Notes payable; interest rates ranging from 9% to 15%; interest payable quarterly; the notes are unsecured, matured on February 28, 2008; currently in default and past due [B]	2,090,719	2,090,719

	$2,262,141	$2,282,932

. [A] Pursuant to a November 4, 2011 Board of director resolution, these notes are convertible at conversion rates, determined at the discretion of the board of directors. During the three months ended March 31, 2014 the Company issued notes of $5,000 (all to related parties) and made payments of $25,791 (including $20,791 to related parties).

[B]	These notes payable (the “Promissory Notes”) originally became due on February 28, 2007. The Company renewed $283,000 of the Promissory Notes on the same terms and conditions as previously existed. In April 2007 the Company, through a financial advisor, restructured $1,825,000 of the Promissory Notes (the “Restructured Notes”). The Company has accrued an expense of $36,500 to compensate the financial advisor 2% of the Restructured Notes as well as having issued 150,000 shares of common stock to the financial advisor. The Restructured Notes carry a stated interest rate of 15% (a default rate of 20%) and matured on February 28, 2008. The Company has not paid the interest due since June 2007, and no principal payments on the Promissory Notes have been made since 2008 and accordingly, they are in default. Accrued interest on these notes total $2,909,686 and is included in accrued expenses on the consolidated balance sheets.

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

In January 2008, the Company and the three guarantors received a complaint filed by the financial advisor (acting as agent for the holders of the Restructured Notes) and the holders of the Restructured Notes. The claim is seeking $1,946,250 plus per diem interest beginning January 22, 2008 at the rate of twenty percent (20%) per annum plus $37,000 due the financial advisor for unpaid fees. The court has ruled in favor of a motion for summary judgment filed by certain of the plaintiffs and a judgment was entered on August 18, 2009 in the total amount of $2,484,922 in principal and interest on the notes, $40,920 in related claims and $124,972 in attorney’s fees and expenses. The Company is not aware of any payments being made by any of the guarantors and accordingly, the Company includes these liabilities on the March 31, 2014 and December 31, 2013 balance sheets promissory notes payable and accrued expenses.

Debenture payable:

2012 Notes

On October 9, 2012, the Company issued a $5,000 convertible promissory note to Carebourn Capital LP (“Carebourn”). The Carebourn note was due on demand, bears interest at 8% per annum and had a conversion feature similar to the 2013 Asher Notes (defined below). During the three months ended March 31, 2014, the Company issued 4,849,217 shares of common stock upon conversion of the note and $696 of accrued and unpaid interest. No amounts remain open as of March 31, 2014.

On October 17, 2012, the Company issued a $25,000 convertible promissory note to Continental Equities, LLC (“Continental”). On March 26, 2013, Carebourn acquired the Continental note from Continental. During the year ended December 31, 2013, the Company issued 18,737,288 shares of common stock to Carebourn Partners, LLC. (“Carebourn Partners”) and Carebourn Partners’ assignee upon the conversion of the acquired Continental note. During the three months ended March 31, 2014, the Company issued 5,414,365 shares of common stock for $3,411 of accrued and unpaid interest. No amounts remain open as of March 31, 2014.

On October 24 and 29, 2012, the Company issued convertible promissory notes of $9,000 and $16,000 (“the 2012 Gel Notes”) respectively, to GEL Properties, LLC (“Gel”) The conversion price for the 2012 Gel Notes was equal to 50% of the lowest closing bid price of the Common Stock as reported on the exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future with a floor of $0.0001 per share, for any of the five trading days including the day upon which a Notice of Conversion is received by the Company. If the shares had not been delivered within 3 business days, the Notice of Conversion may be rescinded. Accrued but unpaid interest were also subject to conversion. No fractional shares or scrip representing fractions of shares were to be issued on conversion, but the number of shares issuable were to be rounded to the nearest whole share. Also in October 2012, the Company issued four (4) additional notes to Gel in the aggregate, as amended, $85,000, and Gel issued the Company four secured promissory notes, one for $25,000 and three each in the amount of $20,000, initially due June 21, 2013. Gel funded $65,000 of the notes to the Company during the year ended December 31, 2013, and the remaining $20,000 was funded on January 28, 2014. During the year ended December 31, 2013, the Company issued 288,467,551 shares of common stock in satisfaction of $63,145 of the Gel 2012 Notes. As of December 31, 2013, the Company had $26,855 of principal amounts outstanding to Gel. During the three months ended March 31, 2014, the Company issued 314,508,480 shares of common stock in satisfaction of $46,855 of the 2012 Gel Notes. No amounts remain open of the 2012 Gel Notes as of March 31, 2014.

On November 1, 2012, the Company issued a convertible promissory note to David Schaper (“Schaper”) in the amount of $269,858 in exchange for previously accrued legal fees. The note bears interest at 8% per annum and is convertible at a conversion price for each share of common stock equal to 50% of the average of the lowest three trading prices (as defined in the note agreements) per share of the Company’s common stock for the ten trading days immediately preceding the date of conversion. During the year ended December 31, 2013, the Company issued 419,203,501 shares of common stock upon the conversion of $103,188 of the Note. As of December 31, 2013, the balance of the note was $166,670. During the three months ended March 31, 2014, the Company issued 1,195,075,049 shares of common stock upon the conversion of $125,842 of the Note. As of March 31, 2014, the balance of the note is $40,828.

2013 Notes

On March 14, 2013 the Company issued a convertible promissory note for $46,000 to an accredited investor (the “March 2013 Note”). The March 2013 Note, was due eight months from issuance and bears an interest rate of 8% per annum, and in the case of an event of default increases to 12% per annum (“the Default Rate”). The conversion feature of the 2013 Note is a 50% discount to the average of the three lowest day closing bid prices for the ten trading days prior to conversion. The March 2013 Note matured November 14, 2013, is in default, and the Default Rate was effective at that date. During the three months ended March 31, 2014, the Company issued 78,000,000 shares of common stock upon conversion of $3,900 of the note. The balance of the March 2013 Note is $42,100 as of March 31, 2014.

The following notes issued in 2013, bear interest at 8% per annum and other than as described below are convertible at a conversion price for each share of common stock equal to 50% of the average of the lowest three trading prices (as defined in the note agreements) per share of the Company’s common stock for the ten trading days immediately preceding the date of conversion. The notes issued in 2013 are referred to as the 2013 Notes.

On April 8, 2013, the Company issued a convertible promissory note to Schaper for $5,000. During the three months ended March 31, 2014, the Company issued 100,000,000 shares of common stock upon the conversion of the note. No amounts remain open as March 31, 2014.

On April 26, 2013, the Company issued a convertible promissory note for $50,000 to an unaffiliated accredited investor. During the three months ended March 31, 2014, the Company issued 167,359,375 shares of common stock upon the conversion of the note and $3,555 of accrued and unpaid interest. No amounts remain open as of March 31, 2014.

On June 6, 2013 ($12,000), July 12, 2013 ($12,500) and August 9, 2013 ($6,250) the Company issued convertible promissory notes to Carebourn Partners. During the three months ended March 31, 2014, the Company issued 86,757,922 shares of common stock upon the conversion of these notes and $1,024 of accrued and unpaid interest. No amounts remain open as of March 31, 2014.

On August 9, 2013, the Company issued a $6,250 note to Linrick Industries, LLC. During the three months ended March 31, 2014, the Company issued 10,268,561 shares of common stock upon the conversion of the note and $250 of accrued and unpaid interest in full satisfaction of this note.

On August 22, 2013, the Company issued a $6,000 convertible promissory note to Schaper. During the three months ended March 31, 2014, the Company issued 40,000,000 shares of common stock upon conversion of $4,000 of this note. The outstanding principal balance on this note is $2,000 as of March 31, 2014.

On September 3, 2013 ($32,500) and October 17, 2013 ($37,500), the Company issued convertible promissory notes to Asher Enterprises, Inc. (“Asher” and “2013 Asher Notes”). Among other terms the 2013 Asher Notes are due nine months from their issuance date, bear interest at 8% per annum, are payable in cash or shares at the Conversion Price as defined herewith, and are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 50% of the average of the lowest three trading prices (as defined in the note agreements) per share of the Company’s common stock for the ten trading days immediately preceding the date of conversion. Upon the occurrence of an event of default, as defined in the Note, the Company is required to pay interest at 22% per annum and the holders may at their option declare the 2013 Notes, together with accrued and unpaid interest, to be immediately due and payable. In addition, the 2013 Notes provide for adjustments for dividends payable other than in shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company. During the three months ended March 31, 2014, the Company issued 49,682,540 shares of common stock upon conversion of the $32,500 note and $1,300 of accrued and unpaid interest. The outstanding principal balance on the October note is $37,500 as of March 31, 2014.

On October 7, 2013, the Company issued a $3,500 convertible note to AU Funding, LLC in exchange for the cancellation of accounts payable of $3,500. During the three months ended March 31, 2014, the Company issued 75,676,800 shares of common stock upon the conversion of the note and $284 of accrued and unpaid interest in full satisfaction of this note.

On October 7, 2013, the Company issued a $5,000 convertible note to Corizona Mining Partners, LLC in exchange for the cancellation of $5,000 of accounts payable. During the three months ended March 31, 2014, the Company issued 100,000,000 upon conversion of the note. There are no amounts open on this note as of March 31, 2014.

On October 18, 2013, the Company issued four (4) convertible notes each in the amount of $25,000 to Gel (the 2013 Gel Notes). The conversion price for the 2013 Gel Notes is equal to 50% of the lowest closing bid price of the Common Stock as reported on the exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future with a floor of $0.0001 per share, for any of the five trading days including the day upon which a Notice of Conversion is received by the Company. If the shares have not been delivered within 3 business days, the Notice of Conversion may be rescinded. Accrued but unpaid interest shall be subject to conversion. No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded to the nearest whole share. Also on October 18, 2014, Gel issued the Company four secured promissory notes, each in the amount of $25,000, due April 21, 2014. The Company received the $100,000 on March 6, 2014. As of March 31, 2014, the four convertible promissory notes in the aggregate of $100,000 of principal amount owed Gel was outstanding.

On November 19, 2013, the Company issued a $16,500 convertible note to Carebourn Capital L.P. The outstanding principal balance on this note is $16,500 as of March 31, 2014.

On November 22, 2013, the Company issued a $35,000 (the Fong Note) and $30,000 (the Hollander Note) convertible note to Mr. Fong and Mr. Hollander, respectively, for the cancellation of accrued and unpaid fees. During the three months ended March 31, 2014, the Company issued 230,000,000 shares of common stock in satisfaction of $22,000 of the Hollander note. The outstanding principal balances of the Fong and Hollander notes as of March 31, 2014 are $35,000 and $8,000 respectively.

2014 Notes

On January 28, 2014, the Company issued a convertible promissory note to Mr. Fong for $25,500 in satisfaction of accrued and unpaid fees due Mr. Fong. Also on January 28, 2014, the Company entered into a Debt Settlement and Release Agreement (the “DSR”) with Mr. Fong, Mary Virginia Knight (“Knight”) or Knight assigns. Pursuant to the DSR, the Company has issued 300,000,000 shares of common stock to the Knight assign, in cancellation and satisfaction of $15,000 of the convertible note due Mr. Fong.

On February 10, 2014, the Company issued two (2) convertible promissory notes in the amounts of $95,814 and $95,813 in exchange for previously accrued legal fees. The notes bear interest at 8% per annum and are convertible at a conversion price for each share of common stock equal to 50% of the average of the lowest three trading prices (as defined in the note agreements) per share of the Company’s common stock for the ten trading days immediately preceding the date of conversion. As of March 31, 2014, the balances of the notes are outstanding.

On February 20, 2014, the Company issued two (2) convertible promissory notes, each in the amount of $40,000 to LG Capital (“LG”). The Company received $38,000 after debt issuance costs of $2,000 and a $40,000 secured promissory note. The debt issuance costs will be amortized over the earlier of the twelve month term of the Note or any redemptions and accordingly $389 has been expensed as debt issuance costs (included in interest expense) for the three months ended March 31, 2014. The balance of this note is $40,000 as of March 31, 2014.

On March 3, 2014, the Company issued a $52,500 convertible promissory note to Carebourn Capital. The note is due on demand, bears interest at 8% and is convertible at a 50% discount of the average of the three lowest days closing prices for the ten (10) days preceding conversion. The conversion price cannot exceed 250% of the market price as of the date of the executed term sheet by the parties. The Company received $50,000 after debt issuance costs of $2,500 which will be amortized over the six month term of the Note or any redemptions and accordingly $375 has been expensed as debt issuance costs (included in interest expense) for the three months ended March 31, 2014. The balance of this note is $52,500 as of March 31, 2014.

On March 6, 2014 the Company issued a $50,000 convertible promissory note to Gel, under the same terms and conditions as the 2012 Gel Notes. The note is outstanding as of March 31, 2014.

The Company has determined that the conversion features of the 2012, 2013 and 2014 Notes represent embedded derivatives since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the Notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion features must be bifurcated from the debt hosts and accounted for as derivative liabilities. Accordingly, the fair value of these derivative instruments have been recorded as liabilities on the consolidated balance sheet with the corresponding amounts recorded as a discounts to the Notes. Such discounts will be accreted from the date of issuance to the maturity dates of the Notes. The change in the fair value of the liabilities for derivative contracts will be recorded to other income or expenses in the consolidated statement of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet.

The fair value of the conversion features embedded in the 2014 Notes as of their dates of issuance and in their entirety as of March 31, 2014 was determined to approximate their fair intrinsic value due to the terms of conversion.

The inputs used to estimate the fair value of the derivative liabilities are considered to be level 1 inputs within the fair value hierarchy.

A summary of the derivative liabilities related to convertible notes as of December 31, 2013 and March 31, 2014 is as follows:

Fair Value	Derivative Liability Balance 1/1/14	Initial Derivative Liability	Redeemed convertible notes	Fair value change- three months ended 3/31/14	Derivative Liability Balance 3/31/14
2012 Notes	$172,602	-	$(120,982)	-	$51,620
2013 Notes	$363,260	-	(195,800)	-	167,460
2014 Notes	-	$559,512	(35,600)	-	523,912
Total	$535,862	$559,512*	$(352,382)		$742,992

* $19,885 of the initial derivative liability, equal to the excess of the liabilities over the face value of the related notes is included in derivative liability expense of $46,036 for the three months ended March 31, 2014.

A summary of debentures payable as of December 31, 2013 and March 31, 2014 is as follows:

Face Value	Balances 1/1/14	Issuance of new convertible notes	Amortization of discount on convertible Notes	Debenture conversions three months ended 3/31/14	Balances 3/31/14
2012 Notes	$171,670	-	-	$(130,842)	$40,828
2013 Notes	$349,255		-	(204,755)	144,500
2014 Notes	-	$579,627		(20,000)	559,627
Note discount	$(187,843)	(539,627)	$359,357	-	(368,113)
Total	$333,082	$ 40,000	$359,357	$(355,597)	$376,842

7. Commitments and contingencies:

Litigation:

The Forest County Potawatomi Community (“FCPC”) has initiated an action against Chex, an inactive subsidiary of the Company, in the FCPC tribal court asserting that Chex breached a contract with FCPC during the 2002 to 2006 time period. Chex is inactive and did not defend this action. On October 1, 2009 a judgment was entered against Chex in the FCPC Tribal Court in the amount of $2,484,922. The Company has included $2,484,922 in litigation contingency on the consolidated balance sheets as of March 31, 2014 and December 31, 2013.

The Company is involved in various claims and legal actions arising in the ordinary course of business. The ultimate disposition of these matters may have a material adverse impact either individually or in the aggregate on future consolidated results of operations, financial position or cash flows of the Company.

Operating lease:

Effective January 1, 2012 the Company utilized space in an office leased through February 2014, by a Company controlled by its former Acting President. Effective January 1, 2013 the monthly rent became $1,066. The lease, as amended, expired in April 2014, when the Company began leasing the same directly from the landlord.

Marketing Agreement

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

As of March 31, 2014, the Company had a tax net operating loss carry forward of approximately $5,229,000. Any unused portion of this carry forward expires in 2029. Utilization of this loss may be limited in the event of an ownership change pursuant to IRS Section 382.

9. Stockholders’ deficiency:

Common stock:

During the three months ended March 31, 2014, the Company issued 2,768,821,309 shares of common stock upon the conversion of $355,597 of debentures payable and $22,934 of accrued and unpaid interest.

Preferred stock

There were no shares of Class A or B preferred stock issued during the three months ended March 31, 2014.

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

As a result of the issuance of the Class C Preferred Stock Shares to Mr. Fong, or his assigns and the Super Majority Voting Rights (described below), Mr. Fong obtained voting rights over the Company’s outstanding voting stock which provides him the right to vote up to 51% of the total voting shares able to vote on any and all shareholder matters.  As a result, Mr. Fong will exercise majority control in determining the outcome of all corporate transactions or other matters, including the election of Directors, mergers, consolidations, the sale of all or substantially all of the Company’s assets, and also the power to prevent or cause a change in control. The interests of Mr. Fong may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.  Additionally, it may be impossible for shareholders to remove Mr. Fong as an officer or Director of the Company due to the Super Majority Voting Rights. The Class C preferred stock provides no other rights to their holder(s) other than voting rights.

The Company valued the 1,000 shares of Class B preferred stock at $106,673, based on an estimated control premium that may be realized upon the sale of common stock, primarily similar to voting control as of the grant date.

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

There were no options granted during the three months ended March 31, 2014 and 2013.

All options outstanding at March 31, 2014 are fully vested and exercisable. A summary of outstanding balances at March 31, 2014 and December 31, 2013 is as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Options	exercise price	Remaining contractual life	Value

Outstanding at January 1, 2014	990,000	$0.34	1.98	$0

Outstanding at March 31, 2014	990,000	$0.34	1.73	$0

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

11. Related party transactions:

Management and director fees:

During the three months ended March 31, 2014 and 2013 the Company accrued expenses of $0 and $15,000, respectively, for the services of Mr. Barry Hollander as its Acting President (resigned January 22, 2014).

For the three months ended March 31, 2014 and 2013, the Company accrued expenses of $15,000 and $5,000, respectively, for its Chairman, Mr. Fong’s services. Mr. Fong received $12,576 in cash payments for the three months ended March 31, 2014. In January 2014, the Company issued a convertible note to Mr. Fong in payment of $25,500 of accrued and unpaid fees. As of March 31, 2014, Mr. Fong is owed $2,424 for these services, included in accrued expenses on the balance sheet.

Preferred Stock:

On January 21, 2014, the Company issued 1,000 shares of Class C preferred stock to Mr. Fong. Mr. Fong obtained voting rights over the Company’s outstanding voting stock which provides him the right to vote up to 51% of the total voting shares able to vote on any and all shareholder matters.  As a result, Mr. Fong will exercise majority control in determining the outcome of all corporate transactions or other matters, including the election of Directors, mergers, consolidations, the sale of all or substantially all of the Company’s assets, and also the power to prevent or cause a change in control.

Acquisition of Carbon Capture:

On May 25, 2012, the Company’s newly formed subsidiary ATD acquired Carbon Capture USA (“Carbon”) from Carbon Capture Corporation, a Colorado corporation ("CCC"). CCC is privately held by Mr. Henry Fong, a director of the Company and is the control person of CCC. Pursuant to the Agreement, ATD acquired from CCC all of the issued and outstanding common stock of Carbon in exchange for ninety million (90,000,000) newly issued unregistered shares of the Company’s common stock. During the year ended December 31, 2013, Carbon exchanged the 90,000,000 shares of common stock for 1,500,000 shares of Class B preferred stock. The Class B preferred stock automatically converts to 90,000,000 shares of common stock whenever there are sufficient shares of common stock to allow for the conversion. Pursuant to the terms and conditions of the preferred stock, the Company determined there were not any additional costs to be recognized.

Notes payable:

As disclosed in Note 6, the Company has issued notes payable to various related parties. The balances of December 31, 2013 and March 31, 2014, and the activity for the three months ended March 31, 2014 follows:

Noteholder	Balance 1/1/14	Additions	Payments	Balance 3/31/14
Gulfstream Financial Partners (1)	$1,750	$-	$1,750	$-
HPI Partners (1)	144,725	-	5,000	139,725
AFPW (1)	6,953	-	6,953	-
Henry Fong (2)	2,088	5,000	7,088	-
HF Services (1)	4,150	-	-	4,150
Barry Hollander (2)	2,775	-	-	2,775
SurgLine Int’l (1)	10,672	-	-	10,672
Total	$173,113	$5,000	$20,791	$157,322

All of the notes are due on demand and have interest rates of 8% to 10% per annum.

(1)	Mr. Henry Fong, an officer and director of the Company, is also an officer, director or control person of these entities.

(2)	An officer or director of the Company, Mr. Hollander resigned January 22, 2014.

12. Subsequent events:

On March 27, 2014, the Company issued an $831,000 secured convertible promissory note (the “Note”) to Typenex Co-Investments, LLC (“Typenex” or the “Lender”). The Typenex Note carries an original issuer discount of $75,000. In addition, the Company agreed to pay $6,000 to Typenex to cover the Lender’s legal and other fees. At the option of the Lender, the note converts at $0.0025 per share, the conversion by Lender of any portion of the Outstanding Balance shall only be exercisable in ten (10) tranches (each, a “Tranche”), consisting of an initial Tranche in an amount equal to $88,500 and nine (9) additional Tranches, each in the amount of $82,500, plus any interest, costs, fees or charges accrued thereon or added thereto under the terms of this Note. The Note carries a ten % interest rate and matures on the seventeenth month after funding. Typenex funded $75,000 on April 1, 2014 and also delivered nine (9) secured promissory notes to the Company, each in the amount of $75,000. Each payment received will constitute an “Issue Date”. The Company also granted Typenex the right to purchase at any time on or after each Issue Date until the date which is the last calendar day of the month in which the fifth anniversary of the Issue Date occurs (the “Expiration Date”), a number of fully paid and non-assessable shares (the “Warrant Shares”) of the Company’s common stock, par value $0.001 per share equal to $41,250 divided by the Market Price (as defined in the Note).

On April 3, 2014, the Company and its wholly-owned subsidiary CA announced the launch of GreenEnergyMedia.TV.  GreenEnergyMedia.TV caters to broadcasting real-time news and social media feeds relating exclusively to the medical and recreational marijuana communities.

GreenEnergyMedia.TV broadcasts stock quotations and intraday charts on over 40 leading companies competing within the medical marijuana industry. The recently launched Cannabis Finance area of the website features this information, and will be updated with additional interactive features in the weeks to come.

The Company's goal in developing GreenEnergyMedia.TV is to provide the investing public, which has an interest in the medical and recreational marijuana industry, an exclusive online venue that offers real-time news, commentary, video feeds and investor data.

On April 29, 2014, Cannabis Live was launched, which will focus exclusively on hosting and broadcasting video of on-demand events. As this area of GreenEnergyMedia.TV’s website progresses, the Company plans to include the development of an exclusive interactive online channel. This future development will allow for several sources of revenue to be derived for the Company; including premium access membership fees, sponsorship and endorsement fees, and advertising revenue.

On April 17, 2014, the Company and its wholly-owned subsidiary CA announced a Merchant Payment Processing Agreement to offer a debit card payment solution for retail cannabis dispensaries. This program will be offered through the Company's 49% owned subsidiary, Cannabis Merchant Financial Solutions, Inc. ("CMFS"). This payment solution allows dispensaries to accept debit and credit cards by using the PIN number associated with the card being used.

CMFS will arrange within four business days after registration by a dispensary to install a pre-programmed terminal for payment acceptance. This plug and process solution is ready to be installed immediately and can be utilized with only a power source and internet access. The consumer swipes their card, follows the on-screen prompts, and enters their PIN information to complete the sale. The approved transaction will print a receipt/voucher at which point it can be exchanged for goods and/or services with the merchant. The approved funds clear the payers account listed on the ACH authorization form within 48 hours.

From April 1, 2014, through May 15, 2014, the Company has issued 129,031,243 shares of common stock in satisfaction of $70,400 of convertible promissory notes and $3,259 of accrued and unpaid interest.

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

GENERAL

FastFunds Financial Corporation (“FFFC”) is a holding company and through January 31, 2006 operated primarily through its wholly-owned subsidiary Chex Services, Inc. (“Chex”). As disclosed in the December 31, 2013 10-K, FFFC also has several other non-operating wholly-owned subsidiaries. FFFC and its subsidiaries are referred to as (the “Company”).

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2013 and 2012. The financial statements presented for the three months ended March 31, 2014 and 2013 include FFFC and its subsidiaries.

In light of the foregoing, and the Company’s sale of substantially all of its assets in January 2006, the historical data presented below is not indicative of future results. You should read this information in conjunction with the audited consolidated financial statements of the Company, including the notes to those statements for the year ended December 31, 2013, filed with the SEC on April 15, 2014, and the following “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

The Company’s financial statements for the three months ended March 31, 2014 and 2013 have been prepared on a going concern basis, which contemplates the realization of its remaining assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred significant losses since its inception and has a working capital deficit of approximately $9,952,000 and an accumulated deficit of approximately $25,318,000 as of March 31, 2014. Moreover, it presently has minimal ongoing business operations or sources of revenue, and little available resources with which to obtain or develop new operations.

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

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2014, net cash used in operating activities was $76,297 compared to $27,900 for the three months ended March 31, 2013. Net loss was $706,576 and $244,039 for the three months ended March 31, 2014 and 2013, respectively. Included in the net loss for the three months ended March 31, 2014 was $364,650 for the amortization of debt discounts and deferred financing costs related to convertible notes and $106,673 of stock compensation expense related to the issuance of 1,000 shares of Class C preferred stock. The current period loss also included an initial derivative liability expense of $19,885 as a result of the fair value of newly issued convertible notes, $25,751 for the fair value change in derivative liabilities, and an increase in accrued expenses, primarily interest, of $89,379. For the three months ended March 31, 2013, the net loss included $85,152 for the amortization of interest and deferred financing costs related to convertible notes and an initial derivative liability expense of $2,298 as a result of the fair value of a newly issued convertible note. These losses were offset by gains in the change in fair value of the convertible notes of $6,839.

Net cash used in investing activities for the three months ended March 31, 2014, primarily consisted of an advance of $25,000 in exchange for a note receivable.

Net cash provided by financing activities for the three months ended March 31, 2014 was $292,209 compared to $28,250 for the three months ended March 31, 2013. During the three months ended March 31, 2014, the Company received $322,500 from the issuance of convertible notes and $5,000 from the issuance of notes payable related parties. The Company repaid $25,791 of notes payable ($20,791 related parties) and paid $9,500 of deferred financing fees. For the three months ended March 31, 2013 the Company received $46,000 from the issuance of convertible notes and $12,100 from the issuance of notes payable ($1,400 from related parties). The Company repaid $25,250 of related party notes payable and paid $4,600 of deferred financing fees.

For the three months ended March 31, 2014, cash and cash equivalents increased by $190,412 compared to $350 for the three months ended March 31, 2013. Ending cash and cash equivalents at March 31, 2014 was $192,469 compared to $568 at March 31, 2013.

We have limited cash and cash equivalents on hand and need to raise funds to continue to be able to support our operating expenses and to meet our other obligations as they become due.

REVENUES

Total revenues for the three months ended March 31, 2014 were $7,039 compared to $8,071 for the three months ended March 31, 2013. Revenues in all periods consist of credit card income on Nova’s remaining portfolio.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2014, were $6,455 compared to $7,066 for the three months ended March 31, 2013. Expenses were primarily comprised of costs related to third party servicing fees of Nova’s remaining credit card portfolio.

SELLING GENERAL AND ADMINISTRATIVE EXPENSES

Corporate operating expenses for the three months ended March 31, 2014 were $179,325 compared to $43,512 for the three months ended March 31, 2013. The expenses were comprised of the following:

	Three months ended March 31,
	2014	2013

Accounting and legal	$16,675	$5,000
Stock compensation expense	106,673	-
Management fees	15,000	30,000
Consulting and other professional	25,600	3,500
Transfer agent and filing fees	8,790	829
Other	6,497	4,183

	$179,325	$43,512

.

Effective October 1, 2012, the Company has agreed to compensate Mr. Fong and Mr. Hollander (resigned effective January 22, 2014) $5,000 each per month for services being provided to the Company, included in management and director fees. Included in three months ended March 31, 2014, were accounting and auditing fees of $15,575. Stock compensation expense is as a result of 1,000 shares of Class C preferred stock issued to Mr. Fong. Consulting and other professional fees for the three months ended March 31, 2014 included $16,000 of costs related to Cannabis Angel initiatives, $6,750 as part of a marketing agreement to increase the Company’s social media presence and $2,850 investor relations costs. Transfer agent and filing fees costs increased for the three months ended March 31, 2014, related to State of Nevada costs for increasing the authorized shares of common stock as well as transfer agent costs for the issuance of shares of common stock upon conversion of debentures.

OTHER INCOME (EXPENSE)

Other expenses, net for the three months ended March 31, 2014 were $527,835 compared to $201,532 and for the three months ended March 31, 2013. Interest expense of $481,799 for the three months ended March 31, 2014 was comprised of $364,650 of amortization of discount on convertible notes and deferred financing fees and interest on notes for the three months ended March 31, 2014, was $117,149 ($3,250 to related parties). Derivative liability expense upon the initial valuation of debentures of $20,285 is included in the derivative liability expense of $46,036 for 2014.

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

Our significant accounting policies are described in more detail in our 2013 Annual Report on Form 10-K.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and he determined that our disclosure controls and procedures were not effective due to a control deficiency. During the period the Company did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company, we are unable to remediate this deficiency until we acquire or merge with another company.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2014, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 6 of the Condensed Consolidated Financial Statements

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2014, the Company issued 2,768,821,309 shares of common stock upon the conversion of $355,597 of debentures payable and $22,934 of accrued and unpaid interest. The shares were issued at approximately $.0001367 per share.

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

FastFunds Financial Corporation
(Registrant)

Date: May 20, 2014	By: /s/ Henry Fong
Henry Fong
Chief Executive Officer