Form 10-Q
period 2014-06-30
FASTFUNDS FINANCIAL CORP
filed 2014-08-19
CIK 779956

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to __________________

Commission File No. 000-33053

FASTFUNDS FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	87-0425514
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

319 Clematis Street, Suite 400
West Palm Beach, FL 33401
(Address of principal executive offices) (Zip code)

(561) 514-9042
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐      No  ☑

The number of shares outstanding of the Registrant's $0.0001 par value Common Stock as of August 15, 2014, was 5,131,706,641 shares

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

SIX MONTHS ENDED JUNE 30, 2014 and 2013

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$132,581	$2,057
Accounts receivable	47,893	51,551
Notes receivable, current portion	63,320	—
Deferred financing costs	10,425	4,409
Other current assets	76	1,143

Total current assets	254,295	59,160

Other assets	1,200	200
Notes and interest receivable, net of current portion	688,500	—
Long term investments (Note 4)	89,575	89,575

Total other assets	779,275	89,775

Total assets	$1,033,570	$148,935

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$735,902	$724,387
License fee payable	250,000	250,000
Due to related party	75,000	75,000
Accrued expenses, including related parties $27,603 (2014) and $101,419 (2013) (Note 5)	3,486,417	3,481,723
Convertible promissory notes (Note 5), including related parties of $129,547 (2014) and $170,338 (2013)	2,237,141	2,282,932
Litigation contingency (Note 7)	2,484,922	2,484,922
Convertible debentures payable, net	845,911	333,082
Derivative liabilities (Note 6)	883,403	535,862

Total current liabilities	10,998,696	10,167,908

Commitments and contingencies (Notes 4, 6,and 8)

Stockholders' deficit (Note 9):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; Class A preferred stock, $0.001 par value; 1,000,000 shares authorized; 819,000 shares issued and outstanding	819	819
Class B preferred stock, $0.001 par value; 2,000,000 shares authorized; 1,791,667 shares issued and outstanding	1,792	1,792
Class C preferred stock, $0.001 par value; 1,000 shares authorized; 1,000 shares issued and outstanding (2014)	1	—
Common stock, $0.001 par value; 6,000,000,000 shares authorized; 4,507,937,980 (2014) and 1,192,337,212 (2013) shares issued and outstanding	4,507,937	1,192,338
Additional paid-in capital	11,202,334	13,340,216
Treasury stock, 30,000,000 shares of common stock	—	—
Accumulated deficit	(25,735,628)	(24,611,757)

Total company stockholders' deficit	(10,022,745)	(10,076,592)
Less noncontrolling interest	57,619	57,619
Total deficit	(9,965,126)	(10,018,973)

Total liabilities and stockholders' deficit	$1,033,570	$148,935

See notes to condensed consolidated financial statements.
2

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Fee revenue, net	$7,327	$7,652	$14,366	$15,723

Cost of revenue:
Processing fees	6,502	6,523	12,853	13,352
Returned checks (collected)	(1,120)	(1,017)	(1,420)	(1,172)
Other	390	390	794	782

Total cost of revenue	5,772	5,896	12,227	12,962

Gross profit	1,555	1,756	2,139	2,761

Selling, general and administrative	167,277	64,914	346,602	108,426
Loss from operations	(165,722)	(63,158)	(344,463)	(105,665)

Other income (expense):
Interest expense	(624,135)	(434,893)	(1,105,935)	(640,966)
Derivative liability (expense) income	359,063	(123,445)	313,027	(118,904)
Interest income	13,500	—	13,500	—
Total other expense	(251,572)	(558,338)	(779,408)	(759,870)

Net loss	$(417,294)	$(621,496)	$(1,123,871)	$(865,535)

Net loss per share	$(0.01)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding Basic and diluted	4,159,751,162	164,875,928	3,615,975,835	148,759,086

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

	2014	2013
Cash flows from operating activities:
Net loss	$(1,123,871)	$(865,535)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of preferred stock as compensation	106,673	—
Amortization of discount on convertible notes	822,854	389,892
Initial derivative liability expense on convertible debentures	24,205	5,578
Change in fair value of derivative liabilities	(337,232)	113,323
Amortization of deferred financing costs	13,984	13,357

Decrease (increase) in assets:
Accounts receivable	3,658	(7,310)
Interest receivable	(13,500)	—
Prepaid assets	1,067	30
Increase in liabilities:
Accounts payable	11,516	10,177
Accrued expenses	250,782	269,515
Net cash used in operating activities	(239,865)	(70,973)

Cash flows from investing activities:
Payment on issuance of note receivable	(25,000)	—
Payments from issuance of note receivable	1,680	—
Payment of security deposit	(1,000)	—
Net cash used in investing activities	(24,320)	—

Cash flows from financing activities:
Borrowings on convertible notes	440,500	128,000
Borrowings on notes and loans payable, related	5,000	4,400
Borrowings on notes and loans payable, other	—	15,900
Repayments on notes and loans payable, related	(45,791)	(72,800)
Repayments on notes and loans payable, other	(5,000)	—
Payment of deferred financing costs	—	(4,600)
Net cash provided by financing activities	394,709	70,900

Net increase (decrease) in cash and cash equivalents	130,524	(73)
Cash and cash equivalents, beginning	2,057	218
Cash and cash equivalents, ending	$132,581	$145

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,358	$—
Cash paid for income taxes	$—	$—

Schedule of Non-Cash Financing Activities:
Conversion of convertible notes to common stock	$—	$10,400
Reclass of derivative liability to equity upon conversion of convertible debt	$533,259	$100,709
Issuance of convertible debt for notes receivable	$715,000	$—
Issuance of convertible notes in settlement of accounts payable	$217,127	$—
Issuance of convertible promissory note for original issuer discount fee	$95,000	$—
Conversion of convertible debentures and accrued interest to common stock	$537,786	$118,686

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

  On January 28, 2014, CA entered into a one year Consulting Agreement with Singlepoint, Inc. (“Singlepoint”) (the “Singlepoint Agreement”). The Singlepoint Agreement automatically renews for succeeding one year periods, provided, that the CA can terminate the Singlepoint Agreement at any time during the initial one year term or thereafter by giving Singlepoint not less than five (5) days’ notice to terminate. CA is to provide consulting services including strategy and business planning, marketing and sales support, define and support for product offerings, acquisition strategy and funding strategy.

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

On April 3, 2014, the Company and its wholly-owned subsidiary CA announced the launch of GreenEnergyMedia.TV.  GreenEnergyMedia.TV caters to broadcasting real-time news and social media feeds relating exclusively to the medical and recreational marijuana communities.GreenEnergyMedia.TV broadcasts stock quotations and intraday charts on over 40 leading companies competing within the medical marijuana industry.

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

On April 17, 2014, the Company and its wholly-owned subsidiary CA announced a Merchant Payment Processing Agreement to offer a debit card payment solution for retail cannabis dispensaries. This program will be offered through CMFS, the Company's 49% owned subsidiary. This payment solution allows dispensaries to accept debit and credit cards by using the PIN number associated with the card being used.

To date, none of the business activities have generated any revenue.

Going concern and management’s plans:

In the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. The Company’s interim financial statements for the three and six months ended June 30, 2014 and 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company reported a net loss of $1,123,871 for the six months ended June 30, 2014, and has a working capital deficit of $10,744,401 and an accumulated deficit of $25,735,628 as of June 30, 2014. Moreover, the Company presently has no significant ongoing business operations or sources of revenue and has little resources with which to obtain or develop new operations.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not contain any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company was to receive approximately $30,000 annually pursuant to the Preferred Stock it holds of an unaffiliated party (see Note 4), as well as minimal cash from the Nova remaining credit card portfolio. However, the Company has not received the quarterly dividend from its investment since the quarter ended June 30, 2012, and has received limited cash from the Nova portfolio since 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the Company will have adequate resources to fund future operations, if any, or that funds will be available to the Company when needed, or if available, will be available on favorable terms or in amounts required by the Company. Currently, the Company does not have a revolving loan agreement with any financial institutions, nor can the Company provide any assurance it will be able to enter into any such agreement in the future. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company evaluates, on an ongoing basis, potential business acquisition/restructuring opportunities that become available from time to time, which management considers in relation to its corporate plans and strategies.

2.	Summary of significant accounting policies:

Basis of presentation and principles of consolidation:

The accompanying condensed consolidated financial statements have been prepared by the Company without audit and include the consolidated accounts of Fastfunds Financial Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (SEC) on April 15, 2014. Interim results of operations for the six months ended June 30, 2014 are not necessarily indicative of future results for the full year. Certain amounts from the 2014 period have been reclassified to conform to the presentation used in the current period.

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

Non-controlling interest:

On January 1, 2012, the Company adopted authoritative accounting guidance that requires the ownership interests in subsidiaries held by parties other than the parent, and income attributable to those parties, be clearly identified and distinguished in the parent’s consolidated financial statements. The Company’s non-controlling interest is now disclosed as a separate component of the Company’s consolidated deficiency on the balance sheets. Earnings and other comprehensive income are separately attributed to both the controlling and non-controlling interests.  Earnings per share are calculated based on net income attributable to the Company’s controlling interest.

Loss per share:

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants, and common stock underlying convertible promissory notes are not considered in the calculations for the three and six month periods ended June 30, 2014 and 2013, as the impact of the potential common shares, which total 3,850,826 and 187,947,614 for the three and six months ended June 30, 2014, respectively, would be anti-dilutive.

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

There were no options granted during the three and six months ended June 30, 2014 and 2013.

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

On February 20, 2014, LG Capital Funding, LLC (“LG”) issued a $40,000 collateralized secured promissory note to the Company as consideration for a convertible note. See note 6. The note bears interest at the rate of 8% and is due no later than November 20, 2014, unless the Company does not meet the current information requirements required under Rule 144 of the Securities Act of 1933, as amended. As of June 30, 2014, the outstanding principal balance of the note is $40,000.

On March 19, 2014, the Company advanced $25,000 to Worldwide Marijuana Investments, Inc. (“WMI”) in exchange for a $25,000 promissory note. Interest of 12% per annum is payable in monthly installments, along with a monthly principal amount of $500 beginning April 1, 2014 for twelve months, at which time the remaining principal amount and interest will be due in full. As of June 30, 2014, the outstanding principal amount on the promissory note is $23,320.

On March 27, 2014, Typenex Co-Investment, LLC (“Typenex”) as partial consideration for the issuance of a $831,000 secured convertible promissory note (see note 6) from the Company, issued nine Buyer Notes to the Company in the aggregate of $675,000, each Buyer Note being $75,000. The Buyer Notes bear interest at the rate of 8%. As of June 30, 2014, the balances owed the Company of $675,000 is included in Notes receivable on the condensed consolidated financial statements included herein, as well as $13,500 of interest receivable.

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

5.	Accrued liabilities:

Accrued liabilities at June 30, 2014 and December 31, 2013 were $3,486,417 and $3,481,723, respectively, and were comprised of:

	2014	2013
Legal fees	$23,594	$215,218
Interest	3,124,562	2,896,763
Consultants and advisors	135,524	166,600
Registration rights	98,013	98,013
Other	104,724	105,119
	$3,486,417	$3,481,723

6.	Convertible promissory notes, including related parties and debenture payable:

Promissory notes, including related parties at June 30, 2014 and December 31, 2013, consist of the following:

	2014	2013

Promissory notes payable:

Various, including related parties of $129,547 (2014) and $170,338 (2013); interest rate ranging from 8% to 10% [A]	$146,422	$192,213

Notes payable; interest rates ranging from 9% to 15%; interest payable quarterly; the notes are unsecured, matured on February 28, 2008; currently in default and past due [B]	2,090,719	2,090,719
	$2,237,141	$2,282,932

[A]	Pursuant to a November 4, 2011 Board of director resolution, these notes are convertible at conversion rates, determined at the discretion of the board of directors. During the six months ended June 30, 2014 the Company issued notes of $5,000 (to related parties) and made payments of $50,791 (including $45,791 to related parties).

[B]	These notes payable (the “Promissory Notes”) originally became due on February 28, 2007. The Company renewed $283,000 of the Promissory Notes on the same terms and conditions as previously existed. In April 2007 the Company, through a financial advisor, restructured $1,825,000 of the Promissory Notes (the “Restructured Notes”). The Company has accrued an expense of $36,500 to compensate the financial advisor 2% of the Restructured Notes as well as having issued 150,000 shares of common stock to the financial advisor. The Restructured Notes carry a stated interest rate of 15% (a default rate of 20%) and matured on February 28, 2008. The Company has not paid the interest due since June 2007, and no principal payments on the Promissory Notes have been made since 2008 and accordingly, they are in default. Accrued interest on these notes total $3,014,686 and is included in accrued expenses on the consolidated balance sheets.

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

In January 2008, the Company and the three guarantors received a complaint filed by the financial advisor (acting as agent for the holders of the Restructured Notes) and the holders of the Restructured Notes. The claim is seeking $1,946,250 plus per diem interest beginning January 22, 2008 at the rate of twenty percent (20%) per annum plus $37,000 due the financial advisor for unpaid fees. The court has ruled in favor of a motion for summary judgment filed by certain of the plaintiffs and a judgment was entered on August 18, 2009 in the total amount of $2,484,922 in principal and interest on the notes, $40,920 in related claims and $124,972 in attorney’s fees and expenses. The Company is not aware of any payments being made by any of the guarantors and accordingly, the Company includes these liabilities on the June 30, 2014 and December 31, 2013 balance sheets promissory notes payable and accrued expenses.

Debenture payable:

2012 Notes

On October 9, 2012, the Company issued a $5,000 convertible promissory note to Carebourn Capital LP (“Carebourn”). The Carebourn note was due on demand, bears interest at 8% per annum and had a conversion feature similar to the 2013 Asher Notes (defined below). During the six months ended June 30, 2014, the Company issued 4,849,217 shares of common stock upon conversion of the note and $696 of accrued and unpaid interest. As of June 30, 2014, the note has been fully satisfied.

On October 17, 2012, the Company issued a $25,000 convertible promissory note to Continental Equities, LLC (“Continental”). On March 26, 2013, Carebourn acquired the Continental note from Continental. During the year ended December 31, 2013, the Company issued 18,737,288 shares of common stock to Carebourn Partners, LLC. (“Carebourn Partners”) and Carebourn Partners’ assignee upon the conversion of the acquired Continental note. During the six months ended June 30, 2014, the Company issued 5,414,365 shares of common stock for $3,411 of accrued and unpaid interest. As of June 30, 2014, the note has been fully satisfied.

On October 24 and 29, 2012, the Company issued convertible promissory notes of $9,000 and $16,000 (“the 2012 Gel Notes”) respectively, to GEL Properties, LLC (“Gel”) The conversion price for the 2012 Gel Notes was equal to 50% of the lowest closing bid price of the Common Stock as reported on the exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future with a floor of $0.0001 per share, for any of the five trading days including the day upon which a Notice of Conversion is received by the Company. If the shares had not been delivered within 3 business days, the Notice of Conversion may be rescinded. Accrued but unpaid interest were also subject to conversion. No fractional shares or scrip representing fractions of shares were to be issued on conversion, but the number of shares issuable were to be rounded to the nearest whole share. Also in October 2012, the Company issued four (4) additional notes to Gel in the aggregate, as amended, $85,000, and Gel issued the Company four secured promissory notes, one for $25,000 and three each in the amount of $20,000, initially due June 21, 2013. Gel funded $65,000 of the notes to the Company during the year ended December 31, 2013, and the remaining $20,000 was funded on January 28, 2014. During the year ended December 31, 2013, the Company issued 288,467,551 shares of common stock in satisfaction of $63,145 of the Gel 2012 Notes. As of December 31, 2013, the Company had $26,855 of principal amounts outstanding to Gel. During the six months ended June 30, 2014, the Company issued 314,508,480 shares of common stock in satisfaction of $46,855 of the 2012 Gel Notes. As of June 30, 2014, the 2012 Gel Notes have been satisfied.

On November 1, 2012, the Company issued a convertible promissory note to David Schaper (“Schaper”) in the amount of $269,858 in exchange for previously accrued legal fees. The note bears interest at 8% per annum and is convertible at a conversion price for each share of common stock equal to 50% of the average of the lowest three trading prices (as defined in the note agreements) per share of the Company’s common stock for the ten trading days immediately preceding the date of conversion. During the year ended December 31, 2013, the Company issued 419,203,501 shares of common stock upon the conversion of $103,188 of the Note. As of December 31, 2013, the balance of the note was $166,670. During the six months ended June 30, 2014, the Company issued 1,344,201,542 shares of common stock upon the conversion of $163,670 of the Note. As of June 30, 2014, the balance of the note is $3,000.

2013 Notes

On March 14, 2013 the Company issued a convertible promissory note for $46,000 to an accredited investor (the “March 2013 Note”). The March 2013 Note, was due eight months from issuance and bears an interest rate of 8% per annum, and in the case of an event of default increases to 12% per annum (“the Default Rate”). The conversion feature of the 2013 Note is a 50% discount to the average of the three lowest day closing bid prices for the ten trading days prior to conversion. The March 2013 Note matured November 14, 2013, is in default, and the Default Rate was effective at that date. During the six months ended June 30, 2014, the Company issued 78,000,000 shares of common stock upon conversion of $3,900 of the note. The balance of the March 2013 Note is $42,100 as of June 30, 2014.

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

On April 8, 2013, the Company issued a convertible promissory note to Schaper for $5,000. During the six months ended June 30, 2014, the Company issued 100,000,000 shares of common stock upon the conversion of the note. As of June 30, 2014, the note has been satisfied.

On April 26, 2013, the Company issued a convertible promissory note for $50,000 to an unaffiliated accredited investor. During the six months ended June 30, 2014, the Company issued 167,359,375 shares of common stock upon the conversion of the note and $3,555 of accrued and unpaid interest. As of June 30, 2014, the note has been fully satisfied.

On June 6, 2013 ($12,000), July 12, 2013 ($12,500) and August 9, 2013 ($6,250) the Company issued convertible promissory notes to Carebourn Partners. During the six months ended June 30, 2014, the Company issued 86,757,922 shares of common stock upon the conversion of these notes and $1,024 of accrued and unpaid interest. As of June 30, 2014, the note has been satisfied.

On August 9, 2013, the Company issued a $6,250 note to Linrick Industries, LLC. During the six months ended June 30, 2014, the Company issued 10,268,561 shares of common stock upon the conversion of the note and $250 of accrued and unpaid interest in full satisfaction of this note.

On August 22, 2013, the Company issued a $6,000 convertible promissory note to Schaper. During the six months ended June 30, 2014, the Company issued 40,000,000 shares of common stock upon conversion of $4,000 of this note. The outstanding principal balance on this note is $2,000 as of June 30, 2014.

On September 3, 2013 ($32,500) and October 17, 2013 ($37,500), the Company issued convertible promissory notes to Asher Enterprises, Inc. (“Asher” and “2013 Asher Notes”). Among other terms the 2013 Asher Notes are due nine months from their issuance date, bear interest at 8% per annum, are payable in cash or shares at the Conversion Price as defined herewith, and are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 50% of the average of the lowest three trading prices (as defined in the note agreements) per share of the Company’s common stock for the ten trading days immediately preceding the date of conversion. Upon the occurrence of an event of default, as defined in the Note, the Company is required to pay interest at 22% per annum and the holders may at their option declare the 2013 Notes, together with accrued and unpaid interest, to be immediately due and payable. In addition, the 2013 Notes provide for adjustments for dividends payable other than in shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company. During the six months ended June 30, 2014, the Company issued 114,682,540 shares of common stock upon conversion of $70,000 of the notes and $2,800 of accrued and unpaid interest. As of June 30, 2014, these notes have been satisfied.

On October 7, 2013, the Company issued a $3,500 convertible note to AU Funding, LLC in exchange for the cancellation of accounts payable of $3,500. During the six months ended June 30, 2014, the Company issued 75,676,800 shares of common stock upon the conversion of the note and $284 of accrued and unpaid interest in full satisfaction of this note.

On October 7, 2013, the Company issued a $5,000 convertible note to Corizona Mining Partners, LLC in exchange for the cancellation of $5,000 of accounts payable. During the six months ended June 30, 2014, the Company issued 100,000,000 shares upon conversion of the note. As of June 30, 2014, the note has been fully satisfied.

On October 18, 2013, the Company issued four (4) convertible notes each in the amount of $25,625 to Gel (the 2013 Gel Notes). The conversion price for the 2013 Gel Notes is equal to 50% of the lowest closing bid price of the Common Stock as reported on the exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future with a floor of $0.0001 per share, for any of the five trading days including the day upon which a Notice of Conversion is received by the Company. If the shares have not been delivered within 3 business days, the Notice of Conversion may be rescinded. Accrued but unpaid interest shall be subject to conversion. No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded to the nearest whole share. Also on October 18, 2013, Gel issued the Company four secured promissory notes, each in the amount of $25,000, due April 21, 2014. The Company received the $100,000 on March 6, 2014. During the six months ended June 30, 2014, the Company issued 237,777,779 shares upon conversion of $46,000 of the notes. As of June 30, 2014, the four convertible promissory notes in the aggregate of $56,500 of principal amount owed Gel was outstanding.

On November 19, 2013, the Company issued a $16,500 convertible note to Carebourn Capital L.P. During the six months ended June 30, 2014, the Company issued 67,766,920 shares upon the conversion of the note. As of June 30, 2014, the note has been satisfied.

On November 22, 2013, the Company issued a $35,000 (the Fong Note) and $30,000 (the Hollander Note) convertible note to Mr. Fong and Mr. Hollander, respectively, for the cancellation of accrued and unpaid fees. During the six months ended June 30, 2014, the Company issued 230,000,000 shares of common stock in satisfaction of $22,000 of the Hollander note. The outstanding principal balances of the Fong and Hollander notes as of June 30, 2014 are $35,000 and $8,000 respectively.

2014 Notes

On January 28, 2014, the Company issued a convertible promissory note to Mr. Fong for $25,500 in satisfaction of accrued and unpaid fees due Mr. Fong. Also on January 28, 2014, the Company entered into a Debt Settlement and Release Agreement (the “DSR”) with Mr. Fong and Mary Virginia Knight (“Knight”) or Knight assigns. Pursuant to the DSR, the Company has issued 300,000,000 shares of common stock to the Knight assign, in cancellation and satisfaction of $15,000 of the convertible note due Mr. Fong. As of June 30, 2014, the outstanding principal balance of this note is $10,500.

On January 28, 2014, the Company issued On February 10, 2014, the Company issued two (2) convertible promissory notes in the amounts of $95,814 and $95,813 in exchange for previously accrued legal fees. The notes bear interest at 8% per annum and are convertible at a conversion price for each share of common stock equal to 50% of the average of the lowest three trading prices (as defined in the note agreements) per share of the Company’s common stock for the ten trading days immediately preceding the date of conversion. As of June 30, 2014, the balances of the notes are outstanding.

On February 4, 2014 ($32,500) and March 5, 2014 ($27,500), the Company issued convertible promissory notes to Asher, under the same terms and conditions as the 2013 Asher Notes. The Company received $55,000 cash after debt issuance costs of $5,000. The debt issuance costs will be amortized over the earlier of the twelve month term of the Note or any redemptions and accordingly $2,500 and $3,611 has been expensed as debt issuance costs (included in interest expense) for the three and six months ended June 30, 2014, respectively. As of June 30, 2014, the outstanding principal balance of these notes is $60,000.

On February 20, 2014, the Company issued two (2) convertible promissory notes, each in the amount of $40,000 to LG Capital (“LG”). The Company received $38,000 cash and a $40,000 secured promissory note after debt issuance costs of $2,000. The debt issuance costs will be amortized over the earlier of the twelve month term of the Note or any redemptions and accordingly $1,000 and $1,389 has been expensed as debt issuance costs (included in interest expense) for the three and six months ended June 30, 2014, respectively. As of June 30, 2014, the outstanding principal balance of these notes is $80,000.

On March 3, 2014, the Company issued a $52,500 convertible promissory note to Carebourn Capital. The note is due on demand, bears interest at 8% and is convertible at a 50% discount of the average of the three lowest day’s closing prices for the ten (10) days preceding conversion. The conversion price cannot exceed $0.0035 (250% of the market price as of the date of the executed term sheet by the parties). The Company received $50,000 after debt issuance costs of $2,500 which will be amortized over the six month term of the Note or any redemptions and accordingly $1,250 and $1,625 has been expensed as debt issuance costs (included in interest expense) for the three and six months ended June 30, 2014, respectively. As of June 30, 2014, the outstanding principal balance of this note is $52,500.

On March 6, 2014 the Company issued a $50,000 convertible promissory note to Gel, under the same terms and conditions as the 2012 Gel Notes. As of June 30, 2014, the outstanding principal balance of this note is $50,000.

On March 27, 2014, the Company issued an $831,000 secured convertible promissory note (the “Note”) to Typenex (the “Lender”). The Typenex Note carries an original issuer discount of $75,000. In addition, the Company agreed to pay $6,000 to cover the Lender’s legal and other fees. At the option of the Lender, the note converts at $0.0025 per share. The conversion by the Lender of any portion of the Outstanding Balance shall only be exercisable in ten (10) tranches (each, a “Tranche”), consisting of an initial Tranche in an amount equal to $88,500 and nine (9) additional Tranches, each in the amount of $82,500, plus any interest, costs, fees or charges accrued thereon or added thereto under the terms of this Note. The Note carries a ten % interest rate and matures on the seventeenth month after funding. Typenex funded $75,000 on April 1, 2014 (the “Funding Date”) and also delivered nine (9) secured promissory notes to the Company, each in the amount of $75,000. Each payment received will constitute an “Issue Date”. The Company also granted Typenex the right to purchase at any time on or after each Issue Date until the date which is the last calendar day of the month in which the fifth anniversary of the Issue Date occurs (the “Expiration Date”), a number of fully paid and non-assessable shares (the “Warrant Shares”) of the Company’s common stock, par value $0.001 per share equal to $41,250 divided by 55% of the average of the three lowest days closing price, with an exercise price of $0.0025. As of the Funding Date, the approximate warrant value based on the Black Scholes warrant calculation formula was $85,700. The Company recorded the amount as a discount to the convertible promissory note and will amortize the discount to interest expense over the life of the loan. For the three months ended June 30, 2014, the Company expensed $22,872, included in interest expense. The recalculated warrant value as of June 30, 2014 was $93,721 and the Company recorded an expense of $8,012 included in derivative liability expense as June 30, 2014.

Pursuant to certain defaults and remedies clauses contained in the terms and conditions of the Typenex Note, the Company estimated the value of the conversion feature to be $474,000 based on the Black Scholes formula. The calculation included the conversion factor to be 55% of the average of the lowest three days closing prices of the 20 trading days immediately preceding conversion. The Company recorded the $474,000 as a discount to the Typenex Note and will amortize the discount to interest expense, over the life of the loan. For the thre and six months ended June 30, 2014, the Company recorded interest expense of $123,240. The Company revalued the conversion feature as of June 30, 2014 to be $100,765 and recorded a credit to derivative liability expense of $373,235, the change in fair value of the convertible note.

On April 1, 2014 ($15,000) and April 23, 2014 ($12,500), the Company issued convertible promissory notes to Carebourn Capital. The notes bear interest at 8$ per annum and mature nine months from the date of issuance. The conversion price of the notes is equal to a 50% discount to the average of the three lowest day closing prices for the ten trading days immediately preceding conversion. As of June 30, 2014, the principal balance of the notes remain outstanding.

On May 16, 2014, the Company issued a $27,000 convertible promissory note, bearing interest at 12% per annum, to WHC Capital, LLC (“WHC”). Pursuant to the terms of the note, WHC conversion price will be equal to 50% of the lowest intra-day trading price for the Company’s common stock during the twenty trading days immediately preceding a conversion. The Company received $25,000 after debt issuance costs of $2,000, which will be amortized over the earlier of the one year term of the Note or any redemptions. Accordingly, $533 has been expensed for the three and six months ended June 30, 2014, as debt issuance costs (included in interest expense). As of June 30, 2014, the principal balance of $27,000 remains outstanding.

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

The fair value of the conversion features embedded in the 2014 Notes as of their dates of issuance and in their entirety as of June 30, 2014 was determined to approximate their fair intrinsic value due to the terms of conversion.

The inputs used to estimate the fair value of the derivative liabilities are considered to be level 1 inputs within the fair value hierarchy.

A summary of the derivative liabilities related to convertible notes as of December 31, 2013 and June 30, 2014 is as follows:

Fair Value	Derivative Liability Balance 1/1/14	Initial Derivative Liability		Redeemed convertible notes	Fair value change - six months ended 6/30/14	Derivative Liability Balance 6/30/14
2012 Notes	$172,602	—		$(168,670)	$2,068	$6,000
2013 Notes	$363,260	$103,000		$(364,589)	$2,024	$103,695
2014 Notes	—	$1,115,032		—	$(341,324)	$773,708
Total	$535,862	$1,268,827	*	$(533.259)	$(337,232)	$833,403

•	Expenses of $24,205 related to the initial derivative liability, equal to the excess of the liabilities over the face value of the related notes is included in derivative liability income of $313,027 for the six months ended June 30, 2014.

A summary of debentures payable as of December 31, 2013 and June 30, 2014 is as follows:

Face Value	Balances 1/1/14	Issuance of new convertible notes	Amortization of discount on convertible Notes	Debenture conversions six months ended 6/30/14	Balances 6/30/14
2012 Notes	$171,670	—	—	$168,670	$3,000
2013 Notes	$349,255	$102,500	—	$340,155	$111,600
2014 Notes	—	$1,365,127	—	—	$1,365,127
Note discount	$(187,843)	$(1,268,827)	$822,854	—	$(633,816)
Total	$333,082	$758,500	$677,333	$508,825	$845,911

7.	Commitments and contingencies:

Litigation:

The Forest County Potawatomi Community (“FCPC”) has initiated an action against Chex, an inactive subsidiary of the Company, in the FCPC tribal court asserting that Chex breached a contract with FCPC during the 2002 to 2006 time period. Chex is inactive and did not defend this action. On October 1, 2009 a judgment was entered against Chex in the FCPC Tribal Court in the amount of $2,484,922. The Company has included $2,484,922 in litigation contingency on the consolidated balance sheets as of June 30, 2014 and December 31, 2013.

The Company is involved in various claims and legal actions arising in the ordinary course of business. The ultimate disposition of these matters may have a material adverse impact either individually or in the aggregate on future consolidated results of operations, financial position or cash flows of the Company.

Operating lease:

Effective January 1, 2012 the Company utilized space in an office leased through February 2014, by a Company controlled by its former Acting President. Effective January 1, 2013 the monthly rent became $1,066. The lease, as amended, expired in April 2014, when the Company began leasing the same space directly from the landlord on a month to month basis for $1,206 per month.

Marketing agreement:

On February 25, 2014, the Company entered into a six (6) month agreement with Aeson Ventures, LLC. Pursuant to the agreement Aeson will develop an online marketing service and redevelop and thereafter maintain Company websites. The Company compensated Aeson $4,500 upon signing the agreement and has agreed to a monthly fee of $2,250 thereafter. Additionally, Aeson will receive 20,000,000 shares of Company common stock, upon the completion of the six month agreement. After the initial six month term, the agreement becomes a month to month employment agreement, which either party can terminate with written notice to the other. As of June 1, 2014, Aeson and Company agreed to transition from the marketing agreement whereby the Company hired the principal of Aeson and entered into an employment agreement. The Company compensated Aeson $9,000 during the term of the marketing agreement.

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

As of June 30, 2014, the Company had a tax net operating loss carry forward of approximately $5,229,000. Any unused portion of this carry forward expires in 2029. Utilization of this loss may be limited in the event of an ownership change pursuant to IRS Section 382.

9.	Stockholders’ deficiency:

Common stock:

During the six months ended June 30, 2014, the Company issued 3,315,600,688 shares of common stock upon the conversion of $508,825 of debentures payable and $28,961 of accrued and unpaid interest.

Preferred stock:

There were no shares of Class A or B preferred stock issued during the six months ended June 30, 2014.

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

Stock options on warrants:

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

There were no options granted during the three and six months ended June 30, 2014.

All options outstanding at June 30, 2014 are fully vested and exercisable. A summary of outstanding balances at June 30, 2014 and December 31, 2013 is as follows:

			Weighted-
		Weighted-	Average	Aggregate
	Options	Average exercise price	Remaining contractual life	Intrinsic Value

Outstanding at January 1, 2014	990,000	$0.34	1.98	$0

Outstanding at June 30, 2014	990,000	$0.34	1.73	$0

On April 1, 2014, the Company issued a warrant to purchase shares of common stock of the Company equal to $41,250 divided by 55% of the average of the three lowest days closing price, and an exercise price of $0.00250. The warrants expire April 30, 2019 (see note 6).

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

Management and director fees:

For the three and six months ended June 30, 2014, the Company accrued expenses of $22,500 and $37,500, respectively, for Mr. Fong, the Company’s President and Chairman. Mr. Fong received $35,076 in cash payments for the six months ended June 30, 2014. In January 2014, the Company issued a convertible note to Mr. Fong in payment of $25,500 of accrued and unpaid fees. As of June 30, 2014, Mr. Fong is owed $2,424 for these services, included in accrued expenses on the balance sheet.

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

Acquisition of Carbon Capture:

On May 25, 2012, the Company’s subsidiary ATD acquired Carbon Capture USA (“Carbon”) from Carbon Capture Corporation, a Colorado corporation ("CCC"). CCC is privately held by Mr. Henry Fong, a director of the Company and is the control person of CCC. Pursuant to the Agreement, ATD acquired from CCC all of the issued and outstanding common stock of Carbon in exchange for ninety million (90,000,000) newly issued unregistered shares of the Company’s common stock. During the year ended December 31, 2013, Carbon exchanged the 90,000,000 shares of common stock for 1,500,000 shares of Class B preferred stock. The Class B preferred stock automatically converts to 90,000,000 shares of common stock whenever there are sufficient shares of common stock to allow for the conversion. Pursuant to the terms and conditions of the preferred stock, the Company determined there were not any additional costs to be recognized.

Notes payable:

As disclosed in Note 6, the Company has issued notes payable to various related parties. The balances of December 31, 2013 and June 30, 2014, and the activity for the six months ended June 30, 2014 follows:

Noteholder	Balance 1/1/14	Additions	Payments	Balance 6/30/14
Gulfstream Financial Partners (1)	$1,750	$—	$1,750	$—
HPI Partners (1)	144,725	—	30,000	114,725
AFPW (1)	6,953	—	6,953	—
Henry Fong (1)	2,088	5,000	7,088	—
HF Services (1)	4,150	—	—	4,150
SurgLine Int’l (1)	10,672	—	—	10,672
Total	$170,338	$5,000	$45,791	$129,547

All of the notes are due on demand and have interest rates of 8% to 10% per annum.

(1)	Mr. Henry Fong, an officer and director of the Company, is also an officer, director or control person of these entities.

12.	Subsequent events:

From July 1, 2014, through August 14, 2014, the Company has issued 653,769,777 shares of common stock in satisfaction of $90,000 of convertible promissory notes and $1,399 of accrued and unpaid interest.

On July 8, 2014, The Company announced the formation of The 420 Development Corporation, a newly formed wholly owned subsidiary of the Company that will focus exclusively on the acquisition of operational companies that support the development of the ever-expanding cannabis industry.  The 420 Development Corporation will seek to identify acquisition candidates within the industry that will add significant shareholder value once completed.

On July 11, 2014, The Company, and Auctus Private Equity Fund, LLC (“Auctus”) entered into a Securities Purchase Agreement, providing for the issuance of an 8% Convertible Promissory Note in the principal amount of $42,750, that matures on April 11, 2015. The Company received $37,500. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until the same is paid.

On July 16, 2014, the Company cancelled the 30,000,000 shares of common stock that were issued to the principals of CV and CS. See Note 1.

On July 16, 2014, the Company received $50,000 from the same investor as the March 2013 Note (see Note 6). The Company and the investor have not finalized the terms of this advance.

On July 22, 2014, the Company entered into a convertible promissory note for $52,500 with Carebourn Capital. The note matures on April 22, 2015, and carries an interest rate of 12% per annum. The company received proceeds of $50,000.

On July 24, 2014, The Company announced the closing of the Brawnstone Security, LLC (“Brawnstone”) acquisition. Under the terms of the agreement, the Company owns a 70% interest in Ohio-based Brawnstone. Brawnstone is a licensed armed security, private investigation, security technology solution provider and tactical training company servicing active accounts with several Government affiliated HUD housing establishments, schools, and industrial facilities across the Ohio region. Pursuant to the terms of the Definitive Agreement, the Company agreed to purchase a 70% interest in Brawnstone for $160,000. Details of the Definitive Agreement including the Membership Interest Purchase Agreement can be found in the 8-K filed by the Company on July 23, 2014.

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

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2013 and 2012. The condensed consolidated financial statements presented for the three and six months ended June 30, 2014 and 2013 include FFFC and its subsidiaries.

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

The Company’s financial statements for the three and six months ended June 30, 2014 and 2013 have been prepared on a going concern basis, which contemplates the realization of its remaining assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred significant losses since its inception and has a working capital deficit of approximately $10,744,401 and an accumulated deficit of approximately $25,735,628 as of June 30, 2014. Moreover, it presently has minimal ongoing business operations or sources of revenue, and little available resources with which to obtain or develop new operations.

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

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2014, net cash used in operating activities was $239,865 compared to $70,973 for the six months ended June 30, 2013. Net loss was $1,123,871 and $865,535 for the six months ended June 30, 2014 and 2013, respectively. Included in the net loss for the six months ended June 30, 2014 was $836,838 for the amortization of note discounts and deferred financing costs related to convertible notes and $106,673 of stock compensation expense related to the issuance of 1,000 shares of Class C preferred stock. The current period loss also included an initial derivative liability expense of $24,205 as a result of the fair value of newly issued convertible notes, operating expenses of approximately $240,000 and interest expense of $269,097 related to convertible promissory notes and convertible debentures. These amounts were partially offset by a credit to derivative liability expense of $337,232 due to the change in fair value of derivative liabilities.

The net loss for the six months ended June 30, 2013 was impacted by $403,249 for the amortization of debt discounts and deferred financing costs related to convertible notes. Also included in the 2013 period is an initial derivative liability expense of $5,578 as a result of the fair value of newly issued convertible notes, $113,323 for the fair value change in derivative liabilities, and an increase in accrued expenses of $269,515.

Net cash used in investing activities for the six months ended June 30, 2014, primarily consisted of a payment of $25,000 in exchange for a note receivable. There was no investing activity for the six months ended June 30, 2013.

Net cash provided by financing activities for the six months ended June 30, 2014 was $394,709 compared to $70,900 for the six months ended June 30, 2013. During the six months ended June 30, 2014, the Company received $440,500 from the issuance of convertible notes and $5,000 from the issuance of notes payable related parties. The Company repaid $50,791 of notes payable ($45,791 related parties). The 2013 amount was comprised of $128,000 received from the issuance of convertible notes and $20,300 from the issuance of notes payable ($4,400 from related parties). The Company repaid $72,800 of related party notes payable and paid $4,600 of deferred financing fees.

For the six months ended June 30, 2014, cash and cash equivalents increased by $130,524 compared to a decrease of $73 for the three months ended June 30, 2013. Ending cash and cash equivalents at June 30, 2014 was $132,581 compared to $145 at June 30, 2013.

We have limited cash and cash equivalents on hand and need to raise funds to continue to be able to support our operating expenses and to meet our other obligations as they become due.

REVENUES

Total revenues for the three and six months ended June 30, 2014 were $7,327 and $14,366 compared to $7,652 and $15,723 for the three and six months ended June 30, 2013. Revenues in all periods consist of credit card income on Nova’s remaining portfolio.

COSTS OF REVENUES

Costs of revenues for the three and six months ended June 30, 2014, were $5,772 and $12,227 compared to $5,896 and $12,962 for the three and six months ended June 30, 2013. Expenses were primarily comprised of costs related to third party servicing fees of Nova’s remaining credit card portfolio.

SELLING GENERAL AND ADMINISTRATIVE EXPENSES

Corporate operating expenses for the three and six months ended June 30, 2014 were $167,277 and $346,602 compared to $64,914 and $108,426 for the three and six months ended June 30, 2013, respectively. The expenses were comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Accounting and legal	$12,474	$7,200	$29,149	$12,200
Stock compensation expense	—	—	106,673	—
Management and director fees	22,500	30,000	37,500	60,000
Consulting and other professional	98,825	15,942	124,425	19,442
Transfer agent and filing fees	2,967	4,294	11,757	5,123
Other	30,511	7,478	37,098	11,661
	$167,277	$64,914	$346,602	$108,426

Effective October 1, 2012, the Company has agreed to compensate Mr. Fong $5,000 per month for services being provided. On June 1, 2014, the Company increased Mr. Fong’s monthly compensation to $12,500 (management and director fees). Accounting and legal fees for the three and six months ended June 30, 2014, were $12,474, respectively. Stock compensation expense is as a result of 1,000 shares of Class C preferred stock issued to Mr. Fong.

Consulting and other professional fees increased for the three and six months periods ended June 30, 2014, compared to the three and six months ended June 30, 2013. The current period expenses included $13,175 (three months) and $24,175 (six months) of costs related to Cannabis Angel initiatives, $7,000 (three months) and $12,000 (six months) as part of a marketing agreement to increase the Company’s social media presence, $52,400 (three months) and $55,250 (six months) in investor relations costs and $26,250 and 433,000 in additional outside services costs. The 2013 periods include consulting expenses of $15,600 (six months) and investor relations costs of $942 (three months) and $$4,442 (six months).

The increase in transfer agent and filing fees costs for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, were related to State of Nevada costs for increasing the authorized shares of common stock as well as transfer agent costs for the issuance of shares of common stock upon conversion of debentures.

General and other administrative costs for the three and six months ended June 30, 2014 were $ 30,511 and $37,098, respectively, compared to $11,772 and $16,784, respectively for the three and six months ended June 30, 2013. Expenses for the six months ended June 30, 2014 include rent expense of $3,340 (three months) and $6,534 (six months), travel expense of $7,964 (three months) and $9,923 (six months), internet expenses of $2,311 (three months and $9,160 (six months), moving expense of $3,800 (six months) and other general and administrative costs of $7,681. Expenses for the six months ended June 30, 2013, include rent expense of $3,323 (three months) and $6,400 (six months), transfer agent and filing fees of $7,244 (three months) and $8,073 (six months) and other general and administrative costs of $1,030.

OTHER INCOME (EXPENSE)

Other expense, net for the three and six months ended June 30, 2014 was $251,572 and $779,408, respectively, compared to $558,338 and $759,870 for the three and six months ended June 30, 2013, respectively. The three and six months ended June 30, 2014, included derivative liability income of $359,063 and $313,027. The credit (income) was predominantly a result of the change in fair value of the conversion features in the Typenex note of $373,235 for the three and six months ended June 30, 2014, based on the Black Scholes valuation as of June 30, 2014.

Other expense, for the three months ended June 30, 2013 was comprised of interest expense of $434,893 and derivative liability expenses of $123,445. For the six months ended June 30, 2014, other expenses were comprised of interest expense of $640,966 and $118,904 of derivative liability expense.

Interest expense for each of the periods is as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Interest on face value	$151,947	$116,795	$269,097	$237,716
Amortization of note and OID discounts	463,497	311,724	822,854	389,983
Amortization deferred financing costs	8,691	6,374	13,984	13,357
Total	$624,135	$434,893	$1,105,935	$640,966

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2014, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2014, the Company issued 546,779,359 shares of common stock upon the conversion of $153,228 of debentures payable and $6,027 of accrued and unpaid interest. The shares were issued at approximately $0.0003 per share.

Item 3. Defaults upon Senior Securities

None.

Item 4. Other Information

None.

Item 5. Exhibits

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

FastFunds Financial Corporation
(Registrant)

Date: August 19, 2014	By: /s/ Henry Fong
Henry Fong
Chief Executive Officer