Form 10-Q/A
period 2014-06-30
FASTFUNDS FINANCIAL CORP
filed 2014-08-20
CIK 779956

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2014 (the “10-Q”), is to furnish the Interactive Data File exhibits. This Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

SIX MONTHS ENDED JUNE 30, 2014 and 2013

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$132,581	$2,057
Accounts receivable	47,893	51,551
Notes receivable, current portion	63,320	—
Deferred financing costs	10,425	4,409
Other current assets	76	1,143

Total current assets	254,295	59,160

Other assets	1,200	200
Notes and interest receivable, net of current portion	688,500	—
Long term investments (Note 4)	89,575	89,575

Total other assets	779,275	89,775

Total assets	$1,033,570	$148,935

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$735,902	$724,387
License fee payable	250,000	250,000
Due to related party	75,000	75,000
Accrued expenses, including related parties $27,603 (2014) and $101,419 (2013) (Note 5)	3,486,417	3,481,723
Convertible promissory notes (Note 6), including related parties of $129,547 (2014) and $170,338 (2013)	2,237,141	2,282,932
Litigation contingency (Note 7)	2,484,922	2,484,922
Convertible debentures payable, net	845,911	333,082
Derivative liabilities (Note 6)	883,403	535,862

Total current liabilities	10,998,696	10,167,908

Commitments and contingencies (Notes 4, 6,and 8)

Stockholders' deficit (Note 9):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; Class A preferred stock, $0.001 par value; 1,000,000 shares authorized; 819,000 shares issued and outstanding	819	819
Class B preferred stock, $0.001 par value; 2,000,000 shares authorized; 1,791,667 shares issued and outstanding	1,792	1,792
Class C preferred stock, $0.001 par value; 1,000 shares authorized; 1,000 shares issued and outstanding (2014)	1	—
Common stock, $0.001 par value; 6,000,000,000 shares authorized; 4,507,937,980 (2014) and 1,192,337,212 (2013) shares issued and outstanding	4,507,937	1,192,338
Additional paid-in capital	11,202,334	13,340,216
Treasury stock, 30,000,000 shares of common stock	—	—
Accumulated deficit	(25,735,628)	(24,611,757)

Total company stockholders' deficit	(10,022,745)	(10,076,592)
Less noncontrolling interest	57,619	57,619
Total deficit	(9,965,126)	(10,018,973)

Total liabilities and stockholders' deficit	$1,033,570	$148,935

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

Loss per share:

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants, and common stock underlying convertible promissory notes are not considered in the calculations for the six month periods ended June 30, 2014 and 2013, as the impact of the potential common shares, which total 3,850,826,600 and 187,947,614, respectively, would be anti-dilutive.

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

On March 27, 2014, the Company issued an $831,000 secured convertible promissory note (the “Note”) to Typenex (the “Lender”). The Typenex Note carries an original issuer discount of $75,000. In addition, the Company agreed to pay $6,000 to cover the Lender’s legal and other fees. At the option of the Lender, the note converts at $0.0025 per share. The conversion by the Lender of any portion of the Outstanding Balance shall only be exercisable in ten (10) tranches (each, a “Tranche”), consisting of an initial Tranche in an amount equal to $88,500 and nine (9) additional Tranches, each in the amount of $82,500, plus any interest, costs, fees or charges accrued thereon or added thereto under the terms of this Note. The Note carries a 10% interest rate and matures on the seventeenth month after funding. Typenex funded $75,000 on April 1, 2014 (the “Funding Date”) and also delivered nine (9) secured promissory notes to the Company, each in the amount of $75,000. Each payment received will constitute an “Issue Date”. The Company also granted Typenex the right to purchase at any time on or after each Issue Date until the date which is the last calendar day of the month in which the fifth anniversary of the Issue Date occurs (the “Expiration Date”), a number of fully paid and non-assessable shares (the “Warrant Shares”) of the Company’s common stock, par value $0.001 per share equal to $41,250 divided by 55% of the average of the three lowest days closing price, with an exercise price of $0.0025. As of the Funding Date, the approximate warrant value based on the Black Scholes warrant calculation formula was $85,700. The Company recorded the amount as a discount to the convertible promissory note and will amortize the discount to interest expense over the life of the loan. For the three months ended June 30, 2014, the Company expensed $22,872, included in interest expense. The recalculated warrant value as of June 30, 2014 was $93,721 and the Company recorded an expense of $8,012 included in derivative liability expense as of June 30, 2014.

Pursuant to certain defaults and remedies clauses contained in the terms and conditions of the Typenex Note, the Company estimated the value of the conversion feature to be $474,000 based on the Black Scholes formula. The calculation included the conversion factor to be 55% of the average of the lowest three days closing prices of the 20 trading days immediately preceding conversion. The Company recorded the $474,000 as a discount to the Typenex Note and will amortize the discount to interest expense, over the life of the loan. For the three and six months ended June 30, 2014, the Company recorded interest expense of $123,240. The Company revalued the conversion feature as of June 30, 2014 to be $100,765 and recorded a credit to derivative liability expense of $373,235, the change in fair value of the convertible note.

On April 1, 2014 ($15,000) and April 23, 2014 ($12,500), the Company issued convertible promissory notes to Carebourn Capital. The notes bear interest at 8% per annum and mature nine months from the date of issuance. The conversion price of the notes is equal to a 50% discount to the average of the three lowest day closing prices for the ten trading days immediately preceding conversion. As of June 30, 2014, the principal balance of the notes remain outstanding.

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

Stock options and warrants:

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

On April 1, 2014, the Company issued a warrant to purchase shares of common stock of the Company equal to $41,250 divided by 55% of the average of the three lowest days closing price, and an exercise price of $0.0025. The warrants expire April 30, 2019 (see note 6).

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

FastFunds Financial Corporation
(Registrant)

Date: August 20, 2014	By: /s/ Henry Fong
Henry Fong
Chief Executive Officer