Form 10-K/A
period 2013-12-31
FASTFUNDS FINANCIAL CORP
filed 2014-10-31
CIK 779956

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Documents incorporated by reference: None

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Fastfunds Financial Corporation for the period ended December 31, 2013 (the “Form 10-K/A”) is amending the Annual Report on Form 10-K originally filed with the Securities and Exchange Commission on April 15, 2014 (the “Original Report”). We are filing this Form 10-K/A to reflect our responses to comments by the Securities & Exchange Commission.

We have amended the following sections of this report:

Part I.

Item 1. Description of Business.

Item 1A. Risk Factors – Risks Associated with our Company and History.

Part II.

Item 5. - Market for Registrant’s Common Equity, Related Stockholder Matters.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance.

Part IV.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

This Form 10-K/A also contains currently dated certifications as Exhibits 31.1 and 32.1 by the Company’s current Chief Executive Officer and Chief Financial Officer.  This Form 10-K/A does not reflect events occurring after the filing of the Original Report except as provided for in the amended sections listed above, and no attempt has been made herein to modify or update the other disclosures that may have been affected by subsequent events.  Accordingly, this Form 10-K/A should be read in conjunction with our other filings with the SEC.

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

In their opinion letter for the fiscal year ended December 31, 2013, our auditors included an explanatory paragraph that disclosed conditions that raise concerns about the Company's ability to continue as a going concern. Please refer to the audited financial statements and accompanying auditors report within this filing.

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

We may be subject to liability for failure to comply with the requirements of Regulation 14C under the Securities Exchange Act of 1934 (the “Exchange Act”).

On September 4, 2014 we filed a Form 8-K announcing the increase in our authorized common stock from 6,000,000,000 shares to 9,000,000,000 effective as of August 25, 2014. We received approval from our majority shareholder and Board, however, we did not comply with the disclosure requirements of Regulation 14C under the Exchange Act prior to the effective date of such corporate action. As a result of our failure to comply with Regulation 14C, the SEC may bring an enforcement action or commence litigation against us for failure to comply with Regulation 14C. If any claims or actions were to be brought against us relating to our lack of compliance with Regulation 14C, we could be subject to penalties, required to pay fines, make damages payments, or settlement payments. In addition, any claims or actions could force us to expend significant financial resources to defend ourselves, could divert the attention of our management from our core business and could harm our reputation. However, we believe that the potential for any claims or actions is not probable.

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

Our common stock is not listed on any exchange; however, market quotes for the Company’s common stock (under the symbol FFFC) may be obtained from the Over-the-Counter Pink Marketplace. The service is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter securities. The table below states the quarterly high and low bid prices for the common stock as reported by the bulletin board service. However, such Over-the-Counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(a)(b)(c)	Identification of directors, executive officers and certain significant persons

Name	Age	Offices Held	Length of service

Henry Fong	78	Chairman	Since June 2004
		Chief Executive Officer	From June 7, 2004 through July 2004; Since January 22, 2014

Barry Hollander	56	Acting Chief Executive Officer	From January 2007 through January 22, 2014
		Director	From May 25, 2013 through January 22, 2014

Our directors hold office until their respective successors have been duly elected and qualified by our Board of Directors. Officers are appointed by our Board of Directors and hold office until their successors are duly elected and qualified.

No arrangement exists between any of the above officers and directors pursuant to which any one of those persons was elected or appointed to such office or position.

(d)	Family relationships.

None.

(e)	Business experience.

HENRY FONG

Mr. Fong became the Company’s chairman and chief executive officer (“CEO”) upon the effectiveness of the Merger on June 7, 2004. In July 2004, Mr. Fong resigned the CEO role, upon the appointment of Mr. Graham Newall as CEO. Mr. Fong assumed the role as CEO on January 22, 2014. Mr. Fong has served in a variety of roles for other public corporations. Mr. Fong has been a Director of SurgLine International, Inc. (“SurgLine”), formerly China Nuvo Solar Energy, Inc. (“China Nuvo”) since March 2002. Mr. Fong served as the President of China Nuvo form March 2002 through September 2011.Mr. Fong has been president and a director of Alumifuel Power Corporation, (“Alumifuel”) formerly, Inhibiton Therapeutics, Inc. since its inception in May 2004. Alumifuel is a publicly held company developing hydrogen generation products, and Mr. Fong was the president, treasurer and a director of Hydrogen Power, Inc., formerly Equitex, Inc. from its inception in January 1983 to January 2007. From 1959 to 1982 Mr. Fong served in various accounting, finance and budgeting positions with the Department of the Air Force. During the period from 1972 to 1981 he was assigned to senior supervisory positions at the Department of the Air Force headquarters in the Pentagon. In 1978, he was selected to participate in the Federal Executive Development Program and in 1981, he was appointed to the Senior Executive Service. In 1970 and 1971, he attended the Woodrow Wilson School, Princeton University and was a Princeton Fellow in Public Affairs. Mr. Fong received the Air Force Meritorious Civilian Service Award in 1982. Mr. Fong has passed the uniform certified public accountant exam. In March 1994, Mr. Fong was one of twelve CEOs selected as Silver Award winners in FINANCIAL WORLD magazine’s corporate American “Dream Team.”

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

Date: October 31, 2014	FASTFUNDS FINANCIAL CORPORATION (Registrant)
By /S/ HENRY FONG
Principal Executive Officer
Principal Accounting Officer
Director