Form 10-Q
period 2014-09-30
FASTFUNDS FINANCIAL CORP
filed 2014-11-19
CIK 779956

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended September 30, 2014
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _______to_______

Commission File No. 000-33053

FASTFUNDS FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	87-0425514
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes  ☐      No  ☑

Number of shares of outstanding of the Registrant’s $0.001 par value common stock as of November 15, 2014 was 8,343,747,434 shares.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NINE MONTHS ENDED SEPTEMBER 30, 2014 and 2013

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$45,119	$2,057
Accounts receivable	151,527	51,551
Notes receivable	62,050	—
Prepaid expenses	25,000	—
Deferred financing costs	13,139	4,409
Other current assets	76	1,143

Total current assets	296,911	59,160

Other assets	2,150	200
Goodwill	85,362	—
Long term investments (Note 4)	89,575	89,575

Total other assets	177,087	89,775

Total assets	$473,998	$148,935

LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

Current liabilities:
Accounts payable	$856,943	$724,387
License fee payable	250,000	250,000
Due to related party	75,000	75,000
Accrued expenses, including related parties $28,833 (2014) and $101,419 (2013) (Note 5)	3,583,430	3,481,723
Notes Payable	60,000	—
Convertible promissory notes (Note 6), including related parties of $102,422 (2014) and $170,338 (2013)	2,193,141	2,282,932
Litigation contingency (Note 7)	2,484,922	2,484,922
Convertible debentures payable, net	536,799	333,082
Derivative liabilities (Note 6)	718,098	535,862

Total current liabilities	10,758,333	10,167,908

Commitments and contingencies (Notes 4, 6,and 8)

Stockholders' equity deficiency (Note 8):
Preferred stock, $.001 par value; 5,000,000 shares authorized; Class A preferred stock, $0.001 par value; 1,000,000 shares authorized; 819,000 shares issued and outstanding	819	819
Class B preferred stock, $0.001 par value; 2,000,000 shares authorized; 1,791,667 shares issued and outstanding	1,792	1,792
Class C preferred stock, $0.001 par value; 1,000 shares authorized; 1,000 shares shares issued and outstanding (2014)	1	—
Common stock, $.001 par value; 9,000,000,000 shares authorized; 7,657,031,016 (2014) and 1,192,337,212 (2013) shares issued and outstanding	7,657,031	1,192,338
Additional paid-in capital	8,497,444	13,340,216
Treasury stock, 30,000,000 shares of common stock	—	—
Accumulated deficit	(26,483,749)	(24,611,757)

Total stockholders' deficiency	(10,326,662)	(10,076,592)
Less noncontrolling interests	42,327	57,619
Total deficit	(10,284,335)	(10,018,973)

Total liabilities and stockholders' deficit	$473,998	$148,935

See notes to condensed consolidated financial statements

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Revenue, net	$235,560	$7,646	$249,926	$23,369

Operating expenses:
Cost of Sales	186,559	—	186,559	—
Processing fees	6,259	6,659	19,112	20,011
Returned checks (collected)	—	(150)	(1,420)	(1,322)
Other	356	417	1,150	1,199

Total operating expenses	193,174	6,926	205,401	19,888

Gross profit	42,386	720	44,525	3,481

Selling, general and administrative	235,675	55,273	582,277	163,699
Loss from operations	(193,289)	(54,553)	(537,752)	(160,218)

Other income (expense):
Interest expense	(583,353)	(178,742)	(1,403,876)	(819,708)
Derivative liability income (expense)	13,229	4,911	54,344	(113,990)
Total other expense	(570,124)	(173,831)	(1,349,532)	(933,698)

Net loss	$(763,413)	$(228,384)	$(1,887,284)	$(1,093,916)

Less: Loss attributable to non-controlling interest	$(15,292)	$—	$(15,292)	$—

Net Loss attributable to Common Stockholders	$(748,121)	$(228,384)	$(1,871,992)	$(1,093,916)

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding Basic and diluted	5,597,476,619	252,109,125	4,282,183,679	183,564,834

See notes to condensed consolidated financial statements

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

	2014	2013
Cash flows from operating activities:
Net loss	$(1,887,284)	$(1,093,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of preferred stock as compensation	106,673	—
Amortization of discount on convertible notes	918,750	402,195
Initial derivative liability expense on convertible debentures	—	59,812
Change in fair vailue of derivative liability	(54,344)	54,178
Amortization of deferred financing costs	11,792	15,592
Default penalty	—	40,900
Decrease (increase) in assets:
Accounts receivable	20,989	(4,305)
Other current assets	(24,933)	50
Increase (decrease) in liabilities
Accounts payable and accrued expenses	270,317	422,605

Net cash used in operating activities	(638,039)	(102,889)

Cash flows from investing activities:
Payment on issuance of note receivable	(25,000)	—
Cash paid for acquisition	(100,000)	—
Cash acquired in acquisition	133,806	—

Net cash provided by investing activities	8,806	—

Cash flows from financing activities:
Borrowings on convertible notes, net	672,295	191,500
Borrowings on notes and loans payable, related	—	4,400
Borrowings on notes and loans payable, other	—	21,200
Repayments on notes and loans payable, related	—	(100,700)
Repayments on notes and loans payable, other	—	(4,500)
Payment of deferred financing costs	—	(7,100)

Net cash provided by financing activities	672,295	104,800

Net increase in cash and cash equivalents	43,062	1,911
Cash and cash equivalents, beginning	2,057	218

Cash and cash equivalents, ending	$45,119	$2,129

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Schedule of Non-Cash Investing and Financing Activites
Conversion of convertible notes and interest to common stock	$724,164	$10,400
Reclass of derivative liability to equity upon conversion of convertible debt	$756,556	$257,311
Conversion of convertible debentures to common stock	$—	$269,149
Conversion of accounts payable, accrued liabilities and accrued interest to common stock	$—	$6,089

See notes to condensed consolidated financial statements

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

Carbon has an exclusive US license related to provisional patent Serial number 61/077,376 and a US Patent to be issued. The patent titled, “METHOD OF SEPARATING CARBON DIOXIDE”, related to methods of decomposing a gaseous medium, more specifically, relating to methods of utilizing radio frequency energy to separate the elemental components of gases such as carbon dioxide. ATD plans to commence research and development with a goal of potential commercialization; subject to financing, but has not commenced these activities as of the date of this report

On October 7, 2013, the Company formed Financiera Moderna (“FM”), as a wholly-owned subsidiary to develop and market financial products and services target for the Hispanic community. The spectrum of financial products to be offered includes insurance, secured credit cards, debit cards, mortgage products and financial literacy tools.

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

On February 17, 2014, the Company and CA entered into a consulting agreement with Merchant Business Solutions, Inc. (“MBS”). CA will provide consulting services to MBS regarding seeking potential business opportunities, financial opportunities, and general business development in exchange for 49% of Cannabis Merchant Financial Solutions, Inc. (“CMFS”) a new subsidiary of MBS. CMFS has had no activity through the date of this report.

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

On April 17, 2014, the Company and its wholly-owned subsidiary CA announced a Merchant Payment Processing Agreement to offer a debit card payment solution for retail cannabis dispensaries. This program will be offered through CMFS, the Company's 49% owned subsidiary. This payment solution allows dispensaries to accept debit and credit cards by using the PIN number associated with the card being used. The company has not yet offered this program to customers.

On July 8, 2014, The Company announced the formation of The 420 Development Corporation, a newly formed wholly owned subsidiary of the Company that will focus exclusively on the acquisition of operational companies that support the development of the ever-expanding cannabis industry.  The 420 Development Corporation will seek to identify acquisition candidates within the industry that have the potential to add significant shareholder value once completed.

On July 24, 2014, the Company and its wholly-owned subsidiary, The 420 Development Corporation, announced the closing of a purchase agreement with Ohio-based Brawnstone Security, LLC (“Brawnstone”). Brawnstone is a licensed armed security, private investigation, security technology solution provider and tactical training company servicing active accounts with several Government affiliated HUD housing establishments, schools, and industrial facilities across the Ohio region. Under the terms of the purchase agreement, the Company, through its subsidiaries, now owns a 70% interest in Brawnstone. The purchase price, disclosed in the Membership Interest Purchase Agreement and Assignment of Membership Interest Agreement dated July 23, 2014, was $160,000. The Company remitted $100,000 in cash and issued a $60,000 note payable bearing 8% interest to complete the purchase. The company also assumed accrued expenses of $181,083 The total purchase price of $341,083 was allocated to cash of $133,806, accounts receivable of $120,965, prepaid expenses of $950, and goodwill of $85,312.

Going concern and management’s plans:

In the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. The Company’s interim financial statements for the three and nine months ended September 30, 2014 and 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company reported a net loss of $1,887,284 for the nine months ended September 30, 2014, and has a working capital deficit of $10,461,422 and an accumulated deficit of $26,483,749 as of September 30, 2014. Moreover, the Company presently has no significant ongoing business operations or sources of revenue and has little resources with which to obtain or develop new operations.

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

2. Summary of significant accounting policies:

Basis of presentation and principles of consolidation:

The accompanying condensed consolidated financial statements have been prepared by the Company without audit and include the consolidated accounts of Fastfunds Financial Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (SEC) on April 15, 2014. Interim results of operations for the nine months ended September 30, 2014 are not necessarily indicative of future results for the full year. Certain amounts from the 2014 period have been reclassified to conform to the presentation used in the current period.

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

Goodwill:

Goodwill represents the excess of the purchase price over the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in an acquisition. Accounting Standards Codification (“ASC”)-350-30-50 “Goodwill and Other Intangible Assets” requires the testing of goodwill and indefinite-lived intangible assets for impairment at least annually. The Company tests goodwill for impairment in the fourth quarter each year. The Company has yet to perform an impairment assessment as the Company’s goodwill was the result of an acquisition during the three months ended September 30, 2014.

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

Loss per share:

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants, and common stock underlying convertible promissory notes are not considered in the calculations for the nine month periods ended September 30, 2014 and 2013, as the impact of the potential common shares, which total 12,897,520,000 and 1,117,370,542, respectively, would be anti-dilutive.

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

There were no options granted during the three and nine months ended September 30, 2014 and 2013.

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

Reclassifications

Certain prior period balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' deficiency.

Recent Accounting Pronouncements Not Yet Adopted

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

On March 19, 2014, the Company advanced $25,000 to Worldwide Marijuana Investments, Inc. (“WMI”) in exchange for a $25,000 promissory note. Interest of 12% per annum is payable in monthly installments, along with a monthly principal amount of $500 beginning April 1, 2014 for twelve months, at which time the remaining principal amount and interest will be due in full. As of September 30, 2014, the outstanding principal amount on the promissory note is $22,200.

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

On July 24, 2014, the Company, through its wholly-owned subsidiary, The 420 Development Corporation, acquired a 70% interest in Brawnstone. Brawnstone is a licensed armed security, private investigation, security technology solution provider and tactical training company servicing active accounts with several Government affiliated HUD housing establishments, schools, and industrial facilities across the Ohio region. The purchase price, disclosed in the Membership Interest Purchase Agreement and Assignment of Membership Interest Agreement dated July 23, 2014, was $160,000. The Company remitted $100,000 in cash and issued a $60,000 note payable bearing 8% interest in the closing of the acquisition. On the acquisition date, the company assumed the assets of Brawnstone, including $133,805 in cash and cash equivalents, $120,965 in accounts receivable, all of which is classified as current and collectable, and $950 in other assets, as well as liabilities including accounts payable of $181,083. The Company also recognized goodwill of $85,362, included on the September 30, 2014 balance sheet, as a result of the acquisition.

5. Accrued liabilities:

Accrued liabilities at September 30, 2014 and December 31, 2013 were $3,583,430 and $3,481,723, respectively, and were comprised of:

	2014	2013
Legal fees	$23,594	$215,218
Interest	3,222,570	2,896,763
Consultants and advisors	134,524	166,600
Registration rights	98,013	98,013
Other	104,728	105,119
	$3,583,430	$3,481,723

6. Promissory notes, including related parties and debenture payable:

Promissory notes, including related parties at September 30, 2014 and December 31, 2013, consist of the following:

	2014	2013
Promissory notes payable:

Various, including related parties of $129,547 (2014) and $170,338 (2013); interest rate ranging from 8% to 10% [A]	$102,422	$192,213

Notes payable; interest rates ranging from 9% to 15%; interest payable quarterly; the notes are unsecured, matured on February 28, 2008; currently in default and past due [B]	2,090,719	2,090,719

	$2,193,141	$2,282,932

[A]	Pursuant to a November 4, 2011 Board of director resolution, these notes are convertible at conversion rates, determined at the discretion of the board of directors. During the nine months ended September 30, 2014 the Company issued notes of $5,000 (to related parties) and made payments of $94,791 (including $89,791 to related parties).

[B]	These notes payable (the “Promissory Notes”) originally became due on February 28, 2007. The Company renewed $283,000 of the Promissory Notes on the same terms and conditions as previously existed. In April 2007 the Company, through a financial advisor, restructured $1,825,000 of the Promissory Notes (the “Restructured Notes”). The Company has accrued an expense of $36,500 to compensate the financial advisor 2% of the Restructured Notes as well as having issued 150,000 shares of common stock to the financial advisor. The Restructured Notes carry a stated interest rate of 15% (a default rate of 20%) and matured on February 28, 2008. The Company has not paid the interest due since June 2007, and no principal payments on the Promissory Notes have been made since 2008 and accordingly, they are in default. Accrued interest on these notes total $3,119,686 and is included in accrued expenses on the consolidated balance sheets.

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

In January 2008, the Company and the three guarantors received a complaint filed by the financial advisor (acting as agent for the holders of the Restructured Notes) and the holders of the Restructured Notes. The claim is seeking $1,946,250 plus per diem interest beginning January 22, 2008 at the rate of twenty percent (20%) per annum plus $37,000 due the financial advisor for unpaid fees. The court has ruled in favor of a motion for summary judgment filed by certain of the plaintiffs and a judgment was entered on August 18, 2009 in the total amount of $2,482,922 in principal and interest on the notes, $40,920 in related claims and $124,972 in attorney’s fees and expenses. The Company is not aware of any payments being made by any of the guarantors and accordingly, the Company includes these liabilities on the September 30, 2014 and December 31, 2013 balance sheets promissory notes payable and accrued expenses.

Debenture payable:

2012 Notes

On October 9, 2012, the Company issued a $5,000 convertible promissory note to Carebourn Capital LP (“Carebourn”). The Carebourn note was due on demand, bears interest at 8% per annum and had a conversion feature similar to the 2013 Asher Notes (defined below). During the nine months ended September 30, 2014, the Company issued 4,849,217 shares of common stock upon conversion of the note and $696 of accrued and unpaid interest. As of September 30, 2014, the note has been fully satisfied.

On October 17, 2012, the Company issued a $25,000 convertible promissory note to Continental Equities, LLC (“Continental”). On March 26, 2013, Carebourn acquired the Continental note from Continental. During the year ended December 31, 2013, the Company issued 18,737,288 shares of common stock to Carebourn Partners, LLC. (“Carebourn Partners”) and Carebourn Partners’ assignee upon the conversion of the acquired Continental note. During the nine months ended September 30, 2014, the Company issued 5,414,365 shares of common stock for $3,411 of accrued and unpaid interest. As of September 30, 2014, the note has been fully satisfied.

On October 24 and 29, 2012, the Company issued convertible promissory notes of $9,000 and $16,000 (“the 2012 Gel Notes”) respectively, to GEL Properties, LLC (“Gel”) The conversion price for the 2012 Gel Notes was equal to 50% of the lowest closing bid price of the Common Stock as reported on the exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future with a floor of $0.0001 per share, for any of the five trading days including the day upon which a Notice of Conversion is received by the Company. If the shares had not been delivered within 3 business days, the Notice of Conversion may be rescinded. Accrued but unpaid interest were also subject to conversion. No fractional shares or scrip representing fractions of shares were to be issued on conversion, but the number of shares issuable were to be rounded to the nearest whole share. Also in October 2012, the Company issued four (4) additional notes to Gel in the aggregate, as amended, $85,000, and Gel issued the Company four secured promissory notes, one for $25,000 and three each in the amount of $20,000, initially due June 21, 2013. Gel funded $65,000 of the notes to the Company during the year ended December 31, 2013, and the remaining $20,000 was funded on January 28, 2014. During the year ended December 31, 2013, the Company issued 288,467,551 shares of common stock in satisfaction of $63,145 of the Gel 2012 Notes. As of December 31, 2013, the Company had $26,855 of principal amounts outstanding to Gel. During the nine months ended September 30, 2014, the Company issued 314,508,480 shares of common stock in satisfaction of $46,855 of the 2012 Gel Notes. As of September 30, 2014, the 2012 Gel Notes have been satisfied.

On November 1, 2012, the Company issued a convertible promissory note to David Schaper (“Schaper”) in the amount of $269,858 in exchange for previously accrued legal fees. The note bears interest at 8% per annum and is convertible at a conversion price for each share of common stock equal to 50% of the average of the lowest three trading prices (as defined in the note agreements) per share of the Company’s common stock for the ten trading days immediately preceding the date of conversion. During the year ended December 31, 2013, the Company issued 419,203,501 shares of common stock upon the conversion of $103,188 of the Note. As of December 31, 2013, the balance of the note was $166,670. During the nine months ended September 30, 2014, the Company issued 1,344,201,542 shares of common stock upon the conversion of $163,670 of the Note. As of September 30, 2014, the balance of the note is $3,000.

2013 Notes

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

On March 14, 2013 the Company issued a convertible promissory note for $46,000 to an accredited investor (the “March 2013 Note”). The March 2013 Note, was due eight months from issuance and bears an interest rate of 8% per annum, and in the case of an event of default increases to 12% per annum (“the Default Rate”). The conversion feature of the 2013 Note is a 50% discount to the average of the three lowest day closing bid prices for the ten trading days prior to conversion. The March 2013 Note matured November 14, 2013, is in default, and the Default Rate was effective at that date. During the nine months ended September 30, 2014, the Company issued 78,000,000 shares of common stock upon conversion of $3,900 of the note. The balance of the March 2013 Note is $42,100 as of September 30, 2014.

On April 8, 2013, the Company issued a convertible promissory note to Schaper for $5,000. During the nine months ended September 30, 2014, the Company issued 100,000,000 shares of common stock upon the conversion of the note. As of September 30, 2014, the note has been satisfied.

On April 26, 2013, the Company issued a convertible promissory note for $50,000 to an unaffiliated accredited investor. During the nine months ended September 30, 2014, the Company issued 167,359,375 shares of common stock upon the conversion of the note and $3,555 of accrued and unpaid interest. As of September 30, 2014, the note has been fully satisfied.

On June 6, 2013 ($12,000), July 12, 2013 ($12,500) and August 9, 2013 ($6,250) the Company issued convertible promissory notes to Carebourn Partners. During the nine months ended September 30, 2014, the Company issued 86,757,922 shares of common stock upon the conversion of these notes and $1,024 of accrued and unpaid interest. As of September 30, 2014, these notes have been satisfied.

On August 9, 2013, the Company issued a $6,250 note to Linrick Industries, LLC. During the nine months ended September 30, 2014, the Company issued 10,268,561 shares of common stock upon the conversion of the note and $250 of accrued and unpaid interest in full satisfaction of this note.

On August 22, 2013, the Company issued a $6,000 convertible promissory note to Schaper. During the nine months ended September 30, 2014, the Company issued 40,000,000 shares of common stock upon conversion of $4,000 of this note. The outstanding principal balance on this note is $2,000 as of September 30, 2014.

On September 3, 2013 ($32,500) and October 17, 2013 ($37,500), the Company issued convertible promissory notes to Asher Enterprises, Inc. (“Asher” and “2013 Asher Notes”). Among other terms the 2013 Asher Notes are due nine months from their issuance date, bear interest at 8% per annum, are payable in cash or shares at the Conversion Price as defined herewith, and are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 50% of the average of the lowest three trading prices (as defined in the note agreements) per share of the Company’s common stock for the ten trading days immediately preceding the date of conversion. Upon the occurrence of an event of default, as defined in the Note, the Company is required to pay interest at 22% per annum and the holders may at their option declare the 2013 Notes, together with accrued and unpaid interest, to be immediately due and payable. In addition, the 2013 Notes provide for adjustments for dividends payable other than in shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company. During the nine months ended September 30, 2014, the Company issued 114,682,540 shares of common stock upon conversion of $70,000 of the notes and $2,800 of accrued and unpaid interest. As of September 30, 2014, these notes have been satisfied.

On October 7, 2013, the Company issued a $3,500 convertible note to AU Funding, LLC in exchange for the cancellation of accounts payable of $3,500. During the nine months ended September 30, 2014, the Company issued 75,676,800 shares of common stock upon the conversion of the note and $284 of accrued and unpaid interest in full satisfaction of this note.

On October 7, 2013, the Company issued a $5,000 convertible note to Corizona Mining Partners, LLC in exchange for the cancellation of $5,000 of accounts payable. During the nine months ended September 30, 2014, the Company issued 100,000,000 shares upon conversion of the note. As of September 30, 2014, the note has been fully satisfied.

On October 18, 2013, the Company issued four (4) convertible notes each in the amount of $25,625 to Gel (the 2013 Gel Notes). The conversion price for the 2013 Gel Notes is equal to 50% of the lowest closing bid price of the Common Stock as reported on the exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future with a floor of $0.0001 per share, for any of the five trading days including the day upon which a Notice of Conversion is received by the Company. If the shares have not been delivered within 3 business days, the Notice of Conversion may be rescinded. Accrued but unpaid interest shall be subject to conversion. No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded to the nearest whole share. Also on October 18, 2013, Gel issued the Company four secured promissory notes, each in the amount of $25,000, due April 21, 2014. The Company received the $100,000 on March 6, 2014. During the nine months ended September 30, 2014, the Company issued 566,556,001 shares upon conversion of $83,295 of the notes. As of September 30, 2014, the four convertible promissory notes in the aggregate of $19,205 of principal amount owed Gel was outstanding.

On November 19, 2013, the Company issued a $16,500 convertible note to Carebourn Capital L.P. During the nine months ended September 30, 2014, the Company issued 67,766,920 shares upon the conversion of the note. As of September 30, 2014, the note has been satisfied.

On November 22, 2013, the Company issued a $35,000 (the Fong Note) and $30,000 (the Hollander Note) convertible note to Mr. Fong and Mr. Hollander, respectively, for the cancellation of accrued and unpaid fees. During the nine months ended September 30, 2014, the Company issued 230,000,000 shares of common stock in satisfaction of $22,000 of the Hollander note. The outstanding principal balances of the Fong and Hollander notes as of September 30, 2014 are $35,000 and $8,000 respectively.

2014 Notes

On January 28, 2014, the Company issued a convertible promissory note to Mr. Fong for $25,500 in satisfaction of accrued and unpaid fees due Mr. Fong. Also on January 28, 2014, the Company entered into a Debt Settlement and Release Agreement (the “DSR”) with Mr. Fong, Mary Virginia Knight (“Knight”) or Knight assigns. Pursuant to the DSR, the Company has issued 300,000,000 shares of common stock to the Knight assign, in cancellation and satisfaction of $15,000 of the convertible note due Mr. Fong. As of September 30, 2014, the outstanding principal balance of this note is $10,500.

On February 10, 2014, the Company issued two (2) convertible promissory notes in the amounts of $95,814 and $95,813 in exchange for previously accrued legal fees. The notes bear interest at 8% per annum and are convertible at a conversion price for each share of common stock equal to 50% of the average of the lowest three trading prices (as defined in the note agreements) per share of the Company’s common stock for the ten trading days immediately preceding the date of conversion. As of September 30, 2014, the balances of the notes are outstanding.

On February 4, 2014 ($32,500) and March 5, 2014 ($27,500), the Company issued convertible promissory notes to Asher, under the same terms and conditions as the 2013 Asher Notes. The Company received $55,000 cash after debt issuance costs of $5,000. The debt issuance costs will be amortized over the earlier of the twelve month term of the Note or any redemptions and accordingly $1,389 and $5,000 has been expensed as debt issuance costs (included in interest expense) for the three and nine months ended September 30, 2014, respectively. During the nine months ended September 30, 2014, the Company issued 881,583,333 shares of common stock upon conversion of $60,000 of the notes and $2,400 of accrued and unpaid interest .As of September 30, 2014, these notes have been satisfied.

On February 20, 2014, the Company issued two (2) convertible promissory notes, each in the amount of $40,000 to LG Capital (“LG”). The Company received $38,000 after debt issuance costs of $2,000 and a $40,000 secured promissory note. The debt issuance costs will be amortized over the earlier of the twelve month term of the Note or any redemptions and accordingly $611 and $2000 has been expensed as debt issuance costs (included in interest expense) for the three and nine months ended September 30, 2014, respectively. During the nine months ended September 30, 2014, the Company issued 835,193,931 shares of common stock in satisfaction of $40,000 in convertible note principal and $1,759 of accrued and unpaid interest. As of September 30, 2014, the outstanding principal balance of these notes is $40,000.

On March 3, 2014, the Company issued a $52,500 convertible promissory note to Carebourn Capital. The note is due on demand, bears interest at 8% and is convertible at a 50% discount of the average of the three lowest day’s closing prices for the ten (10) days preceding conversion. The conversion price cannot exceed 250% of the market price as of the date of the executed term sheet by the parties. The Company received $50,000 after debt issuance costs of $2,500 which will be amortized over the six month term of the Note or any redemptions and accordingly $875 and $2,500 has been expensed as debt issuance costs (included in interest expense) for the three and nine months ended September 30, 2014, respectively. During the nine months ended September 30, 2014, the Company issued 592,658,666 shares of common stock in full satisfaction of the convertible note principal and $1,398 of accrued and unpaid interest. As of September 30, 2014, the note has been fully satisfied.

On March 6, 2014 the Company issued a $50,000 convertible promissory note to Gel, under the same terms and conditions as the 2012 Gel Notes. As of September 30, 2014, the outstanding principal balance of this note is $50,000.

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

On April 1, 2014 ($15,000) and April 23, 2014 ($12,500), the Company issued convertible promissory notes to Carebourn Capital. During the nine months ended September 30, 2014, the Company issued 510,880,000 shares of common stock in satisfaction of $25,544 in convertible note principal. As of September 30, 2014, the outstanding principal balance of these notes is $1,956.

On May 16, 2014, the Company issued a $27,000 convertible promissory note, bearing interest at 12% per annum, to WHC Capital, LLC. The Company received $25,000 after debt issuance costs of $2,000, which will be amortized over the earlier of the one year term of the Note or any redemptions. Accordingly, $1,000 and $1,533 has been expensed for the three and nine months ended September 30, 2014, as debt issuance costs (included in interest expense). As of September 30, 2014, the principal balance of $27,000 remains outstanding.

On July 11, 2014, the Company issued a $42,750 convertible promissory note to Auctus Private Equity Fund, LLC. . The note is due on demand, bears interest at 8% and is convertible at a 45% discount of the average of the two lowest day’s closing prices for the twenty five (25) days preceding conversion. The conversion price may be adjusted downward if, within three (3) business days of the transmittal of the Notive of Converstion, the Common Stock has a closing bid which is 5% or lower than that set forth in the Notice of Conversion. The company received $37,750 after debt issuance costs of $5,000, which will be amortized over the earlier of the one year term of the Note or any redemptions. Accordingly, $2,222 has been expensed for the three and nine months ended September 30, 2014, as debt issuance costs (included in interest expense). As of September 30, 2014, the full principal balance of $42,750 remains outstanding.

On July 16, 2014, the Company issued a convertible promissory note for $50,000 to an unaffiliated accredited investor. The note is due on demand, bears interest at 8% and is convertible at 50% discount of the average of the three lowest day’s closing prices for the ten (10) days preceding conversion. As of September 30, 2014, the full principal balance of $50,000 remains outstanding.

On July 24, 2014, the Company issued a promissory note for $60,000 to the sole owner of Brawnstone Security, LLC to fund the acquisition of 70% of Brawnstone. The note bears 8% interest per annum, and is due no late than October 15, 2014. As of September 30, 2014, $800 of interest related to this note has been accrued.

On July 22, 2014 ($52,500), August 28, 2014 ($27,500), and September 19, 2014 ($27,500) the Company issued convertible promissory notes to Carebourn Capital. The Company received $100,000 after debt issuance costs of $7,500, which will be amortized over the earlier of the one year term of the Note or any redemptions. Accordingly, $1,542 has been expensed for the three and nine months ended September 30, 2014, as debt issuance costs (included in interest expense). As of September 30, 2014, the principal balance of $107,500 remains outstanding.

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

The fair value of the conversion features embedded in the 2014 Notes as of their dates of issuance and in their entirety as of September 30, 2014 was determined to approximate their fair intrinsic value due to the terms of conversion.

The inputs used to estimate the fair value of the derivative liabilities are considered to be level 3 inputs within the fair value hierarchy.

A summary of the derivative liabilities related to convertible notes as of December 31, 2013 and September 30, 2014 is as follows:

Derivative Liability Balance 1/1/14	Initial Derivative Liability	Redeemed convertible notes	Fair value change- nine months ended 9/30/14	Derivative Liability Balance 9/30/14
$ 535,862	993,137	(756,556)	(54,345)	$ 718,098

A summary of debentures payable as of September 30, 2014 is as follows:

Face Value
2012 Notes	$171,670
2013 Notes	$349,255
2014 Notes	$201,798
Note discount	$(185,924)
Total	$536,799

7. Commitments and contingencies:

Litigation:

The Forest County Potawatomi Community (“FCPC”) has initiated an action against Chex, an inactive subsidiary of the Company, in the FCPC tribal court asserting that Chex breached a contract with FCPC during the 2002 to 2006 time period. Chex is inactive and did not defend this action. On October 1, 2009 a judgment was entered against Chex in the FCPC Tribal Court in the amount of $2,484,922. The Company has included $2,484,922 in litigation contingency on the consolidated balance sheets as of September 30, 2014 and December 31, 2013.

The Company is involved in various claims and legal actions arising in the ordinary course of business. The ultimate disposition of these matters may have a material adverse impact either individually or in the aggregate on future consolidated results of operations, financial position or cash flows of the Company.

Marketing Agreement:

On February 25, 2014, the Company entered into a six (6) month agreement with Aeson Ventures, LLC. Pursuant to the agreement Aeson will develop an online marketing service and redevelop and thereafter maintain Company websites. The Company compensated Aeson $4,500 upon signing the agreement and has agreed to a monthly fee of $2,250 thereafter. Additionally, Aeson will receive 20,000,000 shares of Company common stock, upon the completion of the six month agreement. These shares have yet to be issued and have a grant-date fair value of approximately $2,000 as of September 30, 2014. After the initial six month term, the agreement becomes a month to month employment agreement, which either party can terminate with written notice to the other.

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

As of September 30, 2014, the Company had a tax net operating loss carry forward of approximately $5,229,000. Any unused portion of this carry forward expires in 2029. Utilization of this loss may be limited in the event of an ownership change pursuant to IRS Section 382.

9. Stockholders’ deficiency:

Common stock:

During the nine months ended September 30, 2014, the Company issued 6,464,694,820 shares of common stock upon the conversion of $724,164 of debentures payable and $34,519 of accrued and unpaid interest.

Preferred stock

There were no shares of Class A or B preferred stock issued during the nine months ended September 30, 2014.

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

There were no options granted during the three and nine months ended September 30, 2014.

All options outstanding at September 30, 2014 are fully vested and exercisable. A summary of outstanding balances at September 30, 2014 and December 31, 2013 is as follows:

			Weighted-
		Weighted-	Average	Aggregate
	Options	Average exercise price	Remaining contractual life	Intrinsic Value

Outstanding at January 1, 2014	990,000	$0.34	1.98	$0

Outstanding at September 30, 2014	990,000	$0.34	1.61	$0

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

11. Related party transactions:

Management and director fees:

For the three and nine months ended September 30, 2014, the Company accrued expenses of $37,500 and $75,000, respectively, for Mr. Fong, the Company’s President and Chairman. Mr. Fong received $73,576 in cash payments for the nine months ended September 30, 2014. In January 2014, the Company issued a convertible note to Mr. Fong in payment of $25,500 of accrued and unpaid fees. As of September 30, 2014, Mr. Fong is owed $1,424 for these services, included in accrued expenses on the balance sheet.

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

Notes payable:

As disclosed in Note 6, the Company has issued notes payable to various related parties. The balances of December 31, 2013 and September 30, 2014, and the activity for the nine months ended September 30, 2014 follows:

Noteholder	Balance 1/1/14	Additions	Payments	Balance 9/30/14
Gulfstream Financial Partners (1)	$1,750	$—	$1,750	$—
HPI Partners (1)	144,725	—	74,000	70,725
AFPW (1)	6,953	—	6,953	—
Henry Fong (1)	2,088	5,000	7,088	—
HF Services (1)	4,150	—	—	4,150
SurgLine Int’l (1)	10,672	—	—	10,672
Brawnstone Security, LLC	—	60,000	—	60,000
Total	$170,338	$65,000	$89,791	$145,547

All of the notes are due on demand and have interest rates of 8% to 10% per annum.

(1)	Mr. Henry Fong, an officer and director of the Company, is also an officer, director or control person of these entities.

12. Subsequent events:

From October 1, 2014, through November 14, 2014, the Company has issued 716,716,418 shares of common stock upon conversion of $39,775 of convertible promissory notes.

On October 9, 2014, FastFunds Financial Corporation issued an 8% convertible redeemable note in the amount of $26,500 to LG Capital Funding. The note is convertible into common stock at a conversions rate equal to 50% of the average of the three lowest trading prices during the 10 trading days immediately pror to the date of conversion.

On October 30, 2014, FastFunds Financial Corporation announced that they have entered into a distribution and marketing agreement for its Cannabis GreenCard product with WMII, Inc. ("WMII"). Through the Company's 49% ownership in Cannabis Merchant Financial Solutions, Inc. ("CMFS"), WMII has agreed to market the Company's Cannabis GreenCard through an extensive database developed over the past several months that contains over 1,000 medical and recreational dispensaries throughout the Colorado, Washington State and California regions. WMII has access to a large community of companies that service the cannabis industry. By leveraging these existing relationships, WMII will allow CMFS to gain access to their extensive list of prospective customers for the Company's Cannabis GreenCard product.

On November 3, 2014, FastFunds Financial Corporation issued a convertible promissory note in the amount of $27,500 to Carebourn Capital L.P. The note is convertible into common stock at a conversions rate equal to 50% of the lowest trading prices during the 10 trading days immediately prior to the date of conversion.

On November 5, 2014, FastFunds Financial Corporation announced the acquisition of a 49% equity stake in WMII, Inc. ("WMII"), a marketing and product distribution firm that specializes in cannabis related services. WMII is an early-stage company that is currently not generating any revenues. Developed over the past several months, WMII has built an extensive database of prospective customers and retail relationships that exceed over 1,000 medical and recreational dispensaries throughout the Colorado, Washington State and California regions. In addition to marketing the Company's Cannabis GreenCard, WMII will market several other products that it retains distribution rights to, such as the THC Test Kit.

On November 14, 2014, FastFunds Financial Corporation entered into a definitive licensing agreement with Nevada-based Chongson, Inc. pertaining to the production, promotion and sale of the Tommy Chong branded Cannabis GreenCard product.

Following a press release dated August 21, 2014, pertaining to the acquisition of GrowLightSupply.com, FastFunds Financial Corporation would like to disclose that they are no longer pursuing this opportunity. After conducting due-diligence on the company, the opportunity didn’t fit the acquisition criteria put in place by FastFunds.

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

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2013 and 2012. The financial statements presented for the nine months ended September 30, 2014 and 2013 include FFFC and its subsidiaries.

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

The Company’s financial statements for the nine months ended September 30, 2014 and 2013 have been prepared on a going concern basis, which contemplates the realization of its remaining assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred significant losses since its inception and has a working capital deficit of approximately $10,461,422 and an accumulated deficit of approximately $26,483,749 as of September 30, 2014. Moreover, it presently has minimal ongoing business operations or sources of revenue, and little available resources with which to obtain or develop new operations.

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

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2014, net cash used in operating activities was $638,039 compared to $102,889 for the nine months ended September 30, 2013. Net loss was $1,887,284 and $1,093,916 for the nine months ended September 30, 2014 and 2013, respectively. Included in the net loss for the nine months ended September 30, 2014 was $930,542 for the amortization of debt discounts and deferred financing costs related to convertible notes and $106,673 of stock compensation expense related to the issuance of 1,000 shares of Class C preferred stock. The current period loss also included operating expenses of approximately $205,401 and interest expense of $1,403,876 related to convertible promissory notes and convertible debentures. These amounts were partially offset by a credit to derivative liability expense of $54,344 due to the change in fair value of derivative liabilities.

The net loss for the nine months ended September 30, 2013 was impacted by $402,195 for the amortization of debt discounts and deferred financing costs related to convertible notes. Also included in the 2013 period is an initial derivative liability expense of $59,812 as a result of the fair value of newly issued convertible notes, $54,178 for the fair value change in derivative liabilities, and an increase in accrued expenses of $407,065.

Net cash used in investing activities for the nine months ended September 30, 2014, primarily consisted of an advance of $25,000 in exchange for a note receivable. Additionally, the Company paid $100,000 for the Brawnstone, LLC acquisition and received $133,806 in cash from the newly purchased subsidiary. There was no investing activity for the nine months ended September 30, 2013.

Net cash provided by financing activities for the nine months ended September 30, 2014 was $672,295 compared to $104,800 for the nine months ended September 30, 2013. During the nine months ended September 30, 2014, the Company received $672,295 from the issuance of convertible notes. The 2013 amount was comprised of $191,500 received from the issuance of convertible notes and $21,200 from the issuance of notes payable ($4,400 from related parties). The Company repaid $100,700 of related party notes payable and paid $7,100 of deferred financing fees.

For the nine months ended September 30, 2014, cash and cash equivalents increased by $43,062 compared to an increase of $1,911 for the nine months ended September 30, 2013. Ending cash and cash equivalents at September 30, 2014 was $45,119 compared to $2,129 at September 30, 2013.

We have limited cash and cash equivalents on hand and need to raise funds to continue to be able to support our operating expenses and to meet our other obligations as they become due.

REVENUES

Total revenues for the three and nine months ended September 30, 2014 were $235,560 and $249,926 compared to $7,646 and $23,369 for the three and nine months ended September 30, 2013. Revenues in the three month period ended September 30, 2014 consist of Brawnstone sales revenue and of credit card income on Nova’s remaining portfolio. For all other periods mentioned, revenue consists of only Nova credit card income.

OPERATING EXPENSES

Operating expenses for the three and nine months ended September 30, 2014, were $193,174 and $205,401 compared to $6,926 and $19,888 for the three and nine months ended September 30, 2013. Expenses were primarily comprised of the Brawnstone subsidiary’s cost of sales as well as third party servicing fees of Nova’s remaining credit card portfolio.

SELLING GENERAL AND ADMINISTRATIVE EXPENSES

Corporate operating expenses for the three and nine months ended September 30, 2014 were $235,675 and $582,277 compared to $55,273 and $163,699 for the three and nine months ended September 30, 2013, respectively. The expenses were comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Accounting and legal	$8,190	$15,507	$37,339	$27,708
Stock compensation expense	—	—	106,673	—
Management and director fees	37,500	30,000	75,000	90,000
Consulting and other professional	78,500	270	202,925	19,712
Transfer agent and filing fees	10,270	2,874	22,027	7,997
Other	101,215	6,622	138,313	18,282
	$235,675	$55,273	$582,277	$163,999

Effective October 1, 2012, the Company has agreed to compensate Mr. Fong $5,000 each per month for services being provided. On June 1, 2014, the Company increased Mr. Fong’s monthly compensation to $12,500 (management and director fees). Included in three and nine months ended September 30, 2014, were accounting and auditing fees of $8,190 and $37,339, respectively. Stock compensation expense is as a result of 1,000 shares of Class C preferred stock issued to Mr. Fong.

Consulting and other professional fees increased for the three and nine months periods ended September 30, 2014, compared to the three and nine months ended September 30, 2013. The current period expenses included $23,000 (three months) and $47,175 (nine months) of costs related to Cannabis Angel initiatives, $12,000 (nine months) as part of a marketing agreement to increase the Company’s social media presence, $2,750 (three months) and $58,000 (nine months) in investor relations costs and $52,750 (three months) and 85,750 (nine months) in additional outside consulting fees. The 2013 periods include consulting expenses of $19,712 (nine months) and transfer agent fees of $2,874 (three months) and $7,997 (nine months).

The increase in transfer agent and filing fees costs for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, were related to State of Nevada costs for increasing the authorized shares of common stock as well as transfer agent costs for the issuance of shares of common stock upon conversion of debentures.

General and other administrative costs for the three and nine months ended September 30, 2014 were $101,215 and $138,313, respectively, compared to $6,622 and $18,282, respectively for the three and nine months ended September 30, 2013. Expenses for the nine months ended September 30, 2014 include rent expense of $3,619 (three months) and $23,843 (nine months), travel expense of $2,027 (three months) and $11,950 (nine months), internet expenses of $9,160 (nine months), moving expense of $3,800 (nine months), and Brawnstone’s operating costs of 93,388 (three and nine months) incurred since acquisition on July 24, 2014. Expenses for the nine months ended September 30, 2013, include rent expense of $3,200 (three months) and $9,600 (nine months), transfer agent and filing fees of $5,155 (three months) and $13,288 (nine months) and other general and administrative costs of $1,030.

OTHER INCOME (EXPENSE)

Other expense, net for the three and nine months ended September 30, 2014 was $570,124 and $1,349,532, respectively, compared to $173,831 and $933,698 for the three and nine months ended September 30, 2013, respectively. The three and nine months ended September 30, 2014, included derivative liability income of $13,229 and $54,344. The debit (expense) was predominantly a result of the change in fair value of the conversion features in the Typenex note of $86,292 for the three and nine months ended September 30, 2014, based on the Black Scholes valuation as of September 30, 2014.

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

Changes in Internal Control Over Financial Reporting.

During the quarter ended September 30, 2014, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 6 of the Condensed Consolidated Financial Statements

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2014, the Company issued 6,464,694,820 shares of common stock upon the conversion of $724,164 of debentures payable and $34,519 of accrued and unpaid interest. The shares were issued at approximately $0.0001 per share.

On July 11, 2014, the Company issued a $42,750 convertible promissory note to Auctus Private Equity Fund, LLC. The note is due on demand, bears interest at 8% and is convertible at a 45% discount of the average of the two lowest day’s closing prices for the twenty (25) days preceding conversion. The conversion price may be adjusted downward if, within three (3) business days of the transmittal of the Notice of Conversion, the Common Stock has a closing bid which is 5% or lower than that set forth in the Notice of Conversion. The company received $37,750 after debt issuance costs of $5,000.

On July 16, 2014, the Company issued a convertible promissory note for $50,000 to an unaffiliated accredited investor. The note is due on demand, bears interest at 8% and is convertible at 50% discount of the average of the three lowest day’s closing prices for the ten (10) days preceding conversion.

On July 22, 2014 ($52,500), August 28, 2014 ($27,500), and September 19, 2014 ($27,500) the Company issued convertible promissory notes to Carebourn Capital. The Company received $100,000 after debt issuance costs of $7,500.

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

FastFunds Financial Corporation
(Registrant)

Date: November 19, 2014	By:	/s/ Henry Fong
Henry Fong
Chief Executive Officer

