Form 10-K
period 2014-12-31
FASTFUNDS FINANCIAL CORP
filed 2015-04-15
CIK 779956

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: DECEMBER 31, 2014

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

COMMON STOCK, $.001 PAR VALUE

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: ☐Yes ☑  No

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $50,675 based on the last sale price of the Registrant's common stock as of the last business day of the Registrants’ most recently completed second fiscal quarter, ($0.0015 per share as of March 31, 2015) as reported on the Over-the-Counter Bulletin Board.

The Registrant has 33,978,861 shares of common stock outstanding as of March 31, 2015.

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

In their opinion letter for the fiscal year ended December 31, 2014, our auditors included an explanatory paragraph that disclosed conditions that raise concerns about the Company's ability to continue as a going concern. Please refer to the audited financial statements and accompanying auditors report within this filing.

FFFC, formerly operated through its wholly owned subsidiary Chex Services, Inc. (“Chex”). Chex is a Minnesota corporation formed in 1992, and prior to the Asset Sale described and defined below, provided financial services, primarily check cashing, automated teller machine (ATM) access and credit and debit card advances, to customers predominantly at Native American owned casinos and gaming establishments. FastFunds previously existed under the name “Seven Ventures, Inc.” On June 7, 2004, a wholly owned subsidiary of Seven Ventures, Inc. merged with and into Chex (the "Merger”). In the Merger, Hydrogen Power, Inc. (“HPI”), exchanged its 100% ownership of Chex for 12,833 shares of the Company’s common stock; representing approximately 93% of the Company’s outstanding common stock immediately following the Merger. On June 29, 2004, the Company changed its name to FastFunds Financial Corporation.

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

After the closing of the Redemption Agreement, HPI held 17,500 shares of FFFC common stock. These shares have been pledged as collateral on certain notes of HPI. During 2008, as a result of the assumption of this debt by HPI Partners, LLC. (“HPIP”) and the subsequent foreclosure by the debt holders upon HPIP, HPIP owns the 10.5 million shares. One of the principal managers of HPIP Mr. Fong, is currently the Company’s sole officer and director. As of December 31, 2013, we held 1,541,858 shares of HPI common stock, constituting approximately 5.2% of HPI common stock. Pursuant to the Redemption Agreement, the Company and HPI each provided the other certain registration rights relating to the common stock of such party held by the other party.

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

On November 7, 2013, FM signed a marketing and funding agreement (“the Marketing Agreement”) with Compra Vida (“CV”) and Compra Casa (“CS”); development stage companies that formulate, develop and implement marketing programs to the Spanish speaking U.S. market. On November 20, 2013, the Company remitted $15,000 to the principals of CV and CS pursuant to the Marketing Agreement. Subsequently, the parties have agreed to terminate the Marketing Agreement, to allow CV and CS to revise their marketing concept to implement a more direct to consumer approach. Accordingly, the parties are still negotiating the final transaction. At this time, it does not appear an agreement will be imminent related to these companies, and there is no assurance an agreement will ever be reached.

As part of the initial transaction, FFFC issued 50,000 shares of common stock to the principals of CV and CS. Due to the termination of that agreement and the ongoing negotiations the common stock has not been delivered and has been recorded as Treasury Stock, pending the outcome of the final transaction.

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

We currently have limited operations and conduct business on only one business segment.

(c)	Narrative description of business.

Nova was formed to design, market and service credit card products aimed at the sub-prime market consisting mainly of consumers who may not qualify for traditional credit card products. Nova charges a monthly fee on active cards and receives proceeds, if any, from Merrick Bank after their bank charges for servicing the credit cards. Nova receives residual amounts, if any, on approximately 214 cards still active in the Merrick Bank portfolio at December 31, 2014. The Merrick Bank portfolio should continue to see a decline in active accounts in 2015.

On January 21, 2014, the Company formed Cannabis Angel, Inc. (“CA”) as a wholly-owned subsidiary. CA was formed to assist and provide angel funding, business development and consulting services to Cannabis related projects and ancillary ventures.

On January 28, 2014, CA entered into a one year Consulting Agreement with Singlepoint, Inc. (“Singlepoint”) (the “Singlepoint Agreement”). The Singlepoint Agreement automatically renews for succeeding one year periods, provided, that the CA can terminate the Singlepoint Agreement at any time during the initial one term or thereafter by giving Singlepoint not less than five (5) days notice to terminate. CA is to provide consulting services including strategy and business planning, marketing and sales support, define and support for product offerings, acquisition strategy and funding strategy. This agreement has expired and to date has not been renewed.

On February 7, 2014, CA entered into a one year consulting agreement with Colorado Cannabis Business Solutions, Inc (“CCBS”). CA is to provide consulting services to CCBS relating to business opportunities, corporate finance activities and general business development, in exchange for 9.9% ownership in CCBS. This agreement has expired and to date has not been renewed.

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

On April 3, 2014, the Company and its wholly-owned subsidiary CA announced the launch of GreenEnergyMedia.TV. GreenEnergyMedia.TV caters to broadcasting real-time news and social media feeds relating exclusively to the medical and recreational marijuana communities.GreenEnergyMedia.TV broadcasts stock quotations and intraday charts on over 40 leading companies competing within the medical marijuana industry. On April 29, 2014, Cannabis Live was launched, which will focus exclusively on hosting and broadcasting video of on-demand events. As this area of GreenEnergyMedia.TV’s website progresses, the Company plans to include the development of an exclusive interactive online channel. This future development will allow for several sources of revenue to be derived for the Company; including premium access membership fees, sponsorship and endorsement fees, and advertising revenue. As the Company has moved toward other initiatives, the site activity has been very limited and the Company is exploring alternatives to make the site more active, but there is no assurance it will be successful.

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

On July 24, 2014, the Company and its wholly-owned subsidiary, The 420 Development Corporation, announced the closing of a purchase agreement with Ohio-based Brawnstone Security, LLC (“Brawnstone”). Brawnstone is a licensed armed security, private investigation, security technology solution provider and tactical training company servicing active accounts with several Government affiliated HUD housing establishments, schools, and industrial facilities across the Ohio region. Under the terms of the purchase agreement, the Company, through its subsidiaries, now owns a 70% interest in Brawnstone. The purchase price, disclosed in the Membership Interest Purchase Agreement and Assignment of Membership Interest Agreement dated July 23, 2014, was $160,000. The Company remitted $100,000 in cash and issued a $60,000 note payable bearing 8% interest to complete the purchase. The company also assumed accrued expenses of $181,083 The total purchase price of $341,083 was allocated to cash of $133,806, accounts receivable of $120,965, prepaid expenses of $950, and goodwill of $85,312. Of the remaining $60,000 note payable, $55,600 has been paid as of the filing of this report.

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

On November 14, 2014, FastFunds Financial Corporation entered into a definitive licensing agreement with Nevada-based Chongson, Inc. pertaining to the production, promotion and sale of the Tommy Chong branded Cannabis GreenCard product. The Tommy Chong Cannabis Green Card functions as a pre-paid loyalty debit card with a turnkey customer rewards technology. In addition, the card functions as a re-buildable stored value card that can be used to purchase merchandise at the participating dispensary. The Company also intends to launch a Tommy Chong Frequent Buyers program including a loyalty card offering retailer sponsored discounts and/or other amenities.

Following a press release dated August 21, 2014, pertaining to the acquisition of GrowLightSupply.com, FastFunds Financial Corporation would like to disclose that they are no longer pursuing this opportunity. After conducting due-diligence on the company, the opportunity didn’t fit the acquisition criteria put in place by FastFunds.

Subsequent to the Asset Sale, the Company has conducted limited operations and is the process of locating a business to acquire. The Company currently has thirty-six full and part time employees at Brawnstone Security. None of our employees are currently covered by collective bargaining agreements.

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

In January 2006, we sold substantially all of our operating business, owned by Chex, to Game Financial Corporation. The Company currently has a limited operating business and therefore limited revenues. In addition, we have posted significant losses in each of our past two fiscal years including $2,681,000 and $1,425,541 for the years ended December 31, 2014 and 2013, respectively. As a result, any investment in the Company must be considered purely speculative.

The Company’s balance sheet contains certain notes payable, which are currently in default/were due February 28, 2008.

Chex previously relied on promissory notes (the “Notes”) issued to private investors to provide operating capital for its business. As of December 31, 2014, the balance of the Notes was $2,090,719. These Notes were initially due in February 2007 and at that time the Company renewed $283,000 of the Promissory Notes on the same terms and conditions as previously existed. The Company has failed to pay interest and the principal amount of these notes. The Company received complaints filed from several of these note holders. The Company has not responded to these complaints and accordingly the plaintiffs were awarded default judgments. In April 2007 the Company, through a financial advisor, restructured $1,825,000 of the Notes (the “Restructured Notes”). The Restructured Notes carry a stated interest rate of 15% and matured on February 28, 2008. The Company has not paid the interest on the Notes since June 30, 2007 and did not repay the Notes on their maturity date and does not currently have sufficient capital to repay the Notes. In January 2008, the Company and the three guarantors received a complaint filed by the financial advisor (acting as agent for the holders of the Restructured Notes) and the holders of the Restructured Notes. The court has ruled in favor of a motion for summary judgment filed by certain of the plaintiffs and a judgment has been entered in the total amount of $2,487,250 in principal and interest on the notes, $40,920 in related claims and $124,972 in attorney’s fees and expenses. The judgment was entered on August 18, 2009. The Company has not made any payments of principal or interest since the judgment.

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

As of December 31, 2014, there are outstanding securities convertible into or exchangeable for an aggregate of approximately 24,847,967 shares of our common stock as of December 31, 2014, which, if converted or exchanged, will substantially dilute our existing stockholders.

The Company currently has outstanding notes and securities convertible into or exchangeable for an aggregate of 24,847,967 shares of common stock under certain conditions. In addition, the effective conversion and exercise prices of such securities significantly lower than the current market value of our common stock. If these securities are converted into or exchanged for common stock, their issuance would have a substantial dilutive effect on the percentage ownership of our current stockholders. These securities consist of: options to purchase 1,650 shares of our common stock at an average purchase price of $0.34 per share, warrants to purchase 312,500 shares at a purchase price of 55% of the current market price, 24,272,750 shares of common stock pursuant to the conversion terms of $798,074 in outstanding convertible promissory notes and the conversion of Class A and B Preferred stock into 261,067 shares of common stock.

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

ITEM 2. PROPERTIES.

Effective June 2014 the Company leases office space in West Palm Beach, Florida in a one year lease with a total payment of $1,207 per month for a period of one year. As a result, our obligations under this lease for 2015 include a total of $6,035 in lease payments.

ITEM 3. LEGAL PROCEEDINGS.

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters may have a material adverse impact either individually or in the aggregate on our consolidated results of operations, financial position or cash flows.

In January 2008 the Company and three guarantors received a complaint filed by Grace Capital, LLC (as agent) and individual note holders in the Fourth Judicial District in the County of Hennepin, in the State of Minnesota. The complaint seeks payment of principal and interest of $1,946,250 as of January 22, 2008, plus default per diem interest at the rate of twenty percent (20%) per annum and $37,000 for unpaid fees to Grace Capital, LLC. The court has ruled in favor of a motion for summary judgment filed by certain of the plaintiffs and had a judgment entered in the total amount of $2,487,250 in principal and interest on the notes, $40,920 in related claims and $124,972 in attorney’s fees and expenses. The judgment was entered on August 18, 2009.

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

Quarter Ended	High	Low

March 31, 2014	$2.160	$0.060
June 30, 2014	$1.320	$0.240
September 30, 2014	$0.360	$0.060
December 31, 2014	$0.060	$0.006

Quarter Ended	High	Low

March 31, 2013	$5.70	$1.38
June 30, 2013	$7.80	$1.20
September 30, 2013	$3.96	$0.48
December 31, 2013	$0.84	$0.06

(b)	Holders.

The number of record holders of our common stock as of March 31, 2015 was 155 according to our transfer agent. This figure excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name.

(c)	Dividends.

FastFunds has not declared nor paid cash dividends on our common stock during the previous two fiscal years, nor do we anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings to fund our limited operations.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

We have the following securities authorized for issuance under our equity compensation plans as of December 31, 2014, including options outstanding or available for future issuance under our 2004 Stock Option Plan.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan
	(a)	(b)	(c)
Equity compensation plans not approved by security holders	1,650	$ 0.34	2,242

Total	1,650	$ 0.34	2,242

Recent Sales of Unregistered Securities

During the year ended on December 31, 2014, the Company issued 12,427,352 shares of common stock upon the conversion of $777,514 of debentures payable and $34,519 of accrued and unpaid interest.

During the year ended on December 31, 2014, the Company issued 1,000 shares of class C preferred stock valued at $106,673 to Mr. Henry Fong, the Company’s sole officer and director, in consideration for services rendered.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2014 and 2013. The financial statements presented for the year ended December 31, 2014 and 2013 include FastFunds, Brawnstone, Chex, Collection Solutions, FastFunds International Limited, Key, Nova and Denaris.

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

The Company’s financial statements for the year ended December 31, 2014 have been prepared on a going concern basis, which contemplates the realization of its remaining assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred significant losses since its inception and has a working capital deficit of approximately $11,123,195, and an accumulated deficit of $27,292,757 as of December 31, 2014. Moreover, it presently has no ongoing business operations or sources of revenue, and little available resources with which to obtain or develop new operations.

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

For the year ended December 31, 2014, net cash used in operating activities was $789,524 compared to $161,611 for the year ended December 31, 2013. Net loss for the year ended December 31, 2014 was $2,681,000 compared to a net loss of $1,425,541 for the year ended December 31, 2013. The net loss for the year ended December 31, 2014 included selling, general and administrative expenses of $722,996 and other expenses of $2,055,576. Included in the net loss were non cash expenses of $1,056,743 for the amortization of note discounts, $386,579 for the change in fair value of derivative liabilities and $106,673 for the issuance of preferred stock as compensation. Accounts payable and accrued expenses increased by $355,511.The net loss for 2013 included selling general and administrative expenses of $234,255 and other expenses of $1,196,112. The 2013 non cash adjustments to the net loss included includes $603,743 for the amortization of note discounts and $68,032 for the initial derivative liability expense on convertible debentures, $17,434 for amortization of deferred financing costs and $40,900 default penalty. These amounts were partially offset by the change in fair value of derivative liabilities of $12,119. Accounts payable and accrued expenses also increased by $551,596

Net cash used in investing activities for the year ended December 31, 2014, primarily consisted of an advance of $40,000 in exchange for a note receivable. Additionally, the Company paid $100,000 for the Brawnstone, LLC acquisition and received $133,806 in cash from the newly purchased subsidiary. There was no investing activity for the year ended December 31, 2013.

Cash provided by financing activities for the year ended December 31, 2014 was $799,341 compared to $163,450 for the year ended December 31, 2013. During the year ended December 31, 2014, the Company received $799,341 from the issuance of convertible notes. During the year ended December 31, 2013, the Company issued $26,500 of notes payable (of which $5,200 was to related parties) and $295,500 of convertible promissory notes. During the year ended December 31, 2013 the Company repaid $147,450 of notes payable (of which $140,450 were to related parties) and paid $11,100 of financing fees.

For the year ended December 31, 2014, net cash increased $1,310 compared to net cash increase of $1,839 for the year ended December 31, 2013. Ending cash at December 31, 2014, was $3,367 compared to $2,057 at December 31, 2013.

From January 1, 2015 through March 31, 2015, the Company received $122,500 from the issuance of in the aggregate $125,500 of convertible promissory notes, all of which may cause dilution to our stockholders.

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

Fixed assets:

Fixed Assets are stated at historical cost less depreciation. Cost of acquisition is inclusive of taxes, duties, freight, installation and allocated incidental expenditure during construction/ acquisition.

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

Loss per share:

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants, and common stock underlying convertible promissory notes are not considered in the calculations for the periods ended December 31, 2014 and 2013, as the impact of the potential common shares, which total 24,847,967 (2014) 6,050,774 (2013) would be antidilutive.

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

There were no options granted during the years ended December 31, 2014 and 2013.

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

Results of operations

Results of operations for the year ended December 31, 2014 vs. December 31, 2013

REVENUES

Total revenues for 2014 were $562,875 compared to $31,462 for 2013. Revenues for the year ended December 31, 2014 consist of Brawnstone sales revenue and of credit card income on Nova’s remaining portfolio. For all other periods mentioned, revenue consists of only Nova credit card income.

OPERATING EXPENSES

Operating expenses were $465,303 for the year ended December 31, 2014 compared to $26,636 for 2013. Expenses during 2014 were primarily comprised of the Brawnstone subsidiary’s cost of sales as well as third party servicing fees of Nova’s remaining credit card portfolio. The operating expenses for the year ended December 31, 2013 primarily consisted of expenses related to third party servicing fees of Nova’s remaining credit card portfolio.

CORPORATE OPERATING EXPENSES

Corporate operating expenses for 2014 were $722,996 and $234,255 for 2013. The expenses were comprised of the following:

	2014	2013
Accounting and legal	$42,339	$30,977
Stock compensation expense	106,673	—
Management and director fees	112,500	120,000
Consulting and other professional	235,000	46,092
Transfer agent and filing fees	23,704	12,357
Other	202,780	24,829
	$722,996	$234,255

Effective October 1, 2012, the Company has agreed to compensate Mr. Fong $5,000 each per month for services being provided. On June 1, 2014, the Company increased Mr. Fong’s monthly compensation to $12,500 (management and director fees). Included in year ended December 31, 2014, were accounting and auditing fees of $42,399 compared to $30,997for the year ended December 31, 2013. Stock compensation expense is as a result of 1,000 shares of Class C preferred stock issued to Mr. Fong.

Consulting and other professional fees increased $188,908 to $235,000 for the year ended December 31, 2014, compared to $46,092 expensed during the year ended December 31, 2013. The current period expenses included $47,175 of costs related to Cannabis Angel initiatives, $16,750 as part of a marketing agreement to increase the Company’s social media presence, $58,575 in investor relations costs and $159,675 in additional outside consulting fees. The 2013 periods include marketing expense of $15,000, investor relation costs of $7,592, and consulting expenses of $23,500.

The increase in transfer agent and filing fees costs, from $12,357 for the year ended December 31, 2013, to $23,704 for the year ended ended December 31, 2014, were related to State of Nevada costs for increasing the authorized shares of common stock as well as transfer agent costs for the issuance of shares of common stock upon conversion of debentures.

General and other administrative costs for the year ended December 31, 2014 were $202,780 compared to $24,829 for the year ended December 31, 2014. Expenses for the year ended December 31, 2014 include rent expense of $13,773, travel expenses of $15,683,internet expenses of $9,160, moving expenses of $3,800, and Brawnstone’s operating costs of $150,135 incurred since acquisition on July 24, 2014. Expenses for the year ended December 31, 2013, include rent expense of $9,600, transfer agent and filing fees of $13,288 and other general and administrative costs of $1,030.

OTHER INCOME (EXPENSE)

Other expense, net for the year ended December 31, 2014 was $48,725,145 compared to net expenses of $1,196,112 for the year ended December 31, 2013. The 2014 net expense includes $1,668,907 of interest expense, and $47,056,238 for the fair value change of derivative liabilities. Other expenses for the year ended December 31, 2013 are comprised of $1,140,199 of interest expense and $55,913 for the fair value change of derivative liabilities. Interest expense for the years ended December, 2014 and 2013 is summarized as:

	2014	2013
Amortization of note discount	$769,798	$603,276
Amortization of deferred financing fees	408,156	17,434
Default interest penalty on convertible notes	--	40,900
Notes payable, other	481,110	456,894
Notes payable, related parties	9,843	21,695

	$1,668,907	$1,140,199

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

The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed relate to interest rates on debt. The Company has only fixed rate debt. The Company has $2,954,837 of debt outstanding as of December 31, 2014, of which $2,090,719 has been borrowed at fixed rates ranging from 10% to 15%. This fixed rate debt is subject to renewal quarterly or annually and was due February 28, 2008.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements are listed under Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

N/A

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Acting Chief Executive Officer (the "CEO") who is also the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO /CFO has concluded that as of December 31, 2014 disclosure controls and procedures, were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).. As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2014as described below.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(a)(b)(c)	Identification of directors, executive officers and certain significant persons

Name	Age	Offices Held	Length of service

Henry Fong	79	Chairman	Since June 2004
		Chief Executive Officer	Since January 22, 2014

Barry Hollander resigned as Acting Chief Executive Officer and Director on January 22, 2014.

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

(f)	Involvement in certain legal proceedings.

None.

(g)	Promoters and control persons.

None.

(h)	Audit committee financial expert.

See (i) below.

(i)	Identification of the audit committee.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater-than-10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe that during 2014, based solely on a review of the copies of such forms, if any, furnished to us during 2013 and written representations from the executive officers, directors and greater-than-10% beneficial owners of our common stock, have complied with all Section 16 filing requirements.

CODE OF ETHICS

We have adopted a Code of Ethics for our senior financial management, which includes our chief executive officer and chief financial officer as principal executive and accounting officers, that has been filed as an exhibit to this report.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Equity Compensation

Summary Compensation Table

The following table sets forth information regarding compensation paid to our officers during the years ended December 31, 2014 and 2013:

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(i)	(j)
Barry Hollander (1) Acting Chief Executive Officer	2014 2013	$ 0 $ 60,000	$0 $0	$0 $60,000	$0 $60,000

(1)	Mr. Barry Hollander became Acting Chief Executive Officer in January 2007, filling a vacancy (resigned January 22, 2014). Prior to that appointment, Mr. Hollander was providing functions related to accounting, finance and general operations of the Company as a consultant. Pursuant to the Board of Directors resolution, The Company through June 30, 2011 has been accruing a monthly management fee for Mr. Hollander of $10,000 per month and beginning July 1, 2011, $5,000 to $6,000 per month, and is paid when cash flow is available. During the years ended December 31, 2013 and 2012, the Company accrued and recorded expenses of $60,000 and $71,025, respectively. Mr. Hollander received $42,950 and $38,425 in cash payments for the years ended December 31, 2013 and 2012, respectively. On May 25, 2012 Mr. Hollander agreed to accept 15,000,000 shares of restricted common stock in payment of $300,000 of the amount due, and Mr. Hollander also agreed to forgive $67,500 of accrued and unpaid fees as of that date. Beginning October 1, 2012 the Company has agreed to compensate Mr. Hollander $5,000 a month for his services. In November 2013, the Company issued a note in the amount of $30,000 in satisfaction of accrued and unpaid fees and as of December 31, 2013, Mr. Hollander is owed $2,050 for these services. Mr. Hollander resigned on January 22, 2104.
(2)	Mr. Henry Fong receives compensation for managing the company that equaled $5,000 per month for the year ended December 31, 2013 and for the period from January through May 2014; and increased to $12,500 for the months of June through December 2014.
(3)

Narrative disclosure to summary compensation table and grants

For the years ended December 31, 2014 and 2013, the Company accrued expenses of $112,500 and $60,000, respectively, Mr. Fong’s services. Mr. Fong received $88,576 in cash payments for the year ended December 31, 2014. In November 2013, the Company issued a convertible promissory note to Mr. Fong in payment of $35,000 of accrued and unpaid fees. As of December 31, 2013, Mr. Fong was owed $25,500 for these services, included in accrued expenses on the balance sheet. During the year ended December 31, 2014, Mr. Fong converted the entire amount of this note into 5,000,000 common shares that were issued to his assigns.

Cash Incentive Bonuses

We had no cash incentive bonus program in effect for 2014.

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

None.

Option Exercises and Stock Vested Table

None.

Non-Qualified Deferred Compensation Plans

We have no non-qualified deferred compensation plans currently in effect.

Director Compensation

The following table shows the compensation earned by each of our non-officer directors for the year ended December 31, 2014:

Name (1)	Fees Earned or Paid in Cash ($) (2)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Henry Fong	$0	106,673	—	—	—	—	$106,673

(1)	Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2014 in accordance with SFAS 123(R) of stock option awards, and may include amounts from awards granted in and prior to fiscal year 2013. Amounts do not include fees paid Mr. Fong for management compensation disclosed above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a)	Security Ownership of Certain Beneficial Owners and Security Ownership of Management.

The following table contains information at March 31, 2015, as to the beneficial ownership of shares of our common stock and preferred stock by each person who, to our knowledge at that date, was the beneficial owner of five percent or more of the outstanding shares of the class, each person who is a director or a named executive officer of the Company under the summary compensation table and all persons as a group who are current executive officers and directors, and as to the percentage of outstanding shares so held by them at March 31, 2015. The number of shares beneficially held is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Including the number of shares below does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of the shares. Effective February 2, 2015, the Company completed a one share for six hundred share (1 for 600) reverse split of its common stock. Accordingly, the 8,618,747,434 shares of common stock outstanding at that date became 14,364,876 shares post-split. Al per share figures on the following table have been adjusted to reflect the effects of the reverse split.

Name and Address of Beneficial Owner	Shares of Common Stock Owned (1)	Shares of Common Stock Underlying Options (1)	Total	Percentage of Common Stock Owned (2)	Shares of Class B Preferred Stock(1)	Percentage of Class B Preferred Stock Owned (3)	Shares of Class C Preferred Stock(1)	Percentage of Class C Preferred Stock Owned (4)
Henry Fong (5)	194,911	450	195,361	0.6%	1,791,667	100.0%	1,000	100.0%

HPI Partners, LLC (6)	17,500	—	17,500	0.05%	175,000	9.8%	—	—

Carbon Capture, Inc. (7)	161,667	—	161,667	0.5%	1,616,667	90.2%	—	—

(1) The beneficial owners exercise sole voting and investment power.

(2) As of March 31, 2015, 33,978,861 shares of our common stock were outstanding

(3) As of March 31, 2015 there were 1,791,667 shares of our Class B preferred stock outstanding.

(4) As of March 31, 2015, there were 1,000 shares of Class C Preferred stock outstanding.

(5) The address of the beneficial owner is 7315 E. Peakview Avenue, Centennial, CO 80111. Common stock owned includes 15,000 shares owned by Mr. Fong’s spouse and 179,167 shares of common stock assumes the conversion of 1,791,666 shares of Class B Preferred Stock. Class B Preferred stock includes 1,616,667 shares owned by Carbon Capture, Inc.(“CCC”) and 175,000 shares owned by HPI Partners, LLC (“HPIP”). CCC and HPIP are controlled by Mr. Fong. The Class B Preferred Stock converts to 60 shares of common stock for each share. Mr. Fong’s ownership of 1,000 shares of Series C Preferred stock which confers super majority voting rights to the holder provide Mr. Fong with effective control of the Company.

(6) The address of the beneficial owner is 7315 E. Peakview Avenue, Centennial, CO 80111. Common stock includes 17,500 from the conversion of 175,000 shares of Class B Preferred Stock. Class B Preferred Stock converts to 0.10 shares of common stock for each share.

(7) The address of the beneficial owner is 7315 E. Peakview Avenue, Centennial, CO 80111. Common stock includes the 161,667 from the conversion of Class B Preferred Stock. Class B Preferred Stock converts to 0.10 shares of common stock for each share.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

D. Brooks and associates CPA’s, P.A. (“Brooks”) served as our independent registered public accounting firm for December 31, 2014 and 2013..

Audit Fees

Fees billed and expected to be billed by Brooks for audit services related to the year ended December 31, 2014 and 2013 were approximately $17,000 and $17,000, respectively, which includes out-of-pocket costs incurred in connection with these services.

Tax Fees

Fees billed and expected to be billed by Brooks for tax return preparation services related to the year ended December 31, 2014 and 2013 were $0.

All Other Fees

The Company incurred no other fees to Brooks for 2014 and 2013.

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

1.) Financial Statements and Supplementary Data

2.) Financial Statements Schedules.

Financial statements and exhibits – Schedule 11, Valuation and Qualifying Accounts, are omitted because the information is included in the consolidated financial statements and notes.

3.) Exhibits

2.1	Asset Purchase Agreement among Game Financial Corporation, Chex Services, Inc. and FastFunds Financial Corporation, dated as of December 22, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report filed on December 27, 2005).

3.1	Articles of Incorporation of FastFunds Financial Corporation (incorporated by reference to Exhibit 3.(I) of the registrant's Registration Statement on Form 10-SB filed on August 7, 2001).

3.2	Bylaws of FastFunds Financial Corporation (incorporated by reference to Exhibit 3 of the registrant's Registration Statement on Form 10-SB filed on August 7, 2001).

9.1	Voting Agreement between Game Financial Corporation, FastFunds Financial Corporation and Equitex, Inc., dated December 22, 2005 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report filed on December 27, 2005).

10.7	Transition Service Agreement between Game Financial Corporation, Chex Services, Inc. and FastFunds Financial Corporation, dated as of January 31, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report filed on February 6, 2006).

10.8	$5 million Secured Promissory Note of Equitex, Inc. in favor of FastFunds Financial Corporation, dated as of March 14, 2006 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report filed on March 20, 2006).

10.9	Stock Pledge Agreement between Equitex, Inc. and FastFunds Financial Corporation, dated as of March 14, 2006 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report filed on March 20, 2006).

10.10	Agreement (for profit participation) between Equitex, Inc. and FastFunds Financial Corporation, dated as of March 14, 2006 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report filed on March 20, 2006).

14.1	Code of Ethics

21.1	List of Subsidiaries (Filed herewith) .

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 ( filed herewith ).

32.1	Certifications under Section 906 of Sarbanes-Oxley Act of 2002 ( filed herewith ).

FASTFUNDS FINANCIAL CORPORATION.

Financial Statements

For the Years Ended December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Fastfunds Financial Corp.

We have audited the accompanying balance sheets of Fastfunds Financial Corp. as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. Fastfunds Financial Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fastfunds Financial Corp. as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

D. Brooks and Associates CPA’s, P.A.

West Palm Beach, Florida

April 15, 2015

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013

ASSETS

Current assets:
Cash and cash equivalents	$3,367	$2,057
Accounts receivable	169,702	51,551
Notes receivable	62,050	—
Prepaid expenses	38,212	—
Deferred financing costs	8,931	4,409
Other current assets	76	1,143

Total current assets	282,338	59,160

Fixed assets, net	2,313	—
Investment in unconsolidated investee	15,000	—
Other assets	1,850	200
Goodwill	85,362	—
Long term investments (Note 4)	89,575	89,575

Total other assets	194,100	89,775

Total assets	$476,438	$148,935

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Bank Overdraft	$1,860	$—
Accounts payable	881,086	724,387
License fee payable	250,000	250,000
Due to related party	75,000	75,000
Accrued expenses, including related parties $41,898 (2014) and $101,419 (2013) (Note 5)	3,734,029	3,481,723
Note Payable	60,000	—
Convertible promissory notes (Note 6), including related parties of $74,597 (2014) and $170,338 (2013)	2,198,391	2,282,932
Litigation contingency (Note 7)	2,484,922	2,484,922
Convertible debentures payable, net	662,643	333,082
Derivative liabilities (Note 6)	1,057,602	535,862

Total current liabilities	11,405,533	10,167,908

Commitments and contingencies (Notes 4, 6, and 8)	(11,123,195)

Stockholders' deficiency (Note 8):
Preferred stock, $.001 par value; 5,000,000 shares authorized; Class A preferred stock, $0.001 par value; 1,000,000 shares authorized; 819,000 shares issued and outstanding	819	819
Class B preferred stock, $0.001 par value; 2,000,000 shares authorized; 1,791,667 shares issued and outstanding	1,792	1,792
Class C preferred stock, $0.001 par value; 1,000 shares authorized; 1,000 shares shares issued and outstanding (2014)	1	—
Common stock, $.001 par value; 9,000,000,000 shares authorized; 14,414,581 (2014) and 1,987,229 (2013) shares issued and outstanding	14,415	1,987
Additional paid-in capital	16,305,314	14,530,567
Treasury stock, 30,000,000 shares of common stock	—	—
Accumulated deficit	(27,292,757)	(24,611,757)

Total stockholders' deficiency	(10,970,416)	(10,076,592)
Less noncontrolling interests	41,321	57,619
Total deficit	(10,929,095)	(10,018,973)

Total liabilities and stockholders' deficit	$476,438	$148,935

See notes to consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013

Revenue, net	$562,875	$31,462

Operating expenses:
Cost of Sales	439,820	—
Processing fees	25,112	26,503
Returned checks (collected)	(1,420)	(1,554)
Other	1,791	1,687

Total operating expenses	465,303	26,636

Gross profit	97,572	4,826

Selling, general and administrative	722,996	234,255
Loss from operations	(625,424)	(229,429)

Other expense:
Interest expense	(1,668,907)	(1,140,199)
Derivative liability expense	(386,669)	(55,913)
Total other expense	(2,055,576)	(1,196,112)

Net loss	$(2,681,000)	$(1,425,541)

Net loss per share	$(0.30)	$(2.70)

Weighted average number of common shares outstanding
Basic and diluted	8,883,429	528,474

See notes to consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

			Class A		Class B		Class C		Additional			Total
	Common stock		Preferred stock		Preferred stock		Preferred stock		Paid-in	Noncontrolling	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Deficiency
Balances, January 1, 2013	219,908	$220	819,000	$819	297,667	$298	—	$—	$13,721,587	$57,619	$(23,186,216)	$(9,405,673)

Common stock issued upon conversion of convertible debt
and accrued interest	1,762,004	1,762	—	—	—	—	—	—	434,520	—	—	436,282

Issuance of common stock pursuant to merger agreement
and held in treasury	50,000	50	—	—	—	—	—	—	(50)	—	—	—

Issuance of preferred stock in exchange for cancellation of
common stock	(55,833)	(56)	—	—	558,333	558	—	—	(502)	—	—	—

Issuance of Class B Preferred Stock as collateral for
convertible debt	—	—	—	—	935,666	936	—	—	(936)	—	—	—

Issuance of common stock in exchange for
conversion of notes payable	11,150	11	—	—	—	—	—	—	10,389	—	—	10,400

Reclassification of embedded derivatives upon conversion of
convertible debt	—	—	—	—	—	—	—	—	365,559	—	—	365,559

Net loss	—	—	—	—	—	—	—	—	—	—	(1,425,541)	(1,425,541)

Balances, December 31, 2013	1,987,229	$1,987	819,000	$819	1,791,666	$1,792	—	$—	$14,530,567	$57,619	$(24,611,757)	$(10,018,973)

Common stock issued upon conversion of convertible debt
and accrued interest	12,427,352	12,427	—	—	—	—	—	—	810,340	—	—	822,767

Reclassification of embedded derivatives upon conversion of
convertible debt	—	—	—	—	—	—	—	—	857,734	—	—	857,734

Stock compensation	—	—	—	—	—	—	1,000	1	106,673	—	—	106,674

Net loss	—	—	—	—	—	—	—	—	—	(16,298)	(2,681,000)	(2,697,298)

Balances, December 31, 2014	14,414,581	$14,415	819,000	$819	1,791,666	$1,792	1,000	$1	$16,305,314	$41,321	$(27,292,757)	$(10,929,095)

See notes to consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(2,681,000)	$(1,425,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of preferred stock as compensation	106,673	—
Amortization of discount on convertible notes	1,056,743	603,276
Initial derivative liability expense on convertible debentures	—	68,032
Change in fair value of derivative liability	386,579	(12,119)
Amortization of deferred financing costs	21,000	17,434
Default penalty	—	40,900
Decrease (increase) in assets:
Accounts receivable	2,814	(4,145)
Other current assets	(37,845)	(1,017)
Increase in liabilities
Accounts payable and accrued expenses	355,511	551,569

Net cash used in operating activities	(789,524)	(161,611)

Cash flows from investing activities:
Purchase of fixed assets	(2,313)	—
Payments on issuance of notes receivable	(40,000)	—
Cash paid for acquisition	(100,000)	—
Cash acquired in acquisition	133,806	—

Net cash used in investing activities	(8,507)	—

Cash flows from financing activities:
Borrowings on convertible notes, net	799,341	295,500
Borrowings on notes and loans payable, related	—	5,200
Borrowings on notes and loans payable, other	—	21,300
Repayments on notes and loans payable, related	—	(140,450)
Repayments on notes and loans payable, other	—	(7,000)
Payment of deferred financing costs	—	(11,100)

Net cash provided by financing activities	799,341	163,450

Net increase in cash and cash equivalents	1,310	1,839
Cash and cash equivalents, beginning	2,057	218

Cash and cash equivalents, ending	$3,367	$2,057

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

Schedule of Non-Cash Investing and Financing Activities

Conversion of convertible notes and interest to common stock	$822,676	$10,400

Reclass of derivative liability to equity upon conversion of convertible debt	$857,734	$53,651

Conversion of convertible debentures to common stock	$—	$37,000

Conversion of accounts payable, accrued liabilities and
accrued interest to common stock	$—	$142,400

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

On October 3, 2013, the Company announced the formation of Financiera Moderna (“FM”), as a wholly owned subsidiary of the Company. FM will develop an array of financial products to be marketed to the underserved and unbanked Latino population. The spectrum of financial products to be offered includes insurance, secured credit cards, debit cards, mortgage products and financial literacy tools. One of the priority projects is to develop a mortgage product that accommodates the average Latino credit profile and economic circumstances.

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

On January 21, 2014, the Company formed Cannabis Angel, Inc. (“CA”) as a wholly-owned subsidiary. CA was formed to assist and provide angel funding, business development and consulting services to Cannabis related projects and ancillary ventures. CA has entered into the following agreements:

•	On January 28, 2014, CA entered into a one year Consulting Agreement with Singlepoint, Inc. (“Singlepoint”) (the “Singlepoint Agreement”). The Singlepoint Agreement automatically renews for succeeding one year periods, provided, that the CA can terminate the Singlepoint Agreement at any time during the initial one year term or thereafter by giving Singlepoint not less than five (5) days’ notice to terminate. CA is to provide consulting services including strategy and business planning, marketing and sales support, define and support for product offerings, acquisition strategy and funding strategy.

•	On February 7, 2014, CA entered into a one year consulting agreement with Colorado Cannabis Business Solutions, Inc (“CCBS”). CA is to provide consulting services to CCBS relating to business opportunities, corporate finance activities and general business development, in exchange for 9.9% ownership in CCBS.

•	On February 18, 2014, CA entered into a month to month consulting agreement with Halfar Consulting GmbH (“Halfar”). Halfar will consult with CA regarding corporate services including identifying and assisting CA with due diligence on potential European business partners engaged in cannabis related businesses. CA has agreed to compensate Halfar $12,000 for these services.

•	On March 5, 2014, CA entered into a five (5) year Strategic Alliance Agreement (“SAA”) with Worldwide Marijuana Investments, Inc. (“Worldwide”). Pursuant to the SAA, Worldwide and CA have agreed to market and perform certain complementary business consulting services. The SAA automatically renews for successive one year terms, unless either party gives written notice of termination at least thirty (30) days prior to any expiration. The SAA can also be terminated by mutual agreement, or at any time by sixty (60) day written notice from either party.

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

On July 24, 2014, the Company and its wholly-owned subsidiary, The 420 Development Corporation, announced the closing of a purchase agreement with Ohio-based Brawnstone Security, LLC (“Brawnstone”). Brawnstone is a licensed armed security, private investigation, security technology solution provider and tactical training company servicing active accounts with several Government affiliated HUD housing establishments, schools, and industrial facilities across the Ohio region. Under the terms of the purchase agreement, the Company, through its subsidiaries, now owns a 70% interest in Brawnstone. The purchase price, disclosed in the Membership Interest Purchase Agreement and Assignment of Membership Interest Agreement dated July 23, 2014, was $160,000. The Company remitted $100,000 in cash and issued a $60,000 note payable bearing 8% interest to complete the purchase. The Company also assumed accrued expenses of $181,083. The total purchase price of $341,083 was allocated to cash of $133,806, accounts receivable of $120,965, prepaid expenses of $950, and goodwill of $85,312.

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

Going concern and management’s plans:

The Company’s financial statements for the years ended December 31, 2014 and 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company reported a net loss of $2,681,000 for the year ended December 31, 2014, and has a working capital deficit of $11,123,195 and an accumulated deficit of $27,292,757 as of December 31, 2014. Moreover, the Company presently has no significant ongoing business operations or sources of revenue and has little resources with which to obtain or develop new operations.

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

Fixed assets:

Fixed Assets are stated at historical cost less depreciation. Cost of acquisition is inclusive of taxes, duties, freight, installation and allocated incidental expenditure during construction/ acquisition.

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

Loss per share:

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants, and common stock underlying convertible promissory notes are not considered in the calculations for the years ended December 31, 2014 and 2013, as the impact of the potential common shares, which total 24,847,967 (2014) and 6,050,774 (2013), would be antidilutive.

Use of estimates:

Preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the balance sheets and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company’s significant estimates include the valuation of derivative liabilities on stock based compensation.

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

There were no options granted during the years ended December 31, 2014 and 2013. The Company’s stock option plan is more fully described in Note 9.

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

On March 19, 2014, the Company advanced $25,000 to Worldwide Marijuana Investments, Inc. (“WMI”) in exchange for a $25,000 promissory note. Interest of 12% per annum is payable in monthly installments, along with a monthly principal amount of $500 beginning April 1, 2014 for twelve months, at which time the remaining principal amount and interest will be due in full. As of December 31, 2014, the outstanding principal amount on the promissory note is $21,080.

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

On July 24, 2014, the Company, through its wholly-owned subsidiary, The 420 Development Corporation, acquired a 70% interest in Brawnstone. Brawnstone is a licensed armed security, private investigation, security technology solution provider and tactical training company servicing active accounts with several Government affiliated HUD housing establishments, schools, and industrial facilities across the Ohio region. The purchase price, disclosed in the Membership Interest Purchase Agreement and Assignment of Membership Interest Agreement dated July 23, 2014, was $160,000. The Company remitted $100,000 in cash and issued a $60,000 note payable bearing 8% interest in the closing of the acquisition. On the acquisition date, the company assumed the assets of Brawnstone, including $133,805 in cash and cash equivalents, $120,965 in accounts receivable, all of which is classified as current and collectable, and $950 in other assets, as well as liabilities including accounts payable of $181,083. The Company also recognized goodwill of $85,362, included on the December 31, 2014 balance sheet, as a result of the acquisition.

On November 5, 2014, the company acquired a 49% equity stake in WMII, Inc. ("WMII"), a marketing and product distribution firm that specializes in cannabis related services. WMII is an early-stage company that is currently not generating any revenues. The company paid $15,000 in cash in closing the acquisition.

5. Accrued liabilities:

Accrued liabilities at December 31, 2014 and December 31, 2013 were $3,734,029 and $3,481,723, respectively, and were comprised of:

	2014	2013

Legal fees	$23,594	$215,218
Interest	3,336,669	2,896,763
Consultants and advisors	157,024	166,600
Registration rights	98,013	98,013
Other	118,729	105,119

	$3,734,029	$3,481,723

6. Promissory notes, including related parties and debenture payable:

Promissory notes, including related parties at December 31, 2014 and December 31, 2013, consist of the following:

	2014	2013

Promissory notes payable:

Various, including related parties of $74,397 (2014) and $170,338 (2013); interest rate ranging from 8% to 10% [A]	$107,672	$192,213

Notes payable; interest rates ranging from 9% to 15%; interest payable quarterly; the notes are unsecured, matured on February 28, 2008; currently in default and past due [B]	2,090,719	2,090,719

	$2,198,391	$2,282,932

[A]	Pursuant to a November 4, 2011 Board of director resolution, these notes are convertible at conversion rates, determined at the discretion of the board of directors. During the year ended December 31, 2014 the Company issued notes of $91,200 (including related parties of $15,000) and made payments of $115,941 (including $110,941 to related parties).

[B]	These notes payable (the “Promissory Notes”) originally became due on February 28, 2007. The Company renewed $283,000 of the Promissory Notes on the same terms and conditions as previously existed. In April 2007 the Company, through a financial advisor, restructured $1,825,000 of the Promissory Notes (the “Restructured Notes”). The Company has accrued an expense of $36,500 to compensate the financial advisor 2% of the Restructured Notes as well as having issued 150,000 shares of common stock to the financial advisor. The Restructured Notes carry a stated interest rate of 15% (a default rate of 20%) and matured on February 28, 2008. The Company has not paid the interest due since June 2007, and no principal payments on the Promissory Notes have been made since 2008 and accordingly, they are in default. Accrued interest on these notes total $3,224,686 and $2,804,686 as of December 31, 2014 and 2013, respectively is included in accrued expenses on the consolidated balance sheets.

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

In January 2008, the Company and the three guarantors received a complaint filed by the financial advisor (acting as agent for the holders of the Restructured Notes) and the holders of the Restructured Notes. The claim is seeking $1,946,250 plus per diem interest beginning January 22, 2008 at the rate of twenty percent (20%) per annum plus $37,000 due the financial advisor for unpaid fees. The court has ruled in favor of a motion for summary judgment filed by certain of the plaintiffs and a judgment was entered on August 18, 2009 in the total amount of $2,487,250 in principal and interest on the notes, $40,920 in related claims and $124,972 in attorney’s fees and expenses. The Company is not aware of any payments being made by any of the guarantors and accordingly, the Company includes these liabilities on the December 31, 2014 and 2013 consolidated balance sheets in promissory notes payable and accrued expenses.

Debenture payable:

2012 Notes

On October 9, 2012, the Company issued a $5,000 convertible promissory note to Carebourn Capital LP (“Carebourn”). The Carebourn note was due on demand, bears interest at 8% per annum and had a conversion feature similar to the 2013 Asher Notes (defined below). During the year ended December 31, 2014, the Company issued 8,082 shares of common stock upon conversion of the note and $696 of accrued and unpaid interest. As of December 31, 2014, the note has been fully satisfied.

On October 17, 2012, the Company issued a $25,000 convertible promissory note to Continental Equities, LLC (“Continental”). On March 26, 2013, Carebourn acquired the Continental note from Continental. During the year ended December 31, 2013, the Company issued 31,229 shares of common stock to Carebourn Partners, LLC. (“Carebourn Partners”) and Carebourn Partners’ assignee upon the conversion of the acquired Continental note. During the year ended December 31, 2014, the Company issued 9,024 shares of common stock for $3,411 of accrued and unpaid interest. As of December 31, 2014, the note has been fully satisfied.

On October 24 and 29, 2012, the Company issued convertible promissory notes of $9,000 and $16,000 (“the 2012 Gel Notes”) respectively, to GEL Properties, LLC (“Gel”) The conversion price for the 2012 Gel Notes was equal to 50% of the lowest closing bid price of the Common Stock as reported on the exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future with a floor of $0.0001 per share, for any of the five trading days including the day upon which a Notice of Conversion is received by the Company. If the shares had not been delivered within 3 business days, the Notice of Conversion may be rescinded. Accrued but unpaid interest was also subject to conversion. No fractional shares or scrip representing fractions of shares were to be issued on conversion, but the number of shares issuable were to be rounded to the nearest whole share. Also in October 2012, the Company issued four (4) additional notes to Gel in the aggregate, as amended, $85,000, and Gel issued the Company four secured promissory notes, one for $25,000 and three each in the amount of $20,000, initially due June 21, 2013. Gel funded $65,000 of the notes to the Company during the year ended December 31, 2013, and the remaining $20,000 was funded on January 28, 2014. During the year ended December 31, 2013, the Company issued 480,779 shares of common stock in satisfaction of $63,145 of the Gel 2012 Notes. As of December 31, 2013, the Company had $26,855 of principal amounts outstanding to Gel. During the year ended December 31, 2014, the Company issued 524,181 shares of common stock in satisfaction of $46,855 of the 2012 Gel Notes. As of December 31, 2014, the 2012 Gel Notes have been satisfied.

On November 1, 2012, the Company issued a convertible promissory note to David Schaper (“Schaper”) in the amount of $269,858 in exchange for previously accrued legal fees. The note bears interest at 8% per annum and is convertible at a conversion price for each share of common stock equal to 50% of the average of the lowest three trading prices (as defined in the note agreements) per share of the Company’s common stock for the ten trading days immediately preceding the date of conversion. During the year ended December 31, 2013, the Company issued 698,673 shares of common stock upon the conversion of $103,188 of the Note. As of December 31, 2013, the balance of the note was $166,670. During the year ended December 31, 2014, the Company issued 2,240,336 shares of common stock upon the conversion of $163,670 of the Note. As of December 31, 2014, the balance of the note is $3,000.

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

On March 14, 2013 the Company issued a convertible promissory note for $46,000 to an accredited investor (the “March 2013 Note”). The March 2013 Note, was due eight months from issuance and bears an interest rate of 8% per annum, and in the case of an event of default increases to 12% per annum (“the Default Rate”). The conversion feature of the 2013 Note is a 50% discount to the average of the three lowest day closing bid prices for the ten trading days prior to conversion. The March 2013 Note matured November 14, 2013, is in default, and the Default Rate was effective at that date. During the year ended December 31, 2014, the Company issued 516,194 shares of common stock upon conversion of $19,425 of the note. The balance of the March 2013 Note is $26,575 as of December 31, 2014.

On April 8, 2013, the Company issued a convertible promissory note to Schaper for $5,000. During the year ended December 31, 2014, the Company issued 166,667 shares of common stock upon the conversion of the note. As of December 31, 2014, the note has been satisfied.

On April 26, 2013, the Company issued a convertible promissory note for $50,000 to an unaffiliated accredited investor. During the year ended December 31, 2014, the Company issued 278,932 shares of common stock upon the conversion of the note and $3,555 of accrued and unpaid interest. As of December 31, 2014, the note has been fully satisfied.

On June 6, 2013 ($12,000), July 12, 2013 ($12,500) and August 9, 2013 ($6,250) the Company issued convertible promissory notes to Carebourn Partners. During the year ended December 31, 2014, the Company issued 144,597 shares of common stock upon the conversion of these notes and $1,024 of accrued and unpaid interest. As of December 31, 2014, these notes have been satisfied.

On August 9, 2013, the Company issued a $6,250 note to Linrick Industries, LLC. During the year ended December 31, 2014, the Company issued 17,114 shares of common stock upon the conversion of the note and $250 of accrued and unpaid interest in full satisfaction of this note.

On August 22, 2013, the Company issued a $6,000 convertible promissory note to Schaper. During the year ended December 31, 2014, the Company issued 66,667 shares of common stock upon conversion of $4,000 of this note. The outstanding principal balance on this note is $2,000 as of December 31, 2014.

On September 3, 2013 ($32,500) and October 17, 2013 ($37,500), the Company issued convertible promissory notes to Asher Enterprises, Inc. (“Asher” and “2013 Asher Notes”). Among other terms the 2013 Asher Notes are due nine months from their issuance date, bear interest at 8% per annum, are payable in cash or shares at the Conversion Price as defined herewith, and are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 50% of the average of the lowest three trading prices (as defined in the note agreements) per share of the Company’s common stock for the ten trading days immediately preceding the date of conversion. Upon the occurrence of an event of default, as defined in the Note, the Company is required to pay interest at 22% per annum and the holders may at their option declare the 2013 Notes, together with accrued and unpaid interest, to be immediately due and payable. In addition, the 2013 Notes provide for adjustments for dividends payable other than in shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company. During the year ended December 31, 2014, the Company issued 191,138 shares of common stock upon conversion of $70,000 of the notes and $2,800 of accrued and unpaid interest. As of December 31, 2014, these notes have been satisfied.

On October 7, 2013, the Company issued a $3,500 convertible note to AU Funding, LLC in exchange for the cancellation of accounts payable of $3,500. During the year ended December 31, 2014, the Company issued 126,128 shares of common stock upon the conversion of the note and $284 of accrued and unpaid interest in full satisfaction of this note.

On October 7, 2013, the Company issued a $5,000 convertible note to Corizona Mining Partners, LLC in exchange for the cancellation of $5,000 of accounts payable. During the year ended December 31, 2014, the Company issued 166,667 shares upon conversion of the note. As of December 31, 2014, the note has been fully satisfied.

On October 18, 2013, the Company issued four (4) convertible notes each in the amount of $25,625 to Gel (the 2013 Gel Notes). The conversion price for the 2013 Gel Notes is equal to 50% of the lowest closing bid price of the Common Stock as reported on the exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future with a floor of $0.0001 per share, for any of the five trading days including the day upon which a Notice of Conversion is received by the Company. If the shares have not been delivered within 3 business days, the Notice of Conversion may be rescinded. Accrued but unpaid interest shall be subject to conversion. No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded to the nearest whole share. Also on October 18, 2013, Gel issued the Company four secured promissory notes, each in the amount of $25,000, due April 21, 2014. The Company received the $100,000 on March 6, 2014. During the year ended December 31, 2014, the Company issued 944,260 shares upon conversion of $83,295 of the notes. As of December 31, 2014, the four convertible promissory notes in the aggregate of $19,205 of principal amount owed Gel was outstanding.

On November 19, 2013, the Company issued a $16,500 convertible note to Carebourn Capital L.P. During the year ended December 31, 2014, the Company issued 112,945 shares upon the conversion of the note. As of December 31, 2014, the note has been satisfied.

On November 22, 2013, the Company issued a $35,000 (the Fong Note) and $30,000 (the Hollander Note) convertible note to Mr. Fong and Mr. Hollander, respectively, for the cancellation of accrued and unpaid fees. During the year ended December 31, 2014, the Company issued 383,333 shares of common stock in satisfaction of $22,000 of the Hollander note. The outstanding principal balances of the Fong and Hollander notes as of December 31, 2014 are $35,000 and $8,000 respectively.

2014 Notes

On January 28, 2014, the Company issued a convertible promissory note to Mr. Fong for $25,500 in satisfaction of accrued and unpaid fees due Mr. Fong. Also on January 28, 2014, the Company entered into a Debt Settlement and Release Agreement (the “DSR”) with Mr. Fong, Mary Virginia Knight (“Knight”) or Knight assigns. Pursuant to the DSR, the Company has issued 500,000 shares of common stock to the Knight assign, in cancellation and satisfaction of $15,000 of the convertible note due Mr. Fong. As of December 31, 2014, the outstanding principal balance of this note is $10,500.

On February 10, 2014, the Company issued two (2) convertible promissory notes in the amounts of $95,814 and $95,813 in exchange for previously accrued legal fees. The notes bear interest at 8% per annum and are convertible at a conversion price for each share of common stock equal to 50% of the average of the lowest three trading prices (as defined in the note agreements) per share of the Company’s common stock for the ten trading days immediately preceding the date of conversion. During the year ended December 31, 2014, the company issued 416,667 shares of common stock in settlement of $12,500 of the notes. As of December 31, 2014, the balances of the notes totaled $179,127

On February 4, 2014 ($32,500) and March 5, 2014 ($27,500), the Company issued convertible promissory notes to Asher, under the same terms and conditions as the 2013 Asher Notes. The Company received $55,000 cash after debt issuance costs of $5,000. The debt issuance costs will be amortized over the earlier of the twelve month term of the Note or any redemptions and accordingly all $5,000 has been expensed as debt issuance costs (included in interest expense) for the year ended December 31, 2014. During the year ended December 31, 2014, the Company issued 1,469,306 shares of common stock upon conversion of $60,000 of the notes and $2,400 of accrued and unpaid interest .As of December 31, 2014, these notes have been satisfied.

On February 20, 2014, the Company issued two (2) convertible promissory notes, each in the amount of $40,000 to LG Capital (“LG”). The Company received $38,000 after debt issuance costs of $2,000 and a $40,000 secured promissory note. The debt issuance costs will be amortized over the earlier of the twelve month term of the Note or any redemptions and $2,000 has been expensed as debt issuance costs (included in interest expense) for the year ended December 31, 2014. During the year ended December 31, 2014, the Company issued 1,391,990 shares of common stock in satisfaction of $40,000 in convertible note principal and $1,759 of accrued and unpaid interest. As of December 31, 2014, the outstanding principal balance of these notes is $40,000.

On March 3, 2014, the Company issued a $52,500 convertible promissory note to Carebourn Capital. The note is due on demand, bears interest at 8% and is convertible at a 50% discount of the average of the three lowest day’s closing prices for the ten (10) days preceding conversion. The conversion price cannot exceed 250% of the market price as of the date of the executed term sheet by the parties. The Company received $50,000 after debt issuance costs of $2,500 which will be amortized over the six month term of the Note or any redemptions and accordingly $2,500 has been expensed as debt issuance costs (included in interest expense) for the year ended December 31, 2014. During the year ended December 31, 2014, the Company issued 987,764 shares of common stock in full satisfaction of the convertible note principal and $1,398 of accrued and unpaid interest. As of December 31, 2014, the note has been fully satisfied.

On March 6, 2014 the Company issued a $50,000 convertible promissory note to Gel, under the same terms and conditions as the 2012 Gel Notes. As of December 31, 2014, the outstanding principal balance of this note is $50,000.

On March 27, 2014, the Company issued an $831,000 secured convertible promissory note (the “Note”) to Typenex (the “Lender”). The Typenex Note carries an original issuer discount of $75,000. In addition, the Company agreed to pay $6,000 to cover the Lender’s legal and other fees. At the option of the Lender, the note converts at $0.0025 per share. The conversion by the Lender of any portion of the Outstanding Balance shall only be exercisable in ten (10) tranches (each, a “Tranche”), consisting of an initial Tranche in an amount equal to $88,500 and nine (9) additional Tranches, each in the amount of $82,500, plus any interest, costs, fees or charges accrued thereon or added thereto under the terms of this Note. The Note carries a ten % interest rate and matures on the seventeenth month after funding. Typenex funded $75,000 on April 1, 2014 and also delivered nine (9) secured promissory notes to the Company, each in the amount of $75,000. Each payment received will constitute an “Issue Date”. The Company also granted Typenex the right to purchase at any time on or after each Issue Date until the date which is the last calendar day of the month in which the fifth anniversary of the Issue Date occurs (the “Expiration Date”), a number of fully paid and non-assessable shares (the “Warrant Shares”) of the Company’s common stock, par value $0.001 per share equal to $41,250 divided by the Market Price (as defined in the Note). During the year ended December 31, 2014, the company issued 558,333 shares of common stock upon conversion of $16,500 of the note.

On April 1, 2014 ($15,000) and April 23, 2014 ($12,500), the Company issued convertible promissory notes to Carebourn Capital. During the year ended December 31, 2014, the Company issued 851,467 shares of common stock in satisfaction of $25,544 in convertible note principal. As of December 31, 2014, the outstanding principal balance of these notes is $1,956.

On May 16, 2014, the Company issued a $27,000 convertible promissory note, bearing interest at 12% per annum, to WHC Capital, LLC. The Company received $25,000 after debt issuance costs of $2,000, which will be amortized over the earlier of the one year term of the Note or any redemptions. Accordingly, $2,000 has been expensed for the year ended December 31, 2014 as debt issuance costs (included in interest expense). During the year ended December 31, 2014, the company issued 291,667 shares of common stock upon conversion of $8,575 of note principal. As of December 31, 2014, a principal balance of $18,425 remains outstanding.

On July 11, 2014, the Company issued a $42,750 convertible promissory note to Auctus Private Equity Fund, LLC. . The note is due on demand, bears interest at 8% and is convertible at a 45% discount of the average of the two lowest day’s closing prices for the twenty five (25) days preceding conversion. The conversion price may be adjusted downward if, within three (3) business days of the transmittal of the Notice of Conversion, the Common Stock has a closing bid which is 5% or lower than that set forth in the Notice of Conversion. The company received $37,750 after debt issuance costs of $5,000, which will be amortized over the earlier of the one year term of the Note or any redemptions. Accordingly, $4,722 has been expensed for the year ended December 31, 2014, as debt issuance costs (included in interest expense). As of December 31, 2014, the full principal balance of $42,750 remains outstanding.

On July 16, 2014, the Company issued a convertible promissory note for $50,000 to an unaffiliated accredited investor. The note is due on demand, bears interest at 8% and is convertible at 50% discount of the average of the three lowest day’s closing prices for the ten (10) days preceding conversion. As of December 31, 2014, the full principal balance of $50,000 remains outstanding.

On July 22, 2014 ($52,500), August 28, 2014 ($27,500), September 19, 2014 ($27,500), and November 3, 2014 (27,500) the Company issued convertible promissory notes to Carebourn Capital. The notes are due on demand, bear interest at 12% and are convertible at a 50% discount of the average of the three lowest day’s closing prices for the ten (10) days preceding conversion. The Company received $125,000 after debt issuance costs of $10,000, which will be amortized over the earlier of the one year term of the Note or any redemptions. Accordingly, $6,098 has been expensed for the year ended December 31, 2014, as debt issuance costs (included in interest expense). As of December 31, 2014, the principal balance of $135,000 remains outstanding.

On October 9, 2014, the Company issued a convertible promissory note for $27,500 to LG Capital (“LG”). The Company received $25,000 after debt issuance costs of $2,500.The debt issuance costs will be amortized over the earlier of the twelve month term of the Note or any redemptions and accordingly $1,153 has been expensed as debt issuance costs (included in interest expense) for the year ended December 31, 2014. As of December 31, 2014, the outstanding principal balance of these notes is $40,000.

On December 2, 2014, the Company issued a convertible promissory note for $25,000 to an unaffiliated accredited investor. The note is due on demand, bears interest at 8% and is convertible at 50% discount of the average of the three lowest day’s closing prices for the ten (10) days preceding conversion. As of December 31, 2014, the full principal balance of $25,000 remains outstanding.

On December 23, 2014, the Company issued a $7,500 convertible promissory note to Carebourn Capital. The note is due on demand, bears interest at 8% and is convertible at a 50% discount of the average of the three lowest day’s closing prices for the ten (10) days preceding conversion. As of December 31, 2014, the full principal balance of $7,500 remains outstanding.

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

The fair value of the conversion features embedded in the 2014 Notes as of their dates of issuance and in their entirety as of December 31, 2014 was determined to approximate their fair intrinsic value due to the terms of conversion.

The inputs used to estimate the fair value of the derivative liabilities are considered to be level 3 inputs within the fair value hierarchy.

A summary of the derivative liabilities related to convertible notes as of December 31, 2014 and December 31, 2013 is as follows:

Derivative Liability Balance 1/1/13	Initial Derivative Liability	Redeemed convertible notes	Fair value change- year ended 12/31/13	Derivative Liability Balance 12/31/13
$489,406	424,132	(365,559)	(12,117)	$535,862

Derivative Liability Balance 1/1/14	Initial Derivative Liability	Redeemed convertible notes	Fair value change- year ended 12/31/14	Derivative Liability Balance 12/31/14
$535,862	992,895	(857,734)	386,579	$1,057,602

A summary of debentures payable as of December 31, 2014 and 2013 is as follows:

	2014 Face Value	2013 Face Value
2012 Notes	$—	$171,670
2013 Notes	$88,075	$349,255
2014 Notes	$709,999	$—
Note discount	$(135,431)	$(187,843)
Total	$662,643	$333,082

7. Commitments and contingencies:

Litigation:

The Forest County Potawatomi Community (“FCPC”) has initiated an action against Chex, an inactive subsidiary of the Company, in the FCPC tribal court asserting that Chex breached a contract with FCPC during the 2002 to 2006 time period. Chex is inactive and did not defend this action. On October 1, 2009 a judgment was entered against Chex in the FCPC Tribal Court in the amount of $2,484,922. The Company has included $2,484,922 in litigation contingency on the consolidated balance sheets as of December 31, 2014 and December 31, 2013.

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

Income tax expense for 2014 and 2013 is as follows:

	2014	2013

Current:
Federal	$—	$—
State	—	—

	—	—

Deferred:
Federal	158,000	241,000
State	1,445,000	26,000
Valuation allowance	(1,603,000)	(267,000)

	—	—

	$—	$—

The following is a summary of the Company’s deferred tax assets and liabilities at December 31, 2014 and 2013:

	2014	2013

Deferred tax assets - current:
Stock-based compensation and other	$980,000	$874,000
Net operating loss carry forwards	2,524,000	821,000
	3,504,000	1,695,000

Less valuation allowance	(3,504,000)	(1,695,000)

Net deferred tax assets	$—	$—

A reconciliation between the expected tax expense (benefit) and the effective tax rate for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013

Statutory federal income tax rate	(34%)	(34%)
State taxes, net of federal income tax	(4%)	(4%)
Effect of change in valuation allowance	(7%)	(7%)
Non deductible expenses and other	45%	45%

	0%	0%

As of December 31, 2014, the Company had a tax net operating loss carry forward of approximately $9,481,000. Any unused portion of this carry forward expires in 2029. Utilization of this loss may be limited in the event of an ownership change pursuant to IRS Section 382.

9. Stockholders’ deficit:

Common stock:

On March 19, 2013, Carbon exchanged 26,667 shares of common stock for the issuance of 266,667 shares of class B preferred stock. Pursuant to the terms and conditions of the preferred stock (see Preferred Stock below), the Company determined there was not any additional costs to be recognized.

On June 5, 2013, an affiliate exchanged 17,500 shares of common stock for the issuance of 175,000 shares of Class B preferred stock. Pursuant to the terms and conditions of the preferred stock (see Preferred Stock below), the Company determined there was not any additional costs to be recognized.

On August 6, 2013, Carbon exchanged 11,667 shares of common stock for the issuance of 116,667 shares of class B preferred stock. Pursuant to the terms and conditions of the preferred stock (see Preferred Stock below), the Company determined there was not any additional costs to be recognized.

On November 27, 2013, the Company issued 25,000 shares of common stock to Mr. Rodriquez and 25,000 shares of common stock to Mr. Slentz for marketing services.

During the year ended on December 31, 2013, the Company issued 1,762,639 shares of common stock upon the conversion of $385,833 of debentures payable and $9,549 of accrued and unpaid interest.

During the year ended on December 31, 2013, the Company issued 11,150 shares of common stock upon the conversion of $10,400 of notes payable.

During the year ended on December 31, 2014, the Company issued 12,427,352 shares of common stock upon the conversion of $724,164 of debentures payable and $34,519 of accrued and unpaid interest.

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

The COD for Class A Preferred stock states; each share of the Class A Preferred Stock shall be entitled to a number of votes determined at any time and from time to time determined as follows: any holder of Class A Preferred Stock can vote such shares as if converted based on the Conversion Rights in below. The Class A Preferred Stock shall have a right to vote on all matters presented or submitted to the Corporation’s stockholders for approval in pari passu with holders of the Corporation’s common stock, and not as a separate class. Each share of the Class A Preferred Stock shall automatically convert (the “Conversion”) into shares of the Corporation’s common stock at the moment there are sufficient authorized and unissued shares of common stock to allow for the Conversion. The number of shares of common stock to which a holder of Class A Preferred Stock shall be entitled upon a conversion shall equal the product obtained by (a) multiplying the number of fully diluted common shares by twenty five hundredths (0.25), then (b) multiplying the result by a fraction, the numerator of which will be the number of shares of Class A Preferred stock being converted and the denominator of which will be the number of authorized shares of Class A Preferred stock. As of December 31, 2013 and 2014 there are 819,000 shares of Class A Preferred stock outstanding.

On December 14, 2012, Board of Directors approved the filing of a COD establishing the designations, preferences, limitations and relative rights of the Company’s Class B Preferred Stock. The COD allows the Board of Directors in its sole discretion to issue up to 2,000,000 shares of Class B Preferred Stock. The COD for Class B Preferred stock states; each share of the Class B Preferred Stock shall be entitled to a number of votes determined at any time and from time to time determined as follows: any holder of Class B Preferred Stock can vote such shares as if converted based on the Conversion Rights in below. The Class B Preferred Stock shall have a right to vote on all matters presented or submitted to the Corporation’s stockholders for approval in pari passu with holders of the Corporation’s common stock, and not as a separate class. Each share of the Class B Preferred Stock shall automatically convert (the “Conversion”) into shares of the Corporation’s common stock at the moment there are sufficient authorized and unissued shares of common stock to allow for the Conversion. The Class B Preferred Stock will convert in their entirety, simultaneously to equal the amount of shares of common stock resulting from the amount of series B Preferred Stock outstanding multiplied by sixty (60). The Conversion shares will be issued pro rata so that each holder of the Class B Preferred Stock will receive the appropriate number of shares of common stock equal to their percentage ownership of their Class B Preferred Stock. As of December 31, 2013 and 2014 there are 1,791,667 and 1,791,667, respectively, shares of Class B Preferred stock outstanding.

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

The Company valued the 1,000 shares of Class B preferred stock at $106,673, based on an estimated control premium determined with reference to a third party study, that may be realized upon the sale of common stock, primarily similar to voting control as of the grant date.

Stock options:

The Company has a stock option plan (the “Plan”) which was approved by the Board of Directors in July 2004 and which permits the grant of shares to attract, retain and motivate employees, directors and consultants of up to 3,000 shares of common stock. Options are generally granted with an exercise price equal to the Company’s market price of its common stock on the date of the grant and vest immediately upon issuance.

There were no options granted during the years ended December 31, 2014 and 2013.

All options outstanding at December 31, 2014 are fully vested and exercisable. A summary of the outstanding balance at December 31, 2014 is as follows:

	Weighted-	Weighted-	Aggregate
	Average	Average	Intrinsic
Options	exercise price	Remaining contractual life	Value

1,650	$0.34	0.98	$0

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

11. Related party transactions:

Management and director fees:

During the year ended December 31, 2013 the Company accrued expenses of $60,000 for the services of Mr. Barry Hollander as our then Acting President (resigned January 22, 2014). Mr. Hollander received $42,950 in cash payments for the year ended December 31, 2013. In November 2013, the Company issued a convertible promissory note to Mr. Hollander in payment of $30,000 of accrued and unpaid fees. As of December 31, 2014, Mr. Hollander is owed $2,050 for these services, included in accrued expenses on the balance sheet.

For the years ended December 31, 2013 and 2014, the Company accrued expenses of $60,000 and $127,500, respectively, for our Chairman, Mr. Fong’s services. Mr. Fong received $110,941 in cash payments for the year ended December 31, 2014. In November 2013, the Company issued a convertible promissory note to Mr. Fong in payment of $35,000 of accrued and unpaid fees. As of December 31, 2014, Mr. Fong is owed $25,500 for these services, included in accrued expenses on the balance sheet.

Acquisition of Carbon Capture:

On May 25, 2012, the Company’s newly formed subsidiary ATD acquired Carbon Capture USA (“Carbon”) from Carbon Capture Corporation, a Colorado corporation ("CCC"). CCC is privately held by Mr. Henry Fong, a director of the Company and is the control person of CCC. Pursuant to the Agreement, ATD acquired from CCC all of the issued and outstanding common stock of Carbon in exchange for one-hundred fifty thousand (150,000) newly issued unregistered shares of the Company’s common stock. As of December 31, 2013, Carbon has exchanged the 150,000 shares of common stock for 1,500,000 shares of Class B preferred stock. The Class B preferred stock automatically converts to 150,000 shares of common stock whenever there are sufficient shares of common stock to allow for the conversion. Pursuant to the terms and conditions of the preferred stock, the Company determined there were not any additional costs to be recognized.

Notes payable:

As disclosed in Note 5, the Company has issued notes payable to various related parties. The balances of December 31, 2013 and 2014, and the activity for the years ended December 31, 2013 and 2014 follows:

Noteholder	Balance 1/1/14	Additions	Payments	Sold	Balance 12/31/14
Gulfstream Financial Partners (1)	$1,750	$—	$1,750	$—	$—
HPI Partners (1)	144,725	—	81,000	—	63,725
AFPW (1)	6,953	—	6,953	—	—
Henry Fong (2)	2,088	15,000	17,088	—	—
HF Services (1)	4,150	—	4,150	—	—
SurgLine Int’l (1)	10,672	—	—	—	10,672
Total	$170,338	$15,000	$110,941	$—	$74,397

All of the notes are due on demand and have interest rates of 8% to 10% per annum.

(1)	Mr. Henry Fong, an officer and director of the Company, is also an officer, director or control person of these entities.

(2)	An officer or director of the Company.

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

12. Subsequent events:

Between January 1, 2015 and March 31, 2015, 19,613,794 (post-split) shares of common stock were issued upon conversion of $34,436 in debentures payable and $2,155 in accrued and unpaid interest

Effective February 2, 2015, the Company completed a one share for six hundred share (1 for 600) reverse split of its common stock. Accordingly, the 8,618,747,434 shares of common stock outstanding at that date became 14,364,876 shares post-split. Al per share figures on the following table have been adjusted to reflect the effects of the reverse split.

Management has determined that there are no further events subsequent to the balance sheet date that should be disclosed in these financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2015	FASTFUNDS FINANCIAL CORPORATION (Registrant)
By /S/ HENRY FONG
Principal Executive Officer
Principal Accounting Officer
Director