Form 10-Q
period 2015-03-31
FASTFUNDS FINANCIAL CORP
filed 2015-05-18
CIK 779956

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended March 31, 2015
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission File No. 000-33053

FASTFUNDS FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	87-0425514
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

☑ Yes ☐ No

Indicate by a check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b.2 of the Exchange Act). Yes ☑ No ☐

Number of shares of outstanding of the Registrant’s $0.0001 par value common stock as of May 15, 2015 was 146,028,883 shares.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

THREE MONTHS ENDED MARCH 31, 2015 and 2014

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$13,415	$3,367
Accounts receivable	100,374	169,702
Notes receivable	62,050	62,050
Prepaid expenses	35,847	38,212
Deferred financing costs	5,073	8,931
Other current assets	76	76

Total current assets	216,835	282,338

Fixed assets, net	2,177	2,313
Investment in unconsolidated investee	15,000	15,000
Other assets	3,323	1,850
Goodwill	85,362	85,362
Long term investments (Note 4)	89,575	89,575

Total other assets	195,437	194,100

Total assets	$412,272	$476,438

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Bank Overdraft	$—	$1,860
Accounts payable	805,203	881,086
License fee payable	250,000	250,000
Due to related party	75,000	75,000
Accrued expenses, including related parties $51,176 (2015) and $41,898 (2013) (Note 5)	3,867,019	3,734,029
Note Payable	60,000	60,000
Convertible promissory notes (Note 6), including related parties of $71,297 (2015) and $74,597 (2014)	2,285,391	2,198,391
Litigation contingency (Note 7)	2,484,922	2,484,922
Convertible debentures payable, net	638,762	662,643
Derivative liabilities (Note 6)	1,064,912	1,057,602

Total current liabilities	11,531,209	11,405,533

Commitments and contingencies (Notes 4, 6,and 8)

Stockholders' deficiency (Note 8):
Preferred stock, $.001 par value; 5,000,000 shares authorized;
Class A preferred stock, $0.001 par value; 1,000,000 shares authorized; 819,000 shares issued and outstanding	819	819
Class B preferred stock, $0.001 par value; 2,000,000 shares authorized; 1,791,667 shares issued and outstanding	1,792	1,792
Class C preferred stock, $0.001 par value; 1,000 shares authorized; 1,000 shares shares issued and outstanding (2014)	1	1
Common stock, $.001 par value; 9,000,000,000 shares authorized; 35,652,215 (2015) and 14,414,581 (2014) shares issued and outstanding	35,652	14,415
Additional paid-in capital	16,462,092	16,305,314
Treasury stock, 50,000 shares of common stock	—	—
Accumulated deficit	(27,653,320)	(27,292,757)

Total stockholders' deficiency	(11,152,964)	(10,970,416)
Less noncontrolling interests	34,027	41,321
Total deficit	(11,118,937)	(10,929,095)

Total liabilities and stockholders' deficit	$412,272	$476,438

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Revenue, net	$207,975	$7,039

Operating expenses:
Cost of Sales	138,905	—
Processing fees	5,944	6,351
Returned checks (collected)	—	(300)
Other	348	404

Total operating expenses	145,197	6,455

Gross profit	62,778	584

Selling, general and administrative	227,470	179,325
Loss from operations	(164,692)	(178,741)

Other expense:
Interest expense	(191,214)	(481,799)
Derivative liability expense	(12,150)	(46,036)
Total other expense	(203,364)	(527,835)

Net loss	$(368,056)	$(706,576)

Less net loss attributable to non controlling interest	7,293	—

Net loss attributable to common stockholders	$(360,763)	$(706,576)

Net loss per share	$(0.02)	$(0.14)

Weighted average number of common shares outstanding
Basic and diluted	18,578,837	5,103,687

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(368,056)	$(706,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of preferred stock as compensation	—	106,673
Amortization of discount on convertible notes	60,859	359,357
Initial derivative liability expense on convertible debentures	12,150	19,885
Change in fair vailue of derivative liability	—	26,151
Amortization of deferred financing costs	5,358	5,293
Common stock warrants issued for services	45,000	—
Decrease (increase) in assets:
Accounts receivable	69,328	5,125
Prepaid expenses	892	(133)
Increase in liabilities:
Accounts payable and accrued expenses	55,007	107,928

Net cash used in operating activities	(119,462)	(76,297)

Cash flows from investing activities:
Payments on issuance of notes receivable	—	(25,000)
Payment of security deposit	—	(500)

Net cash used in investing activities	—	(25,500)

Cash flows from financing activities:
Borrowings on convertible notes, net	50,000	322,500
Borrowings on notes and loans payable, related	112,800	5,000
Borrowings on notes and loans payable, other	3,000	—
Repayments on notes and loans payable, related	(28,100)	(20,791)
Repayments on notes and loans payable, other	(8,190)	(5,000)
Payment of deferred financing costs	—	(9,500)

Net cash provided by financing activities	129,510	292,209

Net increase in cash and cash equivalents	10,048	190,412
Cash and cash equivalents, beginning	3,367	2,057

Cash and cash equivalents, ending	$13,415	$192,469

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$4,856

Cash paid for income taxes	$—	$—

Schedule of Non-Cash Investing and Financing Activities

Conversion of convertible notes and interest to common stock	$—	$—

Reclass of derivative liability to equity upon conversion of convertible debt	$47,560	$378,531

Conversion of convertible debentures to common stock	$37,564	$378,531

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

On July 24, 2014, the Company and its wholly-owned subsidiary, The 420 Development Corporation, announced the closing of a purchase agreement with Ohio-based Brawnstone Security, LLC (“Brawnstone”). Brawnstone is a licensed armed security, private investigation, security technology solution provider and tactical training company servicing active accounts with several Government affiliated HUD housing establishments, schools, and industrial facilities across the Ohio region. Under the terms of the purchase agreement, the Company, through its subsidiaries, now owns a 70% interest in Brawnstone. The purchase price, disclosed in the Membership Interest Purchase Agreement and Assignment of Membership Interest Agreement dated July 23, 2014, was $160,000. The Company remitted $100,000 in cash and issued a $60,000 note payable bearing 8% interest to complete the purchase. The company also assumed accrued expenses of $181,083 The total purchase price of $341,083 was allocated to cash of $133,806, accounts receivable of $120,965, prepaid expenses of $950, and goodwill of $85,362.

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

Going concern and management’s plans:

In the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. The Company’s interim financial statements for the three and ended March 31, 2015 and 2014 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company reported a net loss of $368,056 for the three months ended March 31, 2015, and has a working capital deficit of $11,314,374 and an accumulated deficit of $27,653,320 as of March 31, 2015.

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

2. Summary of significant accounting policies:

Basis of presentation and principles of consolidation:

The accompanying condensed consolidated financial statements have been prepared by the Company without audit and include the consolidated accounts of Fastfunds Financial Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (SEC) on April 19, 2015. Interim results of operations for the three months ended March 31, 2015 are not necessarily indicative of future results for the full year. Certain amounts from the 2014 period have been reclassified to conform to the presentation used in the current period.

Cash and cash equivalents:

For the purpose of the financial statements, the Company considers all highly-liquid investments with an original maturity three-months or less to be cash equivalents.

Fixed assets:

Fixed assets are being depreciated on a cost basis over their estimated useful lives, ranging from 2 to 7 years, using the straight-line method for financial purposes and accelerated methods for income tax reporting purposes.

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

The Company recognizes sale and service revenue when there is persuasive evidence of an arrangement with the customer which states a fixed or determinable price and terms, delivery of the product has occurred or the service performed in accordance with the terms of the sale, and collectability of the sale is reasonably assured. The Company has entered into agreements calling for services to be available to the customer for a period of time. In these cases, revenue is recognized over the life of the agreement. Prepaid services are shown as deferred revenues until services are performed.

Long-lived assets:

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Goodwill:

Goodwill represents the excess of the purchase price over the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in an acquisition. Accounting Standards Codification (“ASC”)-350-30-50 “Goodwill and Other Intangible Assets” requires the testing of goodwill and indefinite-lived intangible assets for impairment at least annually. The Company tests goodwill for impairment in each quarter of the fiscal year.

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

Loss per share:

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants, and common stock underlying convertible promissory notes are not considered in the calculations for the three month periods ended March 31, 2015 and 2014, as the impact of the potential common shares, which total 1,167,187,184 and 1,568,216, respectively, would be anti-dilutive.

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

There were no options granted during the three months ended March 31, 2015 and 2014.

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

3. Concentration of revenue:

A significant portion of the Company's revenues for the three months ended March 31, 2015 were generated from four customers as follows:

		Accounts Receivable
	% of Total Revenues	as of March 31, 2015

Customer A	15.93%	$0
Customer B	15.44%	$11,920
Customer C	13.04%	$13,043
Customer D	10.46%	$5,535

4. Notes receivable:

On February 20, 2014, LG Capital Funding, LLC (“LG”) issued a $40,000 collateralized secured promissory note to the Company. The note bears interest at the rate of 8% and is due no later than November 20, 2014, unless the Company does not meet the current information requirements required under Rule 144 of the Securities Act of 1933, as amended. As of March 31, 2015, the outstanding principal on the promissory note is $40,000

On March 19, 2014, the Company advanced $25,000 to Worldwide Marijuana Investments, Inc. (“WMI”) in exchange for a $25,000 promissory note. Interest of 12% per annum is payable in monthly installments, along with a monthly principal amount of $500 beginning April 1, 2014 for twelve months, at which time the remaining principal amount and interest will be due in full. As of March 31, 2015, the outstanding principal amount on the promissory note is $22,200.

5. Long term investments:

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

On July 24, 2014, the Company, through its wholly-owned subsidiary, The 420 Development Corporation, acquired a 70% interest in Brawnstone. Brawnstone is a licensed armed security, private investigation, security technology solution provider and tactical training company servicing active accounts with several Government affiliated HUD housing establishments, schools, and industrial facilities across the Ohio region. The purchase price, disclosed in the Membership Interest Purchase Agreement and Assignment of Membership Interest Agreement dated July 23, 2014, was $160,000. The Company remitted $100,000 in cash and issued a $60,000 note payable bearing 8% interest in the closing of the acquisition. On the acquisition date, the company assumed the assets of Brawnstone, including $133,805 in cash and cash equivalents, $120,965 in accounts receivable, all of which is classified as current and collectable, and $950 in other assets, as well as liabilities including accounts payable of $181,083. The Company also recognized goodwill of $85,362, included on the March 31, 2015 balance sheet, as a result of the acquisition.

On November 5, 2014, the company acquired a 49% equity stake in WMII, Inc. ("WMII"), a marketing and product distribution firm that specializes in cannabis related services. WMII is an early-stage company. The company paid $15,000 in cash in closing the acquisition. Since acquisition and until the period ended March 31, 2015, WMII has not begun any significant operating activities and has generated no revenues for the Company.

6. Accrued liabilities:

Accrued liabilities at March 31, 2015 and December 31, 2014 were $3,867,018 and $3,734,029, respectively, and were comprised of:

	2015	2014
Legal fees	$23,594	$23,594
Interest	3,461,659	3,336,669
Consultants and advisors	165,024	157,024
Registration rights	98,013	98,013
Other	118,729	118,729
	$3,867,019	$3,734,029

7. Promissory notes, including related parties and debenture payable:

Promissory notes, including related parties at March 31, 2015 and December 31, 2014, consist of the following:

	2015	2014

Promissory notes payable:

Various, including related parties of $71,297 (2015) and $157,322 (2014); interest rate ranging from 8% to 10% [A]	$194,672	$171,422

Notes payable; interest rates ranging from 9% to 15%; interest payable quarterly; the notes are unsecured, matured on February 28, 2008; currently in default and past due [B]	2,090,719	2,090,719
	$2,285,391	$2,198,391

[A]	Pursuant to a November 4, 2011 Board of director resolution, these notes are convertible at conversion rates, determined at the discretion of the board of directors. During the three months ended March 31, 2015 the Company issued notes of $115,800 (including $5,000 to related parties) and made payments of $28,600 (including $28,100 to related parties).

[B]	These notes payable (the “Promissory Notes”) originally became due on February 28, 2007. The Company renewed $283,000 of the Promissory Notes on the same terms and conditions as previously existed. In April 2007 the Company, through a financial advisor, restructured $1,825,000 of the Promissory Notes (the “Restructured Notes”). The Company has accrued an expense of $36,500 to compensate the financial advisor 2% of the Restructured Notes as well as having issued 150,000 shares of common stock to the financial advisor. The Restructured Notes carry a stated interest rate of 15% (a default rate of 20%) and matured on February 28, 2008. The Company has not paid the interest due since June 2007, and no principal payments on the Promissory Notes have been made since 2008 and accordingly, they are in default. Accrued interest on these notes total $3,329,686 and is included in accrued expenses on the consolidated balance sheets.

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

In January 2008, the Company and the three guarantors received a complaint filed by the financial advisor (acting as agent for the holders of the Restructured Notes) and the holders of the Restructured Notes. The claim is seeking $1,946,250 plus per diem interest beginning January 22, 2008 at the rate of twenty percent (20%) per annum plus $37,000 due the financial advisor for unpaid fees. The court has ruled in favor of a motion for summary judgment filed by certain of the plaintiffs and a judgment was entered on August 18, 2009 in the total amount of $2,482,922 in principal and interest on the notes, $40,920 in related claims and $124,972 in attorney’s fees and expenses. The Company is not aware of any payments being made by any of the guarantors and accordingly, the Company includes these liabilities on the March 31, 2015 and December 31, 2014 balance sheets promissory notes payable and accrued expenses.

Debenture payable:

2012 Notes

On November 1, 2012, the Company issued a convertible promissory note to David Schaper (“Schaper”) in the amount of $269,858 in exchange for previously accrued legal fees. The note bears interest at 8% per annum and is convertible at a conversion price for each share of common stock equal to 50% of the average of the lowest three trading prices (as defined in the note agreements) per share of the Company’s common stock for the ten trading days immediately preceding the date of conversion. As of December 31, 2013, the balance of the note was $166,670. During the year ended December 31, 2014, the Company issued 2,240,336 shares of common stock upon the conversion of $163,670 of the Note. As of March 31, 2015, the balance of the note is $3,000.

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

On March 14, 2013 the Company issued a convertible promissory note for $46,000 to an accredited investor (the “March 2013 Note”). The March 2013 Note, was due eight months from issuance and bears an interest rate of 8% per annum, and in the case of an event of default increases to 12% per annum (“the Default Rate”). The conversion feature of the 2013 Note is a 50% discount to the average of the three lowest day closing bid prices for the ten trading days prior to conversion. The March 2013 Note matured November 14, 2013, is in default, and the Default Rate was effective at that date. During the year ended December 31, 2014, the Company issued 516,194 shares of common stock upon conversion of $19,425 of the note. The balance of the March 2013 Note is $26,575 as of March 31, 2015.

On August 22, 2013, the Company issued a $6,000 convertible promissory note to Schaper. During the year ended December 31, 2014, the Company issued 66,667 shares of common stock upon conversion of $4,000 of this note. The outstanding principal balance on this note is $2,000 as of March 31, 2015.

On October 18, 2013, the Company issued four (4) convertible notes each in the amount of $25,625 to Gel (the 2013 Gel Notes). The conversion price for the 2013 Gel Notes is equal to 50% of the lowest closing bid price of the Common Stock as reported on the exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future with a floor of $0.0001 per share, for any of the five trading days including the day upon which a Notice of Conversion is received by the Company. If the shares have not been delivered within 3 business days, the Notice of Conversion may be rescinded. Accrued but unpaid interest shall be subject to conversion. No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded to the nearest whole share. Also on October 18, 2013, Gel issued the Company four secured promissory notes, each in the amount of $25,000, due April 21, 2014. The Company received the $100,000 on March 6, 2014. During the year ended December 31, 2014, the Company issued 944,260 shares upon conversion of $83,295 of the notes. As of March 31, 2015, the four convertible promissory notes in the aggregate of $19,205 of principal amount owed Gel was outstanding.

On November 22, 2013, the Company issued a $35,000 (the Fong Note) and $30,000 (the Hollander Note) convertible notes to Mr. Fong and Mr. Hollander, respectively, in satisfaction of unpaid fees. During the year ended December 31, 2014, the Company issued 383,333 shares of common stock in satisfaction of $22,000 of the Hollander note. The outstanding principal balances of the Fong and Hollander notes as of March 31, 2015 are $35,000 and $8,000 respectively.

2014 Notes

On January 28, 2014, the Company issued a convertible promissory note to Mr. Fong for $25,500 in satisfaction of accrued and unpaid fees due Mr. Fong. Also on January 28, 2014, the Company entered into a Debt Settlement and Release Agreement (the “DSR”) with Mr. Fong, Mary Virginia Knight (“Knight”) or Knight assigns. This note matured January 28 2015 and is in default. Pursuant to the DSR, the Company has issued 500,000 shares of common stock to the Knight assign, in cancellation and satisfaction of $15,000 of the convertible note due Mr. Fong. As of March 31, 2015, the outstanding principal balance of this note is $10,500.

On February 10, 2014, the Company issued two (2) convertible promissory notes in the amounts of $95,814 and $95,813 in exchange for previously accrued legal fees. The notes bear interest at 8% per annum and are convertible at a conversion price for each share of common stock equal to 50% of the average of the lowest three trading prices (as defined in the note agreements) per share of the Company’s common stock for the ten trading days immediately preceding the date of conversion. This note matured February 10, 2015 and is in default. During the year ended December 31, 2014, the company issued 416,667 shares of common stock in settlement of $12,500 of the notes. As of March 31, 2015, the balances of the notes totaled $179,127.

On February 20, 2014, the Company issued two (2) convertible promissory notes, each in the amount of $40,000 to LG Capital (“LG”). The Company received $38,000 after debt issuance costs of $2,000 and a $40,000 secured promissory note. The debt issuance costs will be amortized over the earlier of the twelve month term of the Note or any redemptions and $2,000 has been expensed as debt issuance costs (included in interest expense) for the year ended December 31, 2014. This note matured February 20, 2015 and is in default. During the year ended December 31, 2014, the Company issued 1,391,990 shares of common stock in satisfaction of $40,000 in convertible note principal and $1,759 of accrued and unpaid interest. As of March 31, 2015, the outstanding principal balance of these notes is $40,000.

On March 6, 2014 the Company issued a $50,000 convertible promissory note to Gel, under the same terms and conditions as the 2012 Gel Notes. This note matured March 6, 2015 and is in default. During the three months ended March 31, 2015, the Company issued 1,000,000 shares of common stock in satisfaction of $1,170 in convertible note principal. As of March 31, 2015, the outstanding principal balance of this note is $48,830.

On March 27, 2014, the Company issued an $831,000 secured convertible promissory note (the “Note”) to Typenex (the “Lender”). The Typenex Note carries an original issuer discount of $75,000. In addition, the Company agreed to pay $6,000 to cover the Lender’s legal and other fees. At the option of the Lender, the note converts at $0.0025 per share. The conversion by the Lender of any portion of the Outstanding Balance shall only be exercisable in ten (10) tranches (each, a “Tranche”), consisting of an initial Tranche in an amount equal to $88,500 and nine (9) additional Tranches, each in the amount of $82,500, plus any interest, costs, fees or charges accrued thereon or added thereto under the terms of this Note. The Note carries a ten % interest rate and matures on the seventeenth month after funding. Typenex funded $75,000 on April 1, 2014 and also delivered nine (9) secured promissory notes to the Company, each in the amount of $75,000. Each payment received will constitute an “Issue Date”. The Company also granted Typenex the right to purchase at any time on or after each Issue Date until the date which is the last calendar day of the month in which the fifth anniversary of the Issue Date occurs (the “Expiration Date”), a number of fully paid and non-assessable shares (the “Warrant Shares”) of the Company’s common stock, par value $0.001 per share equal to $41,250 divided by the Market Price (as defined in the Note). During the year ended December 31, 2014, the company issued 558,333 shares of common stock upon conversion of $16,500 of the note. During the three months ended March 31, 2015, the company issued 3,041,474 shares of common stock upon conversion of $14,754 of note principal. As of March 31, 2015, the outstanding principal balance of this note is $56,996. Amortization for the three months ended March 31, 2015, totaled $21,450 and the carrying value of the note as of March 31, 2015, is $38,846, net of unamortized discount of $18,150

On April 1, 2014 ($15,000) and April 23, 2014 ($12,500), the Company issued convertible promissory notes to Carebourn Capital. During the year ended December 31, 2014, the Company issued 851,467 shares of common stock in satisfaction of $25,544 in convertible note principal. During the three months ended March 31, 2015, the Company issued 1,528,123 shares in satisfaction of $1,956 in convertible note principal. As of March 31, 2015, the principal balance of these notes has been satisfied.

On May 16, 2014, the Company issued a $27,000 convertible promissory note, bearing interest at 12% per annum, to WHC Capital, LLC. The Company received $25,000 after debt issuance costs of $2,000, which will be amortized over the earlier of the one year term of the Note or any redemptions. The note matured on February 16, 2015 and is in default. During the three months ended March 31, 2015, the company issued 2,731,120 shares of common stock upon conversion of $1,860 of note principal. As of March 31, 2015, a principal balance of $16,565 remains outstanding.

On July 11, 2014, the Company issued a $42,750 convertible promissory note to Auctus Private Equity Fund, LLC. . The note is due on demand, bears interest at 8% and is convertible at a 45% discount of the average of the two lowest day’s closing prices for the twenty five (25) days preceding conversion. The conversion price may be adjusted downward if, within three (3) business days of the transmittal of the Notice of Conversion, the Common Stock has a closing bid which is 5% or lower than that set forth in the Notice of Conversion. The company received $37,750 after debt issuance costs of $5,000, which will be amortized over the earlier of the 9 month term of the Note or any redemptions. Accordingly, $288 has been expensed for the three months ended March 31, 2015, as debt issuance costs (included in interest expense). The Company recorded an initial derivative liability of $44,460, debt discount of $42,750 and derivative expense of $1,710. The debt discount of $42,750 is being amortized into interest expense over the term of the note. During the three months ended March 31, 2015, the company issued 2,564,562 shares of common stock upon conversion of $7,028 of note principal and $2,155 of accrued note interest. As of March 31, 2015, a principal balance of $35,676 remains outstanding. . Amortization for the three months ended March 31, 2015, totaled $940 and the carrying value of the note as of March 31, 2015, is $34,244, net of unamortized discount of $1,432.

On July 16, 2014, the Company issued a convertible promissory note for $50,000 to an unaffiliated accredited investor. The note is due on demand, bears interest at 8% and is convertible at 50% discount of the average of the three lowest day’s closing prices for the ten (10) days preceding conversion. The Company recorded an initial derivative liability of $52,000, debt discount of $50,000 and derivative expense of $2,000. The debt discount of $50,000 is being amortized into interest expense over the term of the note. The note matures on April 16, 2015. As of March 31, 2015, the full principal balance of $50,000 remains outstanding. Amortization for the three months ended March 31, 2015, totaled $1,247 and the carrying value of the note as of March 31, 2015, is $47,080, net of unamortized discount of $2,920.

On July 22, 2014 ($52,500), August 28, 2014 ($27,500), September 19, 2014 ($27,500), and November 3, 2014 (27,500) the Company issued convertible promissory notes to Carebourn Capital. The notes are due on demand, bear interest at 12% and are convertible at a 50% discount of the average of the three lowest day’s closing prices for the ten (10) days preceding conversion. The Company received $125,000 after debt issuance costs of $10,000, which will be amortized over the earlier of the term of the Notes or any redemptions. Accordingly, $3,417 has been expensed for the three months ended March 31, 2015, as debt issuance costs (included in interest expense). The July note matures on April 22, 2015. The rest of the notes mature on May 28, 2015. The Company recorded an initial derivative liability of $143,100, debt discount of $125,000 and derivative expense of $18,100. The debt discount of $125,000 is being amortized into interest expense over the term of the notes. During the three months ended March 31, 2015, the company issued 11,900,478 shares of common stock upon conversion of $10,597 of note principal. As of March 31, 2015, a principal balance of $126,359 remains outstanding. Amortization for the three months ended March 31, 2015, totaled $22,539 and the carrying value of the notes as of March 31, 2015, is $102,897, net of unamortized discount of $23,461.

On October 9, 2014, the Company issued a convertible promissory note for $27,500 to LG Capital (“LG”). The note is due on demand, bears interest at 8% and is convertible at a 50% discount of the lowest closing price for the ten (10) days preceding conversion The Company recorded an initial derivative liability of $28,600, debt discount of $27,500 and derivative expense of $1,100. The debt discount of $27,500 is being amortized into interest expense over the term of the note. The Company received $25,000 after debt issuance costs of $2,500.The debt issuance costs will be amortized over the earlier of the twelve month term of the Note or any redemptions and accordingly $1,250 has been expensed as debt issuance costs (included in interest expense) for the three months ended March 31, 2015. The note matures on October 9, 2015. As of March 31, 2015, the outstanding principal balance of this note is $27,500. Amortization for the three months ended March 31, 2015, totaled $506 and the carrying value of the notes as of March 31, 2015, is $13,034, net of unamortized discount of $14,466.

On December 2, 2014, the Company issued a convertible promissory note for $25,000 to an unaffiliated accredited investor. The note is due on demand, bears interest at 8% and is convertible at 50% discount of the average of the three lowest day’s closing prices for the ten (10) days preceding conversion. The Company recorded an initial derivative liability of $26,000, debt discount of $25,000 and derivative expense of $1,000. The debt discount of $25,000 is being amortized into interest expense over the term of the note. The note matures on September 2, 2015. As of March 31, 2015, the full principal balance of $25,000 remains outstanding. Amortization for the three months ended March 31, 2015, totaled $6,969 and the carrying value of the notes as of March 31, 2015, is $10,858, net of unamortized discount of $14,142.

On December 23, 2014, the Company issued a $7,500 convertible promissory note to Carebourn Capital. The note is due on demand, bears interest at 8% and is convertible at a 50% discount of the average of the three lowest day’s closing prices for the ten (10) days preceding conversion. During the three months ended March 31, 2015, the Company paid $7,500 in settlement of the note principal and $190 in settlement of accrued interest. As of March 31, 2015, this note has been fully satisfied.

On December 29, 2014, the Company issued a $25,000 convertible promissory note to Pure Energy 714, a New Jersey LLC. The proceeds from this note were received on January 6, 2015. The note is due on demand, bears interest at 10% and is convertible at a 50% discount of the average of the three lowest day’s closing prices for the ten (10) days preceding conversion and matures September 29, 2015. The Company recorded an initial derivative liability of $26,250, debt discount of $25,000 and derivative expense of $1,250. The debt discount of $25,000 is being amortized into interest expense over the term of the note. As of December 31, 2014, the full principal balance of $25,000 remains outstanding. Amortization for the three months ended March 31, 2015, totaled $8,394 and the carrying value of the notes as of March 31, 2015, is $8,394, net of unamortized discount of $16,606.

2015 Notes

On February 6, 2015, the Company issued a convertible promissory note for $26,500 to LG Capital (“LG”). The Company received $25,000 after debt issuance costs of $1,500.The debt issuance costs will be amortized over the earlier of the twelve month term of the Note or any redemptions and accordingly $442 has been expensed as debt issuance costs (included in interest expense) for the three months ended March 31, 2015. The Company recorded an initial derivative liability of $28,620, debt discount of $26,500 and derivative expense of $2,120. The debt discount of $26,500 is being amortized into interest expense over the term of the note. The note is due on demand, bears interest at 8% and is convertible at a 50% discount of the lowest closing price for the ten (10) days preceding conversion and matures February 6, 2016. As of March 31, 2015, the outstanding principal balance of this note is $26,500. Amortization for the three months ended March 31, 2015, totaled $3,848 and the carrying value of the notes as of March 31, 2015, is $3,848, net of unamortized discount of $22,652.

The Company has determined that the conversion features of the 2012, 2013, 2014 and 2015 Notes represent embedded derivatives since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the Notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion features must be bifurcated from the debt hosts and accounted for as derivative liabilities. Accordingly, the fair value of these derivative instruments have been recorded as liabilities on the consolidated balance sheet with the corresponding amounts recorded as a discounts to the Notes. Such discounts will be accreted from the date of issuance to the maturity dates of the Notes. The change in the fair value of the liabilities for derivative contracts will be recorded to other income or expenses in the consolidated statement of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet.

The fair value of the conversion features embedded in the 2015 Notes as of their dates of issuance and in their entirety as of March 31, 2015 was determined to approximate their fair intrinsic value due to the terms of conversion.

The inputs used to estimate the fair value of the derivative liabilities are considered to be level 3 inputs within the fair value hierarchy.

A summary of the derivative liabilities related to convertible notes as of March 31, 2015 and December 31, 2014 is as follows:

Derivative Liability Balance 1/1/15	Initial Derivative Liability	Redeemed Convertible Notes	Fair Value Change- Three Months Ended 3/31/15	Derivative Liability Balance 3/31/15
$1,057,602	54,870	(35,412)	(12,150)	$1,064,912

A summary of debentures payable as of March 31, 2015 and December 30, 2014 is as follows:

	2015 Face Value	2014 Face Value
2013 Notes	$88,075	$88,075
2014 Notes	$568,262	$709,999
2015 Notes	$51,500	$—
Note discount	$(74,571)	$(135,431)
Total	$638,762	$662,643

8. Commitments and contingencies:

Litigation:

The Forest County Potawatomi Community (“FCPC”) has initiated an action against Chex, an inactive subsidiary of the Company, in the FCPC tribal court asserting that Chex breached a contract with FCPC during the 2002 to 2006 time period. Chex is inactive and did not defend this action. On October 1, 2009 a judgment was entered against Chex in the FCPC Tribal Court in the amount of $2,484,922. The Company has included $2,484,922 in litigation contingency on the consolidated balance sheets as of March 31, 2015 and December 31, 2014.

The Company is involved in various claims and legal actions arising in the ordinary course of business. The ultimate disposition of these matters may have a material adverse impact either individually or in the aggregate on future consolidated results of operations, financial position or cash flows of the Company.

9. Income taxes:

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

As of March 31, 2015, the Company had a tax net operating loss carry forward of approximately $9,481,000. Any unused portion of this carry forward expires in 2030. Utilization of this loss may be limited in the event of an ownership change pursuant to IRS Section 382.

10. Stockholders’ deficiency:

Common stock:

During the three months ended March 31, 2015, the Company issued 21,237,634 shares of common stock upon the conversion of $35,409 of debentures payable and $4,111of accrued and unpaid interest.

Effective February 2, 2015, the Company completed a one share for six hundred share (1 for 600) reverse split of its common stock. Accordingly, the 8,618,747,434 shares of common stock outstanding at that date became 14,364,876 shares post-split. All per share figures in these statements have been adjusted to reflect the effects of the reverse split.

Preferred stock

There were no shares of Class A or B preferred stock issued during the three months ended March 31, 2015.

The COD for Class A Preferred stock states; each share of the Class A Preferred Stock shall be entitled to a number of votes determined at any time and from time to time determined as follows: any holder of Class A Preferred Stock can vote such shares as if converted based on the Conversion Rights in below. The Class A Preferred Stock shall have a right to vote on all matters presented or submitted to the Corporation’s stockholders for approval in pari passu with holders of the Corporation’s common stock, and not as a separate class. Each share of the Class A Preferred Stock shall automatically convert (the “Conversion”) into shares of the Corporation’s common stock at the moment there are sufficient authorized and unissued shares of common stock to allow for the Conversion. The number of shares of common stock to which a holder of Class A Preferred Stock shall be entitled upon a conversion shall equal the product obtained by (a) multiplying the number of fully diluted common shares by twenty five hundredths (0.25), then (b) multiplying the result by a fraction, the numerator of which will be the number of shares of Class A Preferred stock being converted and the denominator of which will be the number of authorized shares of Class A Preferred stock. As of March 31, 2015 there are 819,000 shares of Class A Preferred stock outstanding.

On December 14, 2012, Board of Directors approved the filing of a COD establishing the designations, preferences, limitations and relative rights of the Company’s Class B Preferred Stock. The COD allows the Board of Directors in its sole discretion to issue up to 2,000,000 shares of Class B Preferred Stock. The COD for Class B Preferred stock states; each share of the Class B Preferred Stock shall be entitled to a number of votes determined at any time and from time to time determined as follows: any holder of Class B Preferred Stock can vote such shares as if converted based on the Conversion Rights in below. The Class B Preferred Stock shall have a right to vote on all matters presented or submitted to the Corporation’s stockholders for approval in pari passu with holders of the Corporation’s common stock, and not as a separate class. Each share of the Class B Preferred Stock shall automatically convert (the “Conversion”) into shares of the Corporation’s common stock at the moment there are sufficient authorized and unissued shares of common stock to allow for the Conversion. The Class B Preferred Stock will convert in their entirety, simultaneously to equal the amount of shares of common stock resulting from the amount of series B Preferred Stock outstanding multiplied by sixty (60). The Conversion shares will be issued pro rata so that each holder of the Class B Preferred Stock will receive the appropriate number of shares of common stock equal to their percentage ownership of their Class B Preferred Stock. As of March 31, 2015 there are 1,791,667, shares of Class B Preferred stock outstanding.

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

There were no options granted during the three months ended March 31, 2015.

All options outstanding at March 31, 2015 are fully vested and exercisable. A summary of outstanding balances at March 31, 2015 and December 31, 2014 is as follows:

		Weighted-
	Weighted-	Average	Aggregate
Options	Average exercise price	Remaining contractual life	Intrinsic Value

1,650	$0.34	0.98	$0

11. Prior events:

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

12. Related party transactions:

Management and director fees:

For the three months ended March 31, 2014, the Company accrued expenses of $37,500 for Mr. Fong, the Company’s President and Chairman. Mr. Fong received $29,500 in cash payments for the three months ended March 31, 2015. In January 2014, the Company issued a convertible note to Mr. Fong in payment of $25,500 of accrued and unpaid fees. As of March 31, 2015, Mr. Fong is owed $1,424 for these services, included in accrued expenses on the balance sheet.

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

Notes payable:

As disclosed in Note 6, the Company has issued notes payable to various related parties. The balances of December 31, 2014 and March 31, 2015, and the activity for the three months ended March 31, 2015 follows:

Noteholder	Balance 1/1/15	Additions	Payments	Sold	Balance 3/31/15
HPI Partners (1)	$63,725	$—	$28,100	$—	$35,625
AFPW (1)	—	22,000	—	—	22,000
Henry Fong (2)	—	3,000	—	—	3,000
SurgLine Int’l (1)	10,672	—	—	—	10,672
Total	$74,397	$15,000	$110,941	$—	$71,297

All of the notes are due on demand and have interest rates of 8% to 10% per annum.

(1)	Mr. Henry Fong, an officer and director of the Company, is also an officer, director or control person of these entities.
(2)	An officer or director of the Company.

13. Subsequent events:

From April 1, 2015, through May 15, 2015, the Company has issued 110,426,182 shares of common stock upon conversion of $88,563 of convertible promissory notes and $232 of accrued interest.

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

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2014 and 2013. The financial statements presented for the three months ended March 31, 2015 and 2014 include FFFC and its subsidiaries.

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

The Company’s financial statements for the three months ended March 31, 2015 and 2014 have been prepared on a going concern basis, which contemplates the realization of its remaining assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred significant losses since its inception and has a working capital deficit of approximately $11,314,374 and an accumulated deficit of approximately $27,653,320 as of March 31, 2015. Moreover, it presently has minimal ongoing business operations or sources of revenue, and little available resources with which to obtain or develop new operations.

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

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2015, net cash used in operating activities was $119,462 compared to $76,297 for the three months ended March 31, 2014. Net loss was $368,056 and $706,576 for the three months ended March 31, 2015 and 2014, respectively. Included in the net loss for the three months ended March 31, 2015 was $66,217 for the amortization of debt discounts and deferred financing costs related to convertible notes.. The current period loss also included operating expenses of approximately $145,197, interest expense of $191,214 related to convertible promissory notes and convertible debenture, and derivative liability expense of $12,150 due to the change in fair value of derivative liabilities.

Included in the net loss for the three months ended March 31, 2014 was $364,650 for the amortization of debt discounts and deferred financing costs related to convertible notes and $106,673 of stock compensation expense related to the issuance of 1,000 shares of Class C preferred stock. The March 31, 2014 period loss also included an initial derivative liability expense of $19,885 as a result of the fair value of newly issued convertible notes, $25,751 for the fair value change in derivative liabilities, and an increase in accrued expenses, primarily interest, of $89,379.

Net cash used in investing activities was zero for the three months ended March 31, 2015. Net cash used in investing activities for the three months ended March 31, 2014, primarily consisted of an advance of $25,000 in exchange for a note receivable.

Net cash provided by financing activities for the three months ended March 31, 2015 was $129,510 compared to $292,209 for the three months ended March 31, 2014. During the three months ended March 31, 2015, the Company received $50,000 from the issuance of convertible notes and 112,800 from the issuance of notes payable related parties. During the three months ended March 31, 2014, the Company received $322,500 from the issuance of convertible notes and $5,000 from the issuance of notes payable related parties. The Company repaid $25,791 of notes payable ($20,791 related parties) and paid $9,500 of deferred financing fees..

For the three months ended March 31, 2015, cash and cash equivalents increased by $10,048 compared to an increase of $190,412 for the three months ended March 31, 2014. Ending cash and cash equivalents at March 31, 2015 was $13,415 compared to $192,469 at March 31, 2014.

We have limited cash and cash equivalents on hand and need to raise funds to continue to be able to support our operating expenses and to meet our other obligations as they become due.

REVENUES

Total revenues for the three months ended March 31, 2015 were $207,975 compared to $7,039 for the three months ended March 31, 2014. Revenues in the three month period ended March 31, 2015 consist of Brawnstone sales revenue and of credit card income on Nova’s remaining portfolio. For the three month period ended March 31, 2014, revenue consists of only Nova credit card income.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2015, were $145,197 compared to $6,455 for the three months ended March 31, 2014. Expenses were primarily comprised of the Brawnstone subsidiary’s cost of sales as well as third party servicing fees of Nova’s remaining credit card portfolio.

SELLING GENERAL AND ADMINISTRATIVE EXPENSES

Corporate operating expenses for the three months ended March 31, 2015 were $227,470 compared to $179,325 and $163,699 for the three and nine months ended March 31, 2014, respectively. The expenses were comprised of the following:

	Three months ended March 31,
	2015	2014
Accounting and legal	$2,927	$5,000
Stock compensation expense	—	106,673
Management and director fees	37,500	15,000
Consulting and other professional	27,434	25,600
Transfer agent and filing fees	3,980	8,790
Other	155,629	6,622
	$227,470	$179,325

Effective October 1, 2012, the Company has agreed to compensate Mr. Fong $5,000 each per month for services being provided. On June 1, 2014, the Company increased Mr. Fong’s monthly compensation to $12,500 (management and director fees). Included in three months ended March 31, 2015, were accounting and auditing fees of 2,927.

Consulting and other professional fees increased for the three months period ended March 31, 2015, compared to the three months ended March 31, 2014. The current period expenses included $6,500 in consulting fees, $3,204 as part of a marketing agreement to increase the Company’s social media presence, $3,955 in investor relations costs and $13,775 in additional outside consulting fees. Consulting and other professional fees for the three months ended March 31, 2014 included $16,000 of costs related to Cannabis Angel initiatives, $6,750 as part of a marketing agreement to increase the Company’s social media presence and $2,850 investor relations costs.

The decrease in transfer agent and filing fees costs for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, were related to State of Nevada costs for increasing the authorized shares of common stock as well as transfer agent costs for the issuance of shares of common stock upon conversion of debentures.

General and other administrative costs for the three months ended March 31, 2015 were $227,470 compared to $179,325 for the three months ended March 31, 2014. Expenses for the three months ended March 31, 2015 include rent expense of $3,620, travel expense of $4,114, royalty fees of $5,000, office supplies of $2,718, and Brawnstone’s operating costs of $86,899 .

Included in three months ended March 31, 2014, were accounting and auditing fees of $15,575. Stock compensation expense is as a result of 1,000 shares of Class C preferred stock issued to Mr. Fong. Consulting and other professional fees for the three months ended March 31, 2014 included $16,000 of costs related to Cannabis Angel initiatives, $6,750 as part of a marketing agreement to increase the Company’s social media presence and $2,850 investor relations costs. Transfer agent and filing fees costs increased for the three months ended March 31, 2014, related to State of Nevada costs for increasing the authorized shares of common stock as well as transfer agent costs for the issuance of shares of common stock upon conversion of debentures..

OTHER INCOME (EXPENSE)

Other expense, net for the three months ended March 31, 2015 was $203,364 compared to $527,835 for the three months ended March 31, 2014. The three months ended March 31, 2015, included derivative liability expense of $12,150.

Interest expense for each of the periods is as follows:

	Three months ended March 31,
	2015	2014
Interest on face value	$125,097	$106,142
Amortization of note and OID discounts	60,859	359,357
Amortization deferred financing costs	5,358	5,293
Total	$191,314	$481,799

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

Our significant accounting policies are described in more detail in our 2014 Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2015, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 6 of the Condensed Consolidated Financial Statements

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2015, the Company issued 21,237,634 shares of common stock upon the conversion of $35,409 of debentures payable and $4,111of accrued and unpaid interest. The shares were issued at approximately $0.0001 per share.

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

FastFunds Financial Corporation
(Registrant)

Date: May 15, 2015	By: /s/ Henry Fong
Henry Fong
Chief Executive Officer

