Form 10-Q/A
period 2015-03-31
FASTFUNDS FINANCIAL CORP
filed 2015-05-19
CIK 779956

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

(Amendment No.1)

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

 EXPLANATORY NOTE

This filing has been amended solely to correct the Company’s shell company status to “no” on the cover page of this Current Report on Form 10-Q. The Company is not a shell company and marking a yes on the cover page of the original filing was an error.

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

FastFunds Financial Corporation
(Registrant)

Date: May 19, 2015	By: /s/ Henry Fong
Henry Fong
Chief Executive Officer

