Form 10-Q
period 2015-06-30
FASTFUNDS FINANCIAL CORP
filed 2015-08-19
CIK 779956

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended June 30, 2015
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission File No. 000-33053

FASTFUNDS FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	87-0425514
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b.2 of the Exchange Act). ☐ Yes ☑ No

Number of shares of outstanding of the Registrant’s $0.0001 par value common stock as of August 15, 2015 was 738,252,007 shares.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

SIX MONTHS ENDED JUNE 30, 2015 AND 2014

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$37,769	$3,367
Accounts receivable	85,404	169,702
Notes receivable	22,050	62,050
Prepaid expenses	29,686	38,212
Deferred financing costs	19,824	8,931
Other current assets	76	76

Total current assets	194,809	282,338

Fixed assets, net	1,973	2,313
Investment in unconsolidated investee	237,000	15,000
Other assets	3,323	1,850
Goodwill	85,362	85,362
Long term investments (Note 4)	89,575	89,575

Total other assets	417,233	194,100

Total assets	$612,042	$476,438

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Bank Overdraft	$—	$1,860
Accounts payable	795,390	881,086
License fee payable	250,000	250,000
Due to related party	75,000	75,000
Accrued expenses, including related parties $46,465 (2015) and $41,898 (2013) (Note 5)	3,976,716	3,734,029
Note Payable	60,000	60,000
Convertible promissory notes (Note 6), including related parties of $13,895 (2015) and $74,597 (2014)	2,200,061	2,198,391
Litigation contingency (Note 7)	2,484,922	2,484,922
Convertible debentures payable, net	633,369	662,643
Derivative liabilities (Note 6)	1,417,030	1,057,602

Total current liabilities	11,892,488	11,405,533

Commitments and contingencies (Notes 4, 6,and 8)

Stockholders' deficiency (Note 8):
Preferred stock, $.001 par value; 5,000,000 shares authorized;
Class A preferred stock, $0.001 par value; 1,000,000 shares authorized; 819,000 shares issued and outstanding	819	819
Class B preferred stock, $0.001 par value; 2,000,000 shares authorized; 1,791,667 shares issued and outstanding	1,792	1,792
Class C preferred stock, $0.001 par value; 1,000 shares authorized; 1,000 shares shares issued and outstanding (2014)	1	1
Common stock, $.001 par value; 9,000,000,000 shares authorized; 368,283,106 (2015) and 14,414,581 (2014) shares issued and outstanding	368,283	14,415
Additional paid-in capital	16,402,687	16,305,314
Treasury stock, 50,000 shares of common stock	—	—
Accumulated deficit	(28,090,143)	(27,292,757)

Total stockholders' deficiency	(11,316,561)	(10,970,416)
Less noncontrolling interests	36,115	41,321
Total deficit	(11,280,446)	(10,929,095)

Total liabilities and stockholders' deficit	$612,042	$476,438

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2014	2015	2014

Revenue, net	$194,295	$7,327	$402,270	$14,366

Operating expenses:
Cost of Sales	121,634	—	260,539	—
Processing fees	5,889	6,502	11,833	12,853
Returned checks (collected)	—	(1,120)	—	(1,420)
Other	389	390	737	794

Total operating expenses	127,912	5,772	273,109	12,227

Gross profit	66,383	1,555	129,161	2,139

Selling, general and administrative	127,389	167,277	354,709	346,602
Loss from operations	(61,006)	(165,722)	(225,548)	(344,463)

Other income (expense):
Interest expense	(304,907)	(624,135)	(496,221)	(1,105,935)
Derivative liability income (expense)	(63,618)	359,063	(75,768)	313,027
Interest Income	—	13,500	—	13,500
Total other expense	(368,525)	(251,572)	(571,989)	(779,408)

Net loss	$(429,531)	$(417,294)	$(797,537)	$(1,123,871)

Less (plus) net loss (gain) attributable to non controlling interest	(2,088)	—	5,205	—

Net loss attributable to common stockholders	$(431,619)	$(417,294)	$(792,332)	$(1,123,871)

Net loss per share	$(0.00)	$(0.06)	$(0.01)	$(0.19)

Weighted average number of common shares outstanding Basic and diluted	191,045,766	6,932,919	104,966,405	6,026,626

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(797,537)	$(1,123,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization on fixed assets	340	—
Issuance of preferred stock as compensation	—	106,673
Amortization of discount on convertible notes	226,292	822,854
Initial derivative liability expense on convertible debentures	75,768	24,205
Change in fair value of derivative liability	—	(337,232)
Issuance of warrants for services	45,000	—
Amortization of deferred financing costs	9,857	13,984
Decrease (increase) in assets:
Accounts receivable	84,298	3,658
Interest receivable	—	(13,500)
Other current assets	7,053	1,067
Increase in liabilities
Accounts payable and accrued expenses	87,161	262,298

Net cash used in operating activities	(261,768)	(239,865)

Cash flows from investing activities:
Investment in unconsolidated subsidiary	(222,000)	—
Payments on issuance of notes receivable	—	(25,000)
Payment of security deposit	—	(1,000)
Payments from issuance of note receivable	—	1,680

Net cash used in investing activities	(222,000)	(24,320)

Cash flows from financing activities:
Borrowings on convertible notes, net	524,000	440,500
Repayments on convertible notes, net	(7,500)	—
Borrowings on notes and loans payable, related	27,500	5,000
Borrowings on notes and loans payable, other	93,500	—
Repayments on notes and loans payable, related	(77,336)	(45,791)
Repayments on notes and loans payable, other	(41,994)	(5,000)
Payment of deferred financing costs	—	—

Net cash provided by financing activities	518,170	394,709

Net increase in cash and cash equivalents	34,402	130,524
Cash and cash equivalents, beginning	3,367	2,057

Cash and cash equivalents, ending	$37,769	$132,581

Supplemental disclosure of cash flow information:

Cash paid for interest	$225	$12,358

Cash paid for income taxes	$—	$—

Schedule of Non-Cash Investing and Financing Activities

Conversion of convertible notes and interest to common stock	$—	$—

Reclass of derivative liability to equity upon conversion of convertible debt	$232,242	$378,531

Conversion of convertible debentures to common stock	$216,196	$378,531

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

On November 5, 2014, FastFunds Financial Corporation announced the acquisition of a 49% equity stake in WMII, Inc. ("WMII"), a marketing and product distribution firm that specializes in cannabis related services. WMII is an early-stage company that is currently not generating any revenues. Developed over the past several months, WMII has built an extensive database of prospective customers and retail relationships that exceed over 1,000 medical and recreational dispensaries throughout the Colorado, Washington State and California regions. In addition to marketing the Company's Cannabis GreenCard, WMII will market several other products that it retains distribution rights to, such as the THC Test Kit. The company paid $15,000 for its interest in WMII.

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

On May 15, 2015, FastFunds Financial Corporation (“FFFC”) acquired a 49% Limited Liability Company interest in Pure Grow Systems, LLC for $250,000. Financing for this transaction was provided through a $128,000 convertible note issued to CareBourn Capital, LP on May 15, 2015 and a $125,000 convertible note issued to Pure Energy Inc. on May 29, 2015. As of June 30, 2015, $222,000 has been remitted by the company in acquisition of a minority stake of Pure Grow. Pure Grow Systems, LLC will be dedicated to the healthy production of raw materials used for medicinal or other health-related purposes. The Company is developing a line of environmentally friendly products using ingredients that have a strong track record of sanitation and disinfection in buildings, on furniture, and other items found in medical, manufacturing and warehouse settings. Pure Grow Systems anticipates launching its website and first product line within the next 60 days.

The Company currently has thirty-six full and part time employees at Brawnstone Security. None of our employees are currently covered by collective bargaining agreements.

Going concern and management’s plans:

In the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. The Company’s interim financial statements for the three and six months ended June 30, 2015 and 2014 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company reported a net loss of $797,537 for the six months ended June 30, 2015, and has a working capital deficit of $11,097,679 and an accumulated deficit of $28,090,143 as of June 30, 2015. Moreover, the Company presently has no significant ongoing business operations or sources of revenue and has little resources with which to obtain or develop new operations.

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

2.    Summary of significant accounting policies:

 Basis of presentation and principles of consolidation:

The accompanying condensed consolidated financial statements have been prepared by the Company without audit and include the consolidated accounts of Fastfunds Financial Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (SEC) on April 19, 2015. Interim results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of future results for the full year. Certain amounts from the 2014 period have been reclassified to conform to the presentation used in the current period.

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

Loss per share:

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants, and common stock underlying convertible promissory notes are not considered in the calculations for the six month periods ended June 30, 2015 and 2014, as the impact of the potential common shares related to convertible debt, warrants, and stock options, which total 3,527,664,150 and 6,418,044, respectively, would be anti-dilutive.

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

There were no options granted during the three and six months ended June 30, 2015 and 2014.

The Company’s stock option plan is more fully described in Note 10.

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

The Company classifies penalties and interest related to unrecognized tax benefits as income tax expense in the Statements of Operations.

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

3.     Concentration of revenue:

A significant portion of the Company's revenues for the six months ended June 30, 2015 were generated from five customers as follows:

		Accounts Receivable
	% of Total Revenues	as of June 30, 2015

Customer A	16.49%	$80
Customer B	12.69%	$15,495
Customer C	9.25%	$0
Customer D	9.17%	$15,432
Customer E	6.76%	$402

4.     Notes receivable:

On March 19, 2014, the Company advanced $25,000 to Worldwide Marijuana Investments, Inc. (“WMI”) in exchange for a $25,000 promissory note. Interest of 12% per annum is payable in monthly installments, along with a monthly principal amount of $500 beginning April 1, 2014 for twelve months, at which time the remaining principal amount and interest will be due in full. As of June 30, 2015, the outstanding principal amount on the promissory note is $22,050.

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

On July 24, 2014, the Company, through its wholly-owned subsidiary, The 420 Development Corporation, acquired a 70% interest in Brawnstone. Brawnstone is a licensed armed security, private investigation, security technology solution provider and tactical training company servicing active accounts with several Government affiliated HUD housing establishments, schools, and industrial facilities across the Ohio region. The purchase price, disclosed in the Membership Interest Purchase Agreement and Assignment of Membership Interest Agreement dated July 23, 2014, was $160,000. The Company remitted $100,000 in cash and issued a $60,000 note payable bearing 8% interest in the closing of the acquisition. On the acquisition date, the company assumed the assets of Brawnstone, including $133,805 in cash and cash equivalents, $120,965 in accounts receivable, all of which is classified as current and collectable, and $950 in other assets, as well as liabilities including accounts payable of $181,083. The Company also recognized goodwill of $85,362, included on the June 30, 2015 balance sheet, as a result of the acquisition.

On November 5, 2014, the company acquired a 49% equity stake in WMII, Inc. ("WMII"), a marketing and product distribution firm that specializes in cannabis related services. WMII is an early-stage company. The company paid $15,000 in cash in closing the acquisition. Since acquisition and until the period ended June 30, 2015, WMII has not begun any significant operating activities and has generated no revenues for the Company.

On May 15, 2015, the company acquired a 49% Limited Liability Company interest in Pure Grow Systems, LLC for $250,000 in cash. Financing for this transaction was provided through a $128,000 convertible note issued to CareBourn Capital, LP on May 15, 2015 and a $125,000 convertible note issued to Pure Energy Inc. on May 29, 2015. As of June 30, 2015, $222,000 has been remitted by the company in acquisition of a minority stake of Pure Grow.

6.     Accrued liabilities:

Accrued liabilities at June 30, 2015 and December 31, 2014 were $3,976,715 and $3,734,029, respectively, and were comprised of:

	2015	2014
Legal fees	$23,594	$23,594
Interest	3,584,951	3,336,669
Consultants and advisors	151,429	157,024
Registration rights	98,013	98,013
Other	118,729	118,729
	$3,976,716	$3,734,029

7.    Promissory notes, including related parties and debenture payable:

Promissory notes, including related parties at June 30, 2015 and December 31, 2014, consist of the following:

	2015	2014
Promissory notes payable:

Various, including related parties of $24,567 (2015) and $157,322 (2014); interest rate ranging from 8% to 10% [A]	$109,342	$171,422

Notes payable; interest rates ranging from 9% to 15%; interest payable quarterly; the notes are unsecured, matured on February 28, 2008; currently in default and past due [B]	2,090,719	2,090,719
	$2,200,061	$2,198,391

[A]	Pursuant to a November 4, 2011 Board of director resolution, these notes are convertible at conversion rates, determined at the discretion of the board of directors. During the six months ended June 30, 2015 the Company issued notes of $121,000 ($5,000 to related parties) and made payments of $116,630 (including $74,830 to related parties).

[B]	These notes payable (the “Promissory Notes”) originally became due on February 28, 2007. In April 2007 the Company, through a financial advisor, restructured $1,825,000 of the Promissory Notes (the “Restructured Notes”). The Restructured Notes carry a stated interest rate of 15% (a default rate of 20%) and matured on February 28, 2008. The Company has not paid the interest due since June 2007, and no principal payments on the Promissory Notes have been made since 2008 and accordingly, they are in default. Accrued interest on these notes total $3,434,686 and is included in accrued expenses on the consolidated balance sheets.

In January 2008, the Company and the three guarantors received a complaint filed by the financial advisor (acting as agent for the holders of the Restructured Notes) and the holders of the Restructured Notes. The claim is seeking $1,946,250 plus per diem interest beginning January 22, 2008 at the rate of twenty percent (20%) per annum plus $37,000 due the financial advisor for unpaid fees. The court has ruled in favor of a motion for summary judgment filed by certain of the plaintiffs and a judgment was entered on August 18, 2009 in the total amount of $2,482,922 in principal and interest on the notes, $40,920 in related claims and $124,972 in attorney’s fees and expenses. The Company is not aware of any payments being made by any of the guarantors and accordingly, the Company includes these liabilities on the June 30, 2015 and December 31, 2014 balance sheet items promissory notes payable and accrued expenses.

Debenture payable:

2012 Notes

On November 1, 2012, the Company issued a convertible promissory note to David Schaper (“Schaper”) in the amount of $269,858 in exchange for previously accrued legal fees. The note bears interest at 8% per annum and is convertible at a conversion price for each share of common stock equal to 50% of the average of the lowest three trading prices (as defined in the note agreements) per share of the Company’s common stock for the ten trading days immediately preceding the date of conversion. During the year ended December 31, 2014, the Company issued 2,240,336 shares of common stock upon the conversion of $163,670 of the Note. As of June 30, 2015, the balance of the note is $3,000.

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

On March 14, 2013 the Company issued a convertible promissory note for $46,000 to an accredited investor (the “March 2013 Note”). The March 2013 Note, was due eight months from issuance and bears an interest rate of 8% per annum, and in the case of an event of default increases to 12% per annum (“the Default Rate”). The conversion feature of the 2013 Note is a 50% discount to the average of the three lowest day closing bid prices for the ten trading days prior to conversion. The March 2013 Note matured November 14, 2013, is in default, and the Default Rate was effective at that date. During the six months ended June 30, 2015, the Company issued 14,057,342 shares of common stock upon conversion of $6,087 of the note. The balance of the March 2013 Note is $20,489 as of June 30, 2015.

On August 22, 2013, the Company issued a $6,000 convertible promissory note to Schaper. During the year ended December 31, 2014, the Company issued 66,667 shares of common stock upon conversion of $4,000 of this note. The outstanding principal balance on this note is $2,000 as of June 30, 2015.

On October 18, 2013, the Company issued four (4) convertible notes each in the amount of $25,625 to Gel (the 2013 Gel Notes). The conversion price for the 2013 Gel Notes is equal to 50% of the lowest closing bid price of the Common Stock as reported on the exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future with a floor of $0.0001 per share, for any of the five trading days including the day upon which a Notice of Conversion is received by the Company. If the shares have not been delivered within 3 business days, the Notice of Conversion may be rescinded. Accrued but unpaid interest shall be subject to conversion. No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded to the nearest whole share. Also on October 18, 2013, Gel issued the Company four secured promissory notes, each in the amount of $25,000, due April 21, 2014. The Company received the $100,000 on March 6, 2014. During the year ended December 31, 2014, the Company issued 944,260 shares upon conversion of $83,295 of the notes. As of June 30, 2015, the four convertible promissory notes in the aggregate of $19,205 of principal amount owed Gel was outstanding.

On November 22, 2013, the Company issued a $35,000 (the Fong Note) and $30,000 (the Hollander Note) convertible notes to Mr. Fong and Mr. Hollander, respectively, in satisfaction of unpaid fees. During the six months ended June 30, 2015, the Company issued 1,363,636 shares of common stock in satisfaction of $1,000 of the Hollander note. The outstanding principal balances of the Fong and Hollander notes as of June 30, 2015 are $35,000 and $7,000 respectively.

2014 Notes

On January 28, 2014, the Company issued a convertible promissory note to Mr. Fong for $25,500 in satisfaction of accrued and unpaid fees due Mr. Fong. Also on January 28, 2014, the Company entered into a Debt Settlement and Release Agreement (the “DSR”) with Mr. Fong, Mary Virginia Knight (“Knight”) or Knight assigns. This note matured January 28, 2015 and is in default. Pursuant to the DSR, the Company has issued 500,000 shares of common stock to the Knight assign, in cancellation and satisfaction of $15,000 of the convertible note due Mr. Fong. As of June 30, 2015, the outstanding principal balance of this note is $10,500.

On February 10, 2014, the Company issued two (2) convertible promissory notes in the amounts of $95,814 and $95,813 in exchange for previously accrued legal fees. The notes bear interest at 8% per annum and are convertible at a conversion price for each share of common stock equal to 50% of the average of the lowest three trading prices (as defined in the note agreements) per share of the Company’s common stock for the ten trading days immediately preceding the date of conversion. This note matured February 10, 2015 and is in default. During the year ended December 31, 2014, the company issued 416,667 shares of common stock in settlement of $12,500 of the notes. During the six months ended June 30, 2015, $35,000 in note principal was assigned to a third party in the form of a new convertible promissory note, with the same terms as the prior note. As of June 30, 2015, the balances of the notes, including amounts now held by third parties, totaled $179,127.

On February 20, 2014, the Company issued two (2) convertible promissory notes, each in the amount of $40,000 to LG Capital (“LG”). The Company received $38,000 after debt issuance costs of $2,000 and a $40,000 secured promissory note. The debt issuance costs will be amortized over the earlier of the twelve month term of the Note or any redemptions and $2,000 has been expensed as debt issuance costs (included in interest expense) for the year ended December 31, 2014. This note matured February 20, 2015 and is in default. During the six months ended June 30, 2015, the Company issued 1,391,990 shares of common stock in satisfaction of $26,500 in convertible note principal and $1,317 of accrued and unpaid interest. As of June 30, 2015, the outstanding principal balance of these notes is $13,500.

On March 6, 2014 the Company issued a $50,000 convertible promissory note to Gel, under the same terms and conditions as the 2012 Gel Notes. This note matured March 6, 2015 and is in default. During the six months ended June 30, 2015, the Company issued 24,979,349 shares of common stock in satisfaction of $19,205 in convertible note principal and $2,863 in accrued and unpaid interest. As of June 30, 2015, the outstanding principal balance of this note is $30,795.

On March 27, 2014, the Company issued an $831,000 secured convertible promissory note (the “Note”) to Typenex (the “Lender”). The Typenex Note carries an original issuer discount of $75,000. In addition, the Company agreed to pay $6,000 to cover the Lender’s legal and other fees. At the option of the Lender, the note converts at $0.0025 per share. The conversion by the Lender of any portion of the Outstanding Balance shall only be exercisable in ten (10) tranches (each, a “Tranche”), consisting of an initial Tranche in an amount equal to $88,500 and nine (9) additional Tranches, each in the amount of $82,500, plus any interest, costs, fees or charges accrued thereon or added thereto under the terms of this Note. The Note carries a ten % interest rate and matures on the seventeenth month after funding. Typenex funded $75,000 on April 1, 2014 and also delivered nine (9) secured promissory notes to the Company, each in the amount of $75,000. Each payment received will constitute an “Issue Date”. The Company also granted Typenex the right to purchase at any time on or after each Issue Date until the date which is the last calendar day of the month in which the fifth anniversary of the Issue Date occurs (the “Expiration Date”), a number of fully paid and non-assessable shares (the “Warrant Shares”) of the Company’s common stock, par value $0.001 per share equal to $44,250 divided by the Market Price (as defined in the Note). This note matured April 1, 2015 and is in default. During the year ended December 31, 2014, the company issued 558,333 shares of common stock upon conversion of $16,500 of the note. During the six months ended June 30, 2015, the company issued 4,405,110 shares of common stock upon conversion of $17,078 of note principal. As of June 30, 2015, the outstanding principal balance of this note is $69,426. Amortization for the six months ended June 30, 2015, totaled $39,600 and the carrying value of the note as of June 30, 2015, is $54,672, net of unamortized discount of $0.

On April 1, 2014 ($15,000) and April 23, 2014 ($12,500), the Company issued convertible promissory notes to Carebourn Capital. During the year ended December 31, 2014, the Company issued 851,467 shares of common stock in satisfaction of $25,544 in convertible note principal. During the six months ended June 30, 2015, the Company issued 1,528,123 shares in satisfaction of $1,956 in convertible note principal. As of June 30, 2015, the principal balance of these notes has been satisfied.

On May 16, 2014, the Company issued a $27,000 convertible promissory note, bearing interest at 12% per annum, to WHC Capital, LLC. The Company received $25,000 after debt issuance costs of $2,000, which was amortized over the earlier of the one year term of the Note or any redemption. The note matured on February 16, 2015 and is in default. During the six months ended June 30, 2015, the company issued 24,880,488 shares of common stock upon conversion of $12,997 of note principal. As of June 30, 2015, a principal balance of $5,428 remains outstanding.

On July 11, 2014, the Company issued a $42,750 convertible promissory note to Auctus Private Equity Fund, LLC. . The note is due on demand, bears interest at 8% and is convertible at a 45% discount of the average of the two lowest day’s closing prices for the twenty five (25) days preceding conversion. The conversion price may be adjusted downward if, within three (3) business days of the transmittal of the Notice of Conversion, the Common Stock has a closing bid which is 5% or lower than that set forth in the Notice of Conversion. The company received $37,750 after debt issuance costs of $5,000, which was amortized over the earlier of the 9 month term of the Note or any redemptions. Accordingly, $288 has been expensed for the six months ended June 30, 2015, as debt issuance costs (included in interest expense). The Company recorded an initial derivative liability of $44,460, debt discount of $42,750 and derivative expense of $1,710. The debt discount of $42,750 was amortized into interest expense over the term of the note. The note matured on April 11, 2015 and is in default. During the six months ended June 30, 2015, the company issued 2,564,562 shares of common stock upon conversion of $7,028 of note principal and $2,155 of accrued note interest. As of June 30, 2015, a principal balance of $35,676 remains outstanding. Amortization for the six months ended June 30, 2015, totaled $2,372 and the carrying value of the note as of June 30, 2015, is $35,676, net of unamortized discount of $0.

On July 16, 2014, the Company issued a convertible promissory note for $50,000 to an unaffiliated accredited investor. The note is due on demand, bears interest at 8% and is convertible at 50% discount of the average of the three lowest day’s closing prices for the ten (10) days preceding conversion. The Company recorded an initial derivative liability of $52,000, debt discount of $50,000 and derivative expense of $2,000. The debt discount of $50,000 was amortized into interest expense over the term of the note. The note matured on April 16, 2015 and is in default. As of June 30, 2015, the full principal balance of $50,000 remains outstanding. Amortization for the six months ended June 30, 2015, totaled $4,167 and the carrying value of the note as of June 30, 2015, is $50,000, net of unamortized discount of $0.

On July 22, 2014 ($52,500), August 28, 2014 ($27,500), September 19, 2014 ($27,500), and November 3, 2014 (27,500) the Company issued convertible promissory notes to Carebourn Capital. The notes are due on demand, bear interest at 12% and are convertible at a 50% discount of the average of the three lowest day’s closing prices for the ten (10) days preceding conversion. The Company received $125,000 after debt issuance costs of $10,000, which was amortized over the earlier of the term of the Notes or any redemptions. Accordingly, $3,417 has been expensed for the six months ended June 30, 2015, as debt issuance costs (included in interest expense). The July note matured on April 22, 2015 and is in default. The rest of the notes matured on May 28, 2015 and are in default. The Company recorded an initial derivative liability of $143,100, debt discount of $125,000 and derivative expense of $18,100. The debt discount of $125,000 was amortized into interest expense over the term of the notes. During the six months ended June 30, 2015, the company issued 126,069,682 shares of common stock upon conversion of $86,770 of note principal. As of June 30, 2015, a principal balance of $50,186 remains outstanding. Amortization for the six months ended June 30, 2015, totaled $38,258 and the carrying value of the notes as of June 30, 2015, is $50,186, net of unamortized discount of $0.

On October 9, 2014, the Company issued a convertible promissory note for $26,500 to LG Capital (“LG”). The note bears interest at 8% and is convertible at a 50% discount of the lowest closing price for the ten (10) days preceding conversion The Company recorded an initial derivative liability of $28,090, debt discount of $26,500 and derivative expense of $1,590. The debt discount of $26,500 was amortized into interest expense over the term of the note. The Company received $25,000 after debt issuance costs of $1,500.The debt issuance costs will be amortized over the earlier of the twelve month term of the Note or any redemptions and accordingly $1,250 has been expensed as debt issuance costs (included in interest expense) for the six months ended June 30, 2015. The note matures on October 9, 2015. As of June 30, 2015, the outstanding principal balance of this note is $27,500. Amortization for the six months ended June 30, 2015, totaled $8,165 and the carrying value of the notes as of June 30, 2015, is $19,167, net of unamortized discount of $7,333.

On December 2, 2014, the Company issued a convertible promissory note for $25,000 to an unaffiliated accredited investor. The note bears interest at 8% and is convertible at 50% discount of the average of the three lowest day’s closing prices for the ten (10) days preceding conversion. The Company recorded an initial derivative liability of $26,000, debt discount of $25,000 and derivative expense of $1,000. The debt discount of $25,000 is being amortized into interest expense over the term of the note. The note matures on September 2, 2015. As of June 30, 2015, the full principal balance of $25,000 remains outstanding. Amortization for the six months ended June 30, 2015, totaled $15,272 and the carrying value of the notes as of June 30, 2015, is $19,160, net of unamortized discount of $5,840.

On December 23, 2014, the Company issued a $7,500 convertible promissory note to Carebourn Capital. The note is due on demand, bears interest at 8% and is convertible at a 50% discount of the average of the three lowest day’s closing prices for the ten (10) days preceding conversion. During the six months ended June 30, 2015, the Company paid $7,500 in settlement of the note principal and $190 in settlement of accrued interest. As of June 30, 2015, this note has been fully satisfied.

On December 29, 2014, the Company issued a $25,000 convertible promissory note to Pure Energy 714, a New Jersey LLC. The proceeds from this note were received on January 6, 2015. The note is due on demand, bears interest at 10% and is convertible at a 50% discount of the average of the three lowest day’s closing prices for the ten (10) days preceding conversion and matures September 29, 2015. The Company recorded an initial derivative liability of $26,250, debt discount of $25,000 and derivative expense of $1,250. The debt discount of $25,000 is being amortized into interest expense over the term of the note. During the six months ended June 30, 2015, the company issued 47,464,384 shares of common stock upon conversion of $25,000 of note principal. As of June 30, 2015, this note has been fully satisfied.

2015 Notes

On February 6, 2015, the Company issued a convertible promissory note for $26,500 to LG Capital (“LG”). The Company received $25,000 after debt issuance costs of $1,500. The debt issuance costs will be amortized over the earlier of the twelve month term of the Note or any redemptions and accordingly $441 has been expensed as debt issuance costs (included in interest expense) for the six months ended June 30, 2015. The Company recorded an initial derivative liability of $28,620, debt discount of $26,500 and derivative expense of $2,120. The debt discount of $26,500 is being amortized into interest expense over the term of the note. The note is due on demand, bears interest at 8% and is convertible at a 50% discount of the lowest closing price for the ten (10) days preceding conversion and matures February 6, 2016. As of June 30, 2015, the outstanding principal balance of this note is $26,500. Amortization for the six months ended June 30, 2015, totaled $10,455 and the carrying value of the notes as of June 30, 2015, is $10,455, net of unamortized discount of $16,045.

On April 10, 2015, the Company issued a $40,500 convertible promissory note to Carebourn Capital. The April 10 Carebourn Note carries an original issuer discount of $3,000. The company paid $3,000 in debt issuance costs related to this note on June 16, 2015. The debt issuance costs will be amortized over the earlier of the nine month term of the Note or any redemptions, and accordingly, $1,000 has been expensed as debt issuance costs (included in interest expense) for the three and six months ended June 30, 2015. The note is due on demand, bears interest at 12% and is convertible at a 50% discount of the average of the three lowest day’s closing prices for the ten (10) days preceding conversion. The Company recorded an initial derivative liability of $45,360, debt discount of $40,500 and derivative expense of $4,860. The debt discount of $40,500 is being amortized into interest expense over the term of the note. The note matures on January 10, 2016. As of June 30, 2015, the full principal balance of $40,500 remains outstanding. Amortization for the six months ended June 30, 2015, totaled $11,929, and the carrying value of the notes as of June 30, 2015, is $11,929, net of unamortized discount of $28,571.

On April 15, 2015, the Company issued a convertible promissory note for $26,500 to LG Capital (“LG”). The note is due on demand, bears interest at 8% and is convertible at a 50% discount of the lowest closing price for the ten (10) days preceding conversion. The Company recorded an initial derivative liability of $28,090, debt discount of $26,500 and derivative expense of $1,590. The debt discount of $26,500 is being amortized into interest expense over the term of the note. The Company received $25,000 after debt issuance costs of $1,500. The debt issuance costs will be amortized over the earlier of the twelve month term of the Note or any redemptions and accordingly $633 has been expensed as debt issuance costs (included in interest expense) for the six months ended June 30, 2015. The note matures on October 9, 2015. As of June 30, 2015, the outstanding principal balance of this note is $27,500. Amortization for the six months ended June 30, 2015, totaled $19,167 and the carrying value of the notes as of June 30, 2015, is $19,167, net of unamortized discount of $7,333.

On May 6, 2015, the Company issued a $40,000 convertible promissory note to Pure Energy 714, a New Jersey LLC. The note is due on demand, bears interest at 12% and is convertible at a 50% discount of the average of the three lowest day’s closing prices for the ten (10) days preceding conversion and matures November 6, 2015. The Company received $37,500 after debt issuance costs of $2,500. The debt issuance costs will be amortized over the earlier of the five month term of the Note or any redemptions and accordingly $764 has been expensed as debt issuance costs (included in interest expense) for the six months ended June 30, 2015. The Company recorded an initial derivative liability of $42,400, debt discount of $40,000 and derivative expense of $2,450. The debt discount of $25,000 is being amortized into interest expense over the term of the note Amortization for the six months ended June 30, 2015, totaled $20,634 and the carrying value of the notes as of June 30, 2015, is $8,257, net of unamortized discount of $19,366. During the six months ended June 30, 2015, the company issued 38,587,833 shares of common stock upon conversion of $12,377 of note principal. As of June 30, 2015, the outstanding principal balance of this note is $27,623.

On May 15, 2015, the Company issued a $128,000 convertible promissory note to Carebourn Capital. The note is due on demand, bears interest at 12% and is convertible at a 50% discount of the average of the three lowest day’s closing prices for the twenty (20) days preceding conversion and matures February 15, 2016. The Company received $125,000 after debt issuance costs of $3,000. The debt issuance costs will be amortized over the earlier of the nine month term of the Note or any redemptions and accordingly $767 has been expensed as debt issuance costs (included in interest expense) for the six months ended June 30, 2015. The Company recorded an initial derivative liability of $143,360, debt discount of $128,000 and derivative expense of $15,360. The debt discount of $128,000 is being amortized into interest expense over the term of the note. Amortization for the six months ended June 30, 2015, totaled $21,333 and the carrying value of the notes as of June 30, 2015, is $21,333, net of unamortized discount of $106,667. As of June 30, 2015, the outstanding principal balance of this note is $128,000.

On May 27, 2015, the Company issued a $28,000 convertible promissory note to Carebourn Capital. The note is due on demand, bears interest at 12% and is convertible at a 50% discount of the average of the three lowest day’s closing prices for the twenty (20) days preceding conversion and matures February 27, 2016. The Company received $25,000 after debt issuance costs of $3,000. The debt issuance costs will be amortized over the earlier of the nine month term of the Note or any redemptions and accordingly $567 has been expensed as debt issuance costs (included in interest expense) for the six months ended June 30, 2015. The Company recorded an initial derivative liability of $31,360, debt discount of $28,000 and derivative expense of $3,360. The debt discount of $28,000 is being amortized into interest expense over the term of the note. Amortization for the six months ended June 30, 2015, totaled $3,449 and the carrying value of the notes as of June 30, 2015, is $3,449, net of unamortized discount of $24,551. As of June 30, 2015, the outstanding principal balance of this note is $28,000.

On May 29, 2015, the Company issued a $125,000 convertible promissory note to Pure Energy 714, a New Jersey LLC. The note is due on demand, bears interest at 12% and is convertible at a 60% discount of the average of the three lowest day’s closing prices for the fifty (50) days preceding conversion and matures November 29, 2015. The Company recorded an initial derivative liability of $132,500, debt discount of $125,000 and derivative expense of $7,500. The debt discount of $125,000 is being amortized into interest expense over the term of the note. Amortization for the six months ended June 30, 2015, totaled $21,739 and the carrying value of the notes as of June 30, 2015, is $21,739, net of unamortized discount of $103,261. As of June 30, 2015, the outstanding principal balance of this note is $125,000.

On June 9, 2015, the Company issued a $28,000 convertible promissory note to Pure Energy 714, a New Jersey LLC.. The note is due on demand, bears interest at 12% and is convertible at a 50% discount of the average of the three lowest day’s closing prices for the twenty (20) days preceding conversion and matures February 27, 2016. The Company received $25,000 after debt issuance costs of $3,000. The debt issuance costs will be amortized over the earlier of the seven month term of the Note or any redemptions and accordingly $350 has been expensed as debt issuance costs (included in interest expense) for the six months ended June 30, 2015. The Company recorded an initial derivative liability of $29,680, debt discount of $28,000 and derivative expense of $1,680. The debt discount of $28,000 is being amortized into interest expense over the term of the note. Amortization for the six months ended June 30, 2015, totaled $2,236 and the carrying value of the notes as of June 30, 2015, is $2,236, net of unamortized discount of $25,764. As of June 30, 2015, the outstanding principal balance of this note is $28,000.

On June 19, 2015, the Company issued a convertible promissory note for $36,750 to LG Capital (“LG”). The note is due on demand, bears interest at 8% and is convertible at a 50% discount of the lowest closing price for the ten (10) days preceding conversion and matures on June 19, 2016. The Company recorded an initial derivative liability of $39,690, debt discount of $36,750 and derivative expense of $1,590. The debt discount of $26,500 is being amortized into interest expense over the term of the note. The Company received $25,000 after debt issuance costs of $1,500. The debt issuance costs will be amortized over the earlier of the twelve month term of the Note or any redemptions and accordingly $633 has been expensed as debt issuance costs (included in interest expense) for the six months ended June 30, 2015. Amortization for the six months ended June 30, 2015, totaled $1,105 and the carrying value of the notes as of June 30, 2015, is $1,105, net of unamortized discount of $35,645. As of June 30, 2015, the outstanding principal balance of this note is $36,750.

On June 24, 2015, the Company issued a convertible promissory note for $25,000 to Service Trading Company, LLC (“SVC”). The note is due on demand, bears interest at 8% and is convertible at a 50% discount of the lowest closing price for the ten (10) days preceding conversion and matures on June 24, 2016. The Company received $23,500 after debt issuance costs of $1,500. The debt issuance costs will be amortized over the earlier of the twelve month term of the Note or any redemptions and accordingly $50 has been expensed as debt issuance costs (included in interest expense) for the six months ended June 30, 2015. The Company recorded an initial derivative liability of $27,000, debt discount of $25,000 and derivative expense of $2,000. The debt discount of $25,000 is being amortized into interest expense over the term of the note. Amortization for the six months ended June 30, 2015, totaled $410 and the carrying value of the notes as of June 30, 2015, is $410, net of unamortized discount of $24,590. As of June 30, 2015, the outstanding principal balance of this note is $25,000.

On June 26, 2015, the Company issued a $15,500 convertible promissory note to Carebourn Capital. The note is due on demand, bears interest at 12% and is convertible at a 50% discount of the average of the three lowest day’s closing prices for the twenty (20) days preceding conversion and matures March 26, 2016. The Company received $12,500 after debt issuance costs of $3,000. The debt issuance costs will be amortized over the earlier of the nine month term of the Note or any redemptions and accordingly $67 has been expensed as debt issuance costs (included in interest expense) for the six months ended June 30, 2015. The Company recorded an initial derivative liability of $17,360, debt discount of $15,500 and derivative expense of $1,860. The debt discount of $15,500 is being amortized into interest expense over the term of the note. Amortization for the six months ended June 30, 2015, totaled $226 and the carrying value of the notes as of June 30, 2015, is $226, net of unamortized discount of $15,274. As of June 30, 2015, the outstanding principal balance of this note is $15,500.

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

The fair value of the conversion features embedded in the 2015 Notes as of their dates of issuance and in their entirety as of June 30, 2015 was determined to approximate their fair intrinsic value due to the terms of conversion.

The inputs used to estimate the fair value of the derivative liabilities are considered to be level 3 inputs within the fair value hierarchy.

A summary of the derivative liabilities related to convertible notes as of June 30, 2015 and December 31, 2015 is as follows:

Derivative Liability Balance 1/1/15	Initial Derivative Liability	Redeemed convertible notes	Fair value change- three months ended 6/30/2015	Derivative Liability Balance 6/30/15
$ 1,057,602	565,420	(232,242)	(26,250)	$ 1,417,030

A summary of debentures payable as of June 30, 2015 and December 30, 2014 is as follows:

	2015 Face Value	2014 Face Value
2013 Notes	$ 80,989	$ 88,075
2014 Notes	$ 464,843	$709,999
2015 Notes	$ 507,373	—
Note discount	$(419,836)	$(135,431)
Total	$633,369	$662,643

8.    Commitments and contingencies:

Litigation:

The Forest County Potawatomi Community (“FCPC”) has initiated an action against Chex, an inactive subsidiary of the Company, in the FCPC tribal court asserting that Chex breached a contract with FCPC during the 2002 to 2006 time period. Chex is inactive and did not defend this action. On October 1, 2009 a judgment was entered against Chex in the FCPC Tribal Court in the amount of $2,484,922. The Company has included $2,484,922 in litigation contingency on the consolidated balance sheets as of June 30, 2015 and December 31, 2014.

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

As of June 30, 2015, the Company had a tax net operating loss carry forward of approximately $9,481,000.Any unused portion of this carry forward expires in 2030. Utilization of this loss may be limited in the event of an ownership change pursuant to IRS Section 382.

10.  Stockholders’ deficiency:

Common stock:

During the six months ended June 30, 2015, the Company issued 353,868,525 shares of common stock upon the conversion of $214,041 of debentures payable and $6,336 of accrued and unpaid interest.

Effective February 2, 2015, the Company completed a one share for six hundred share (1 for 600) reverse split of its common stock. All per share figures in these statements have been adjusted to reflect the effects of the reverse split.

Preferred stock

There were no shares of Class A or B preferred stock issued during the six months ended June 30, 2015.

The COD for Class A Preferred stock states; each share of the Class A Preferred Stock shall be entitled to a number of votes determined at any time and from time to time determined as follows: any holder of Class A Preferred Stock can vote such shares as if converted based on the Conversion Rights in below. The Class A Preferred Stock shall have a right to vote on all matters presented or submitted to the Corporation’s stockholders for approval in pari passu with holders of the Corporation’s common stock, and not as a separate class. Each share of the Class A Preferred Stock shall automatically convert (the “Conversion”) into shares of the Corporation’s common stock at the moment there are sufficient authorized and unissued shares of common stock to allow for the Conversion. The number of shares of common stock to which a holder of Class A Preferred Stock shall be entitled upon a conversion shall equal the product obtained by (a) multiplying the number of fully diluted common shares by twenty five hundredths (0.25), then (b) multiplying the result by a fraction, the numerator of which will be the number of shares of Class A Preferred stock being converted and the denominator of which will be the number of authorized shares of Class A Preferred stock. As of June 30, 2015 there are 819,000 shares of Class A Preferred stock outstanding.

On December 14, 2012, Board of Directors approved the filing of a COD establishing the designations, preferences, limitations and relative rights of the Company’s Class B Preferred Stock. The COD allows the Board of Directors in its sole discretion to issue up to 2,000,000 shares of Class B Preferred Stock. The COD for Class B Preferred stock states; each share of the Class B Preferred Stock shall be entitled to a number of votes determined at any time and from time to time determined as follows: any holder of Class B Preferred Stock can vote such shares as if converted based on the Conversion Rights in below. The Class B Preferred Stock shall have a right to vote on all matters presented or submitted to the Corporation’s stockholders for approval in pari passu with holders of the Corporation’s common stock, and not as a separate class. Each share of the Class B Preferred Stock shall automatically convert (the “Conversion”) into shares of the Corporation’s common stock at the moment there are sufficient authorized and unissued shares of common stock to allow for the Conversion. The Class B Preferred Stock will convert in their entirety, simultaneously to equal the amount of shares of common stock resulting from the amount of series B Preferred Stock outstanding multiplied by sixty (60). The Conversion shares will be issued pro rata so that each holder of the Class B Preferred Stock will receive the appropriate number of shares of common stock equal to their percentage ownership of their Class B Preferred Stock. As of June 30, 2015 there are 1,791,667, shares of Class B Preferred stock outstanding.

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

There were no options granted during the six months ended June 30, 2015.

All options outstanding at June 30, 2015 are fully vested and exercisable. A summary of outstanding balances at June 30, 2015 and December 31, 2014 is as follows:

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

12.  Related party transactions:

 Management and director fees:

For the three and six months ended June 30, 2015, the Company accrued expenses of $37,500 and $75,000, respectively, for Mr. Fong, the Company’s President and Chairman. Mr. Fong received $51,095 in cash payments for the three months ended June 30, 2015 and $80,595 for the six months ended June 30, 2015. In January 2014, the Company issued a convertible note to Mr. Fong in payment of $25,500 of accrued and unpaid fees. As of June 30, 2015, Mr. Fong is owed $1,424 for these services, included in accrued expenses on the consolidated balance sheet.

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

Notes payable:

As disclosed in Note 6, the Company has issued notes payable to various related parties. The balances of December 31, 2014 and June 30, 2015, and the activity for the three months ended June 30, 2015 follows:

Noteholder	Balance 3/31/15	Additions	Payments	Sold	Balance 6/30/15
HPI Partners (1)	$35,625	$—	$24,730	$—	$10,895
AFPW (1)	22,000	—	22,000	—	—
Henry Fong (2)	3,000	—	—	—	3,000
SurgLine Int’l (1)	10,672	—	—	—	10,672
Total	$71,297	$—	$46,730	$—	$24,567

The activity for the six months ended June 30, 2015 is as follows:

Noteholder	Balance 1/1/15	Additions	Payments	Sold	Balance 6/30/15
HPI Partners (1)	$63,725	$—	$52,830	$—	$10,895
AFPW (1)	—	22,000	22,000	—	—
Henry Fong (2)	—	3,000	—	—	3,000
SurgLine Int’l (1)	10,672	—	—	—	10,672
Total	$74,397	$15,000	$110,941	$—	$24,567

All of the notes are due on demand and have interest rates of 8% to 10% per annum.

(1)	Mr. Henry Fong, an officer and director of the Company, is also an officer, director or control person of these entities.
(2)	An officer or director of the Company.

13.  Subsequent events:

From July 1, 2015, through August 15, 2015, the Company has issued 369,968,901 shares of common stock upon conversion of $9,000 in warrant conversions, $46,910 of convertible promissory note principal, and $217 of accrued interest.

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

GENERAL

FastFunds Financial Corporation (“FFFC”) is a holding company and through January 31, 2006 operated primarily through its wholly-owned subsidiary Chex Services, Inc. (“Chex”). As disclosed in the December 31, 2014 10-K, FFFC also has several other non-operating wholly-owned subsidiaries. FFFC and its subsidiaries are referred to as (the “Company”).

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2014 and 2013. The financial statements presented for the six months ended June 30, 2015 and 2014 include FFFC and its subsidiaries.

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

The Company’s financial statements for the six months ended June 30, 2015 and 2014 have been prepared on a going concern basis, which contemplates the realization of its remaining assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred significant losses since its inception and has a working capital deficit of approximately $11,265,692 and an accumulated deficit of approximately $28,045,294 as of June 30, 2015. Moreover, it presently has minimal ongoing business operations or sources of revenue, and little available resources with which to obtain or develop new operations.

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

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2015, net cash used in operating activities was $261,768 compared to $239,865 for the six months ended June 30, 2014. Net loss was $797,537 and $1,123,871 for the six months ended June 30, 2015 and 2014, respectively. Included in the net loss for the six months ended June 30, 2015 was $226,292 for the amortization of debt discounts. The current period loss also included operating expenses of approximately $273,109 and selling, general and administrative, interest expense of $496,221 related to convertible promissory notes and derivative liability expense of $75,768 due to the change in fair value of derivative liabilities.

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

Net cash used in investing activities for the six months ended June 30, 2015, was solely related to the Company’s payment of $222,000 in cash for a 49% minority stake in Pure Grow LLC.

Net cash used in investing activities for the six months ended June 30, 2014, primarily consisted of a payment of $25,000 in exchange for a note receivable.

Net cash provided by financing activities for the six months ended June 30, 2015 was $518,170 compared to $394,709 for the six months ended June 30, 2014. During the six months ended June 30, 2015, the Company received $524,000 from the issuance of convertible notes, $27,500 from borrowings on notes and loans payable from related parties, and $93,500 from the issuance of notes payable to third parties. The company repaid $119,330 of notes payable ($77,336 to related parties).

During the six months ended June 30, 2014, the Company received $440,500 from the issuance of convertible notes and $5,000 from the issuance of notes payable related parties. The Company repaid $50,791 of notes payable ($45,791 related parties).

For the six months ended June 30, 2015, cash and cash equivalents increased by $34,402 compared to an increase of $130,524 for the six months ended June 30, 2014. Ending cash and cash equivalents at June 30, 2015 was $37,769 compared to $132,581 at June 30, 2014.

We have limited cash and cash equivalents on hand and need to raise funds to continue to be able to support our operating expenses and to meet our other obligations as they become due.

REVENUES

Total revenues for the three and six months ended June 30, 2015 were $194,295 and $402,270 compared to $7,327 and $14,366 for the three and six months ended June 30, 2014. Revenues in the three and six month period ended June 30, 2015 consist of Brawnstone sales revenue and of credit card income on Nova’s remaining portfolio. For all other periods mentioned, revenue consisted of only Nova credit card income.

OPERATING EXPENSES

Operating expenses for the three and six months ended June 30, 2015, were $127,912 and $273,109, respectively compared to $5,772 and $12,227 for the three and six months ended June 30, 2014. Operating expenses incurred during the three and six months ended June 30, 2015 were primarily comprised of the Brawnstone subsidiary’s cost of sales as well as third party servicing fees of Nova’s remaining credit card portfolio. Operating expenses incurred during the during the three and six months ended June 30, 2014 consisted solely of third party servicing fees of Nova’s remaining credit card portfolio.

SELLING GENERAL AND ADMINISTRATIVE EXPENSES

Corporate operating expenses for the three and six months ended June 30, 2015 were $127,389 and $354,709 compared to $167,277 and $346,602 for the three and six months ended June 30, 2014, respectively. The expenses were comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Accounting and legal	$750	$12,474	$3,677	$29,149
Stock compensation expense	—	—	—	106,673
Management and director fees	37,500	22,500	75,000	37,500
Consulting and other professional	55,794	98,825	83,228	124,425
Transfer agent and filing fees	5,894	2,967	9,874	11,757
Other	27,451	30,511	182,931	37,098
	$127,389	$167,277	$354,709	$346,602

Effective October 1, 2012, the Company has agreed to compensate Mr. Fong $5,000 each per month for services being provided. On June 1, 2014, the Company increased Mr. Fong’s monthly compensation to $12,500 (management and director fees). Included in three and six months ended June 30, 2015, were accounting and auditing fees of $750 and $3,677, respectively.

Consulting and other professional fees decreased for the three and six months periods ended June 30, 2015, compared to the three and six months ended June 30, 2014. The current period expenses included 33,960 (three months) and $40,460 (six months) in consulting fees, $5,000 (three months) and $8,204 (six months) as part of a marketing agreement to increase the Company’s social media presence, $0 (three months) and $3,955 (six months) in investor relations costs and $16,834 (three months) and 30,609 (six months) in additional outside consulting fees.

Consulting and other professional fees for the three and six month periods ended June 30, 2014 included $13,175 (three months) and $24,175 (six months) of costs related to Cannabis Angel initiatives, $7,000 (three months) and $12,000 (six months) as part of a marketing agreement to increase the Company’s social media presence, $52,400 (three months) and $55,250 (six months) in investor relations costs and $26,250 and 433,000 in additional outside services costs. The 2013 periods include consulting expenses of $15,600 (six months) and investor relations costs of $942 (three months) and $$4,442 (six months).

General and other administrative costs for the three and six months ended June 30, 2015 were $27,451 and $182,931, respectively, compared to $30,511 and $37,098, respectively for the three and six months ended June 30, 2014. Expenses for the six months ended June 30, 2015 include rent expense of $3,620 (three months) and $7,240 (six months), travel expense of $1,681 (three months) and $5,795 (six months), royalty fees of $10,000 (three months) and $15,000 (six months) and Brawnstone specific operating costs of $59,588 (three months) and $146,487 (six months).

Expenses for the six months ended June 30, 2014 include rent expense of $3,340 (three months) and $6,534 (six months), travel expense of $7,964 (three months) and $9,923 (six months), internet expenses of $2,311 (three months and $9,160 (six months), moving expense of $3,800 (six months) and other general and administrative costs of $7,681.

OTHER INCOME (EXPENSE)

Other expense, net for the three and six months ended June 30, 2015 was $368,525 and $571,989, respectively, compared to $251,572 and $779,408 for the three and six months ended June 30, 2014, respectively.

The three and six months ended June 30, 2015, included derivative liability income (expense) of $(63,618) and $(75,768) respectively mainly due to the initial derivative expense recognized as a consequence of the issuance of convertible debentures. Interest expense for the three and six month periods totaled $304,907 and $496,221, respectively.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2015, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 6 of the Condensed Consolidated Financial Statements

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2015, the Company issued 353,868,525 shares of common stock upon the conversion of $214,041 of debentures payable and $6,336 of accrued and unpaid interest The shares were issued at approximately $0.0001 per share.

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

FastFunds Financial Corporation
(Registrant)

Date: August 19, 2015	By: /s/ Henry Fong
Henry Fong
Chief Executive Officer

