Form 10-Q
period 2015-09-30
FASTFUNDS FINANCIAL CORP
filed 2015-11-19
CIK 779956

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended September 30, 2015
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission File No. 000-33053

FASTFUNDS FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	87-0425514
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Number of shares of outstanding of the Registrant’s $0.0001 par value common stock as of November 15, 2015 was 1,751,829,015 shares.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$3,415	$3,367
Accounts receivable	109,083	169,702
Notes receivable	22,050	62,050
Prepaid expenses	25,701	38,212
Deferred financing costs	11,750	8,931
Other current assets	76	76

Total current assets	172,075	282,338

Fixed assets, net	1,769	2,313
Investment in unconsolidated investee (Note 6)	188,228	15,000
Other assets	3,323	1,850
Goodwill	85,362	85,362
Long term investments (Note 5)	89,575	89,575

Total other assets	368,257	194,100

Total assets	$540,332	$476,438

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Bank Overdraft	$—	$1,860
Accounts payable	817,475	881,086
License fee payable	250,000	250,000
Due to related party	75,000	75,000
Accrued expenses, including related parties $71,845 (2015) and $41,898 (2014) (Note 7)	4,135,304	3,734,029
Note Payable	60,000	60,000
Convertible promissory notes (Note 8), including related parties of $13,867 (2015) and $74,597 (2014)	2,227,630	2,198,391
Litigation contingency (Note 8)	2,484,922	2,484,922
Convertible debentures payable, net	807,523	662,643
Derivative liabilities (Note 8)	1,135,628	1,057,602

Total current liabilities	11,993,482	11,405,533

Commitments and contingencies (Notes 5, 7,and 9)	11,453,150

Stockholders' deficiency (Note 11):
Preferred stock, $.001 par value; 5,000,000 shares authorized;
Class A preferred stock, $0.001 par value; 1,000,000 shares authorized; 819,000 shares issued and outstanding	819	819
Class B preferred stock, $0.001 par value; 2,000,000 shares authorized; 1,791,667 shares issued and outstanding	1,792	1,792
Class C preferred stock, $0.001 par value; 1,000 shares authorized; 1,000 shares shares issued and outstanding (2014)	1	1
Common stock, $.001 par value; 9,000,000,000 shares authorized; 1,583,209,603 (2015) and 14,414,581 (2014) shares issued and outstanding	1,583,209	14,415
Additional paid-in capital	15,401,923	16,305,314
Treasury stock, 50,000 shares of common stock	—	—
Accumulated deficit	(28,453,170)	(27,292,757)

Total stockholders' deficiency	(11,465,426)	(10,970,416)
Less noncontrolling interests	12,276	41,321
Total deficit	(11,453,150)	(10,929,095)

Total liabilities and stockholders' deficit	$540,332	$476,438

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Revenue, net	$203,619	$235,560	$605,889	$249,926

Operating expenses:
Cost of Sales	188,372	186,559	448,911	186,559
Processing fees	5,718	6,259	17,551	19,112
Returned checks (collected)	—	—	—	(1,420)
Other	334	356	1,071	1,150

Total operating expenses	194,424	193,174	467,533	205,401

Gross profit	9,195	42,386	138,356	44,525

Selling, general and administrative	139,316	235,675	518,662	582,277
Loss from operations	(130,121)	(193,289)	(380,306)	(537,752)

Other income (expense):
Interest expense	(373,124)	(583,353)	(844,707)	(1,403,876)
Derivative liability income (expense)	189,140	13,229	113,372	54,344
Loss from unconsolidated investee	(48,772)	—	(48,772)	—
Total other expense	(232,756)	(570,124)	(780,107)	(1,349,532)

Net loss	$(362,877)	$(763,413)	$(1,160,413)	$(1,887,284)

Less net loss attributable to non controlling interest	7,074	15,292	12,279	15,292

Net loss attributable to common stockholders	$(355,803)	$(748,121)	$(1,148,134)	$(1,871,992)

Net loss per share	$(0.00)	$(0.08)	$(0.00)	$(0.26)

Weighted average number of common shares outstanding Basic and diluted	820,129,587	9,329,128	345,111,856	7,136,973

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,160,413)	$(1,887,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization on fixed assets	544	—
Issuance of preferred stock as compensation	—	106,673
Amortization of discount on convertible notes	430,019	918,750
Initial derivative liability expense on convertible debentures	(113,372)	—
Change in fair value of derivative liability	—	(54,344)
Amortization of deferred financing costs	20,931	11,792
Loss from unconsolidated investee	48,772
Decrease (increase) in assets:
Accounts receivable	60,619	20,989
Other current assets	11,038	(24,933)
Increase in liabilities
Accounts payable and accrued expenses	406,241	270,317

Net cash used in operating activities	(295,622)	(638,039)

Cash flows from investing activities:
Investment in unconsolidated subsidiary	(222,000)	—
Payments on issuance of notes receivable	—	(25,000)
Cash paid for acquisition	—	(100,000)
Cash acquired in acquisition	—	133,806

Net cash used in investing activities	(222,000)	8,806

Cash flows from financing activities:
Borrowings on convertible notes, net	536,500	672,295
Repayments on convertible notes, net	(7,500)	—
Borrowings on notes and loans payable, related	27,500	—
Borrowings on notes and loans payable, other	117,100	—
Repayments on notes and loans payable, related	(88,036)	—
Repayments on notes and loans payable, other	(67,894)	—
Payment of deferred financing costs	—	—

Net cash provided by financing activities	517,670	672,295

Net increase in cash and cash equivalents	48	43,062
Cash and cash equivalents, beginning	3,367	2,057

Cash and cash equivalents, ending	$3,415	$45,119

Supplemental disclosure of cash flow information:

Cash paid for interest	$225	$—

Cash paid for income taxes	$—	$—

Schedule of Non-Cash Investing and Financing Activities

Conversion of convertible notes and interest to common stock	$—	$724,164

Reclass of derivative liability to equity upon conversion of convertible debt	$316,553	$756,556

Conversion of convertible debentures to common stock	$298,907	$—

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

Effective January 21, 2014, the Board of Directors of the Company approved the issuance of 1,000 shares of Class C Preferred Stock (as defined and described below) (the “Class C Preferred Stock Shares”) to Mr. Henry Fong, the Company’s sole officer and Director, or his assigns in consideration for services rendered to the Company and continuing to work for the Company without receiving significant payment for services.

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

On May 15, 2015, FastFunds Financial Corporation (“FFFC”) acquired a 49% Limited Liability Company interest in Pure Grow Systems, LLC (“Pure Grow”) for $250,000. Financing for this transaction was provided through a $128,000 convertible note issued to CareBourn Capital, LP on May 15, 2015 and a $125,000 convertible note issued to Pure Energy Inc. on May 29, 2015. As of September 30, 2015, $222,000 has been remitted by the company in acquisition of a minority stake of Pure Grow. Pure Grow Systems, LLC will be dedicated to the healthy production of raw materials used for medicinal or other health-related purposes. The Company is developing a line of environmentally friendly products using ingredients that have a strong track record of sanitation and disinfection in buildings, on furniture, and other items found in medical, manufacturing and warehouse settings. Pure Grow Systems anticipates launching its website and first product line within the next 60 days.

The Company currently has thirty-six full and part time employees at Brawnstone Security. None of our employees are currently covered by collective bargaining agreements.

Going concern and management’s plans:

In the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. The Company’s interim financial statements for the three and nine months ended September 30, 2015 and 2014 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company reported a net loss of $1,148,134 for the nine months ended September 30, 2015, and has a working capital deficit of $11,453,150 and an accumulated deficit of $28,453,170 as of September 30, 2015. Moreover, the Company presently has no significant ongoing business operations or sources of revenue and has little resources with which to obtain or develop new operations.

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

2.     Summary of significant accounting policies:

Basis of presentation and principles of consolidation:

The accompanying condensed consolidated financial statements have been prepared by the Company without audit and include the consolidated accounts of Fastfunds Financial Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (SEC) on April 19, 2015. Interim results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of future results for the full year. Certain amounts from the 2014 period have been reclassified to conform to the presentation used in the current period.

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

Goodwill:

Goodwill represents the excess of the purchase price over the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in an acquisition. Accounting Standards Codification (“ASC”)-350-30-50 “Goodwill and Other Intangible Assets” requires the testing of goodwill and indefinite-lived intangible assets for impairment at least annually. The Company tests goodwill for impairment at least annually.

Investment in Unconsolidated Investee

The Company accounts for investments in which the Company owns more than 20% of the investee, using the equity method in accordance with ASC Topic 323, Investments—Equity Method and Joint Ventures. Under the equity method, an investor initially records an investment in the stock of an investee at cost, and adjusts the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of acquisition. The amount of the adjustment is included in the determination of net income by the investor, and such amount reflects adjustments similar to those made in preparing consolidated statements including adjustments to eliminate intercompany gains and losses, and to amortize, if appropriate, any difference between investor cost and underlying equity in net assets of the investee at the date of investment. The investment of an investor is also adjusted to reflect the investor's share of changes in the investee's capital. Dividends received from an investee reduce the carrying amount of the investment. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred which is other than temporary and which should be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method.

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

Loss per share:

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants, and common stock underlying convertible promissory notes are not considered in the calculations for the nine month periods ended September 30, 2015 and 2014, as the impact of the potential common shares related to convertible debt, warrants, and stock options, which total 19,937,533,079 and 21,495,866, respectively, would be anti-dilutive.

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

There were no options granted during the three and nine months ended September 30, 2015 and 2014.

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

3.     Concentration of revenue:

A significant portion of the Company's revenues for the nine months ended September 30, 2015 were generated from five customers as follows:

		Accounts Receivable
	% of Total Revenues	as of September 30, 2015

Customer A	16.50%	$2,075
Customer B	12.67%	$12,918
Customer C	9.59%	$14,339
Customer D	8.09%	$0
Customer E	6.26%	$7,621

4.     Notes receivable:

On March 19, 2014, the Company advanced $25,000 to Worldwide Marijuana Investments, Inc. (“WMI”) in exchange for a $25,000 promissory note. Interest of 12% per annum is payable in monthly installments, along with a monthly principal amount of $500 beginning April 1, 2014 for twelve months, at which time the remaining principal amount and interest will be due in full. As of September 30, 2015, the outstanding principal amount on the promissory note is $22,050.

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

On July 24, 2014, the Company, through its wholly-owned subsidiary, The 420 Development Corporation, acquired a 70% interest in Brawnstone. Brawnstone is a licensed armed security, private investigation, security technology solution provider and tactical training company servicing active accounts with several Government affiliated HUD housing establishments, schools, and industrial facilities across the Ohio region. The purchase price, disclosed in the Membership Interest Purchase Agreement and Assignment of Membership Interest Agreement dated July 23, 2014, was $160,000. The Company remitted $100,000 in cash and issued a $60,000 note payable bearing 8% interest in the closing of the acquisition. On the acquisition date, the company assumed the assets of Brawnstone, including $133,805 in cash and cash equivalents, $120,965 in accounts receivable, all of which is classified as current and collectable, and $950 in other assets, as well as liabilities including accounts payable of $181,083. The Company also recognized goodwill of $85,362, included on the September 30, 2015 balance sheet, as a result of the acquisition.

On November 5, 2014, the company acquired a 49% equity stake in WMII, Inc. ("WMII"), a marketing and product distribution firm that specializes in cannabis related services. WMII is an early-stage company. The company paid $15,000 in cash in closing the acquisition. Since acquisition and until the period ended September 30, 2015, WMII has not begun any significant operating activities and has generated no revenues for the Company.

6.     Equity-method investment:

On May 15, 2015, the company acquired a 49% Limited Liability Company interest in Pure Grow Systems, LLC (“Pure Grow”) for $250,000 in cash. Financing for this transaction was provided through a $128,000 convertible note issued to CareBourn Capital, LP on May 15, 2015 and a $125,000 convertible note issued to Pure Energy Inc. on May 29, 2015. As of September 30, 2015, $222,000 has been remitted by the company in acquisition of a minority stake of Pure Grow. The company has accounted for its 49% interest in Pure Grow utilizing the equity method of accounting. As of September 30, 2015, the carrying value in Pure Grow was $173,288. During the three and nine month periods ended September 30, 2015, $48,772 was recognized as an equity method loss.  Condensed unaudited summary financial information for Pure Grow as of September 30, 2015 and for the three and nine months ended September 30, 2015 is as follows:

September 30,
2015
(Unaudited)
ASSETS
Cash and cash equivalents	$90,463
Inventory	23,202

Total assets	$113,665

LIABILITIES AND MEMBERS' EQUITY
Accounts payable and accrued expenses	$13,500
Members' equity	199,700
Net Loss	(99,535)

Total liabilities and members' equity	$113,665

For the three and nine
months ended
September 30, 2015
(Unaudited)
STATEMENT OF OPERATIONS
Revenues	$20
Cost of sales	0
Gross profit	20
Operating expenses	78,838
Operating loss	(78,818)
Other expense	(20,717)
Net loss	$(99,535)
Ownership interest (rounded)	49%
Share of net loss	$(48,772)
Investment	$173,228

7.     Accrued liabilities:

Accrued liabilities at September 30, 2015 and December 31, 2014 were $4,135,303 and $3,734,029, respectively, and were comprised of:

	2015	2014
Legal fees	$23,594	$23,594
Interest	3,718,639	3,336,669
Consultants and advisors	176,329	157,024
Registration rights	98,013	98,013
Other	118,729	118,729
	$4,135,303	$3,734,029

8.     Promissory notes, including related parties and debenture payable:

Promissory notes, including related parties at September 30, 2015 and December 31, 2014, consist of the following:

	2015	2014
Promissory notes payable:

Various, including related parties of $13,867 (2015) and $157,322 (2014); interest rate ranging from 8% to 10% [A]	$136,911	$171,422

Notes payable; interest rates ranging from 9% to 15%; interest payable quarterly; the notes are unsecured, matured on February 28, 2008; currently in default and past due [B]	2,090,719	2,090,719
	$2,227,630	$2,198,391

[A]	Pursuant to a November 4, 2011 Board of director resolution, these notes are convertible at conversion rates, determined at the discretion of the board of directors. During the nine months ended September 30, 2015 the Company issued notes of $144,600 ($5,000 to related parties) and made payments of $153,230 (including $85,530 to related parties).

[B]	These notes payable (the “Promissory Notes”) originally became due on February 28, 2007. In April 2007 the Company, through a financial advisor, restructured $1,825,000 of the Promissory Notes (the “Restructured Notes”). The Restructured Notes carry a stated interest rate of 15% (a default rate of 20%) and matured on February 28, 2008. The Company has not paid the interest due since June 2007, and no principal payments on the Promissory Notes have been made since 2008 and accordingly, they are in default. Accrued interest on these notes total $3,434,686 and is included in accrued expenses on the consolidated balance sheets.

In January 2008, the Company and the three guarantors received a complaint filed by the financial advisor (acting as agent for the holders of the Restructured Notes) and the holders of the Restructured Notes. The claim is seeking $1,946,250 plus per diem interest beginning January 22, 2008 at the rate of twenty percent (20%) per annum plus $37,000 due the financial advisor for unpaid fees. The court has ruled in favor of a motion for summary judgment filed by certain of the plaintiffs and a judgment was entered on August 18, 2009 in the total amount of $2,482,922 in principal and interest on the notes, $40,920 in related claims and $124,972 in attorney’s fees and expenses. The Company is not aware of any payments being made by any of the guarantors and accordingly, the Company includes these liabilities on the September 30, 2015 and December 31, 2014 balance sheet items promissory notes payable and accrued expenses.

Debenture payable:

2012 Notes

On November 1, 2012, the Company issued a convertible promissory note to David Schaper (“Schaper”) in the amount of $269,858 in exchange for previously accrued legal fees. The note bears interest at 8% per annum and is convertible at a conversion price for each share of common stock equal to 50% of the average of the lowest three trading prices (as defined in the note agreements) per share of the Company’s common stock for the ten trading days immediately preceding the date of conversion.. During the year ended December 31, 2014, the Company issued 2,240,336 shares of common stock upon the conversion of $163,670 of the Note. As of September 30, 2015, the balance of the note is $3,000.

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

On March 14, 2013 the Company issued a convertible promissory note for $46,000 to an accredited investor (the “March 2013 Note”). The March 2013 Note, was due eight months from issuance and bears an interest rate of 8% per annum, and in the case of an event of default increases to 12% per annum (“the Default Rate”). The conversion feature of the 2013 Note is a 50% discount to the average of the three lowest day closing bid prices for the ten trading days prior to conversion. The March 2013 Note matured November 14, 2013, is in default, and the Default Rate was effective at that date. During the nine months ended September 30, 2015, the Company issued 41,325,963 shares of common stock upon conversion of $9,250 of the note. The balance of the March 2013 Note is $17,326 as of September 30, 2015.

On August 22, 2013, the Company issued a $6,000 convertible promissory note to Schaper. During the year ended December 31, 2014, the Company issued 66,667 shares of common stock upon conversion of $4,000 of this note. The outstanding principal balance on this note is $2,000 as of September 30, 2015.

On October 18, 2013, the Company issued four (4) convertible notes each in the amount of $25,625 to Gel (the 2013 Gel Notes). The conversion price for the 2013 Gel Notes is equal to 50% of the lowest closing bid price of the Common Stock as reported on the exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future with a floor of $0.0001 per share, for any of the five trading days including the day upon which a Notice of Conversion is received by the Company. If the shares have not been delivered within 3 business days, the Notice of Conversion may be rescinded. Accrued but unpaid interest shall be subject to conversion. No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded to the nearest whole share. Also on October 18, 2013, Gel issued the Company four secured promissory notes, each in the amount of $25,000, due April 21, 2014. The Company received the $100,000 on March 6, 2014. During the year ended December 31, 2014, the Company issued 944,260 shares upon conversion of $83,295 of the notes. As of September 30, 2015, the four convertible promissory notes in the aggregate of $19,205 of principal amount owed Gel was outstanding.

On November 22, 2013, the Company issued a $35,000 (the Fong Note) and $30,000 (the Hollander Note) convertible notes to Mr. Fong and Mr. Hollander, respectively, in satisfaction of unpaid fees. During the nine months ended September 30, 2015, the Company issued 18,030,303 shares of common stock in satisfaction of $6,000 of the Hollander note. The outstanding principal balances of the Fong and Hollander notes as of September 30, 2015 are $35,000 and $2,000 respectively.

2014 Notes

On January 28, 2014, the Company issued a convertible promissory note to Mr. Fong for $25,500 in satisfaction of accrued and unpaid fees due Mr. Fong. Also on January 28, 2014, the Company entered into a Debt Settlement and Release Agreement (the “DSR”) with Mr. Fong, Mary Virginia Knight (“Knight”) or Knight assigns. This note matured January 28, 2015 and is in default. Pursuant to the DSR, the Company has issued 500,000 shares of common stock to the Knight assign, in cancellation and satisfaction of $15,000 of the convertible note due Mr. Fong. As of September 30, 2015, the outstanding principal balance of this note is $10,500.

On February 10, 2014, the Company issued two (2) convertible promissory notes in the amounts of $95,814 and $95,813 in exchange for previously accrued legal fees. The notes bear interest at 8% per annum and are convertible at a conversion price for each share of common stock equal to 50% of the average of the lowest three trading prices (as defined in the note agreements) per share of the Company’s common stock for the ten trading days immediately preceding the date of conversion. This note matured February 10, 2015 and is in default. During the year ended December 31, 2014, the company issued 416,667 shares of common stock in settlement of $12,500 of the notes. During the nine months ended September 30, 2015, $35,000 in note principal was assigned to a third party in the form of a new convertible promissory note, with the same terms as the prior note. During the nine months ended September 30, 2015, the Company issued 194,518,463 shares of common stock in satisfaction of $17,958 in principal and $137 of accrued and unpaid interest of the third-party portion of the note. As of September 30, 2015, the balances of the notes, including amounts now held by third parties, totaled $161,169.

On February 20, 2014, the Company issued two (2) convertible promissory notes, each in the amount of $40,000 to LG Capital (“LG”). The Company received $38,000 after debt issuance costs of $2,000 and a $40,000 secured promissory note. The debt issuance costs will be amortized over the earlier of the twelve month term of the Note or any redemptions and $2,000 was expensed as debt issuance costs (included in interest expense) for the year ended December 31, 2014. This note matured February 20, 2015 and is in default. During the nine months ended September 30, 2015, the Company issued 167,326,230 shares of common stock in full satisfaction of convertible note principal and $1,673 of accrued and unpaid interest. As of September 30, 2015, the outstanding principal balance of these notes has been satisfied.

On March 6, 2014 the Company issued a $50,000 convertible promissory note to Gel, under the same terms and conditions as the 2012 Gel Notes. This note matured March 6, 2015 and is in default. During the nine months ended September 30, 2015, the Company issued 24,979,349 shares of common stock in satisfaction of $19,205 in convertible note principal and $2,863 in accrued and unpaid interest. As of September 30, 2015, the outstanding principal balance of this note is $30,795.

On March 27, 2014, the Company issued an $831,000 secured convertible promissory note (the “Note”) to Typenex (the “Lender”). The Typenex Note carries an original issuer discount of $75,000. In addition, the Company agreed to pay $6,000 to cover the Lender’s legal and other fees. At the option of the Lender, the note converts at $0.0025 per share. The conversion by the Lender of any portion of the Outstanding Balance shall only be exercisable in ten (10) tranches (each, a “Tranche”), consisting of an initial Tranche in an amount equal to $88,500 and nine (9) additional Tranches, each in the amount of $82,500, plus any interest, costs, fees or charges accrued thereon or added thereto under the terms of this Note. The Note carries a ten (10) percent interest rate and matures on the seventeenth month after funding. Typenex funded $75,000 on April 1, 2014 and also delivered nine (9) secured promissory notes to the Company, each in the amount of $75,000. Each payment received will constitute an “Issue Date”. The Company also granted Typenex the right to purchase at any time on or after each Issue Date until the date which is the last calendar day of the month in which the fifth anniversary of the Issue Date occurs (the “Expiration Date”), a number of fully paid and non-assessable shares (the “Warrant Shares”) of the Company’s common stock, par value $0.001 per share equal to $41,250 divided by the Market Price (as defined in the Note). This note matured April 1, 2015 and is in default. During the year ended December 31, 2014, the company issued 558,333 shares of common stock upon conversion of $16,500 of the note. During the nine months ended September 30, 2015, the company issued 4,405,110 shares of common stock upon conversion of $17,078 of note principal. In addition, during the nine months ended September 30, 2015, the company issued 40,535,699 shares upon conversion of $18,000 in warrants outstanding. As of September 30, 2015, the outstanding principal balance of this note is $69,426. Amortization for the nine months ended September 30, 2015, totaled $39,600 and the carrying value of the note as of September 30, 2015, is $54,672, net of unamortized discount of $0.

On April 1, 2014 ($15,000) and April 23, 2014 ($12,500), the Company issued convertible promissory notes to Carebourn Capital. During the year ended December 31, 2014, the Company issued 851,467 shares of common stock in satisfaction of $25,544 in convertible note principal. During the nine months ended September 30, 2015, the Company issued 1,528,123 shares in satisfaction of $1,956 in convertible note principal. As of September 30, 2015, the principal balance of these notes has been satisfied.

On May 16, 2014, the Company issued a $27,000 convertible promissory note, bearing interest at 12% per annum, to WHC Capital, LLC. The Company received $25,000 after debt issuance costs of $2,000, which was amortized over the earlier of the one year term of the Note or any redemption. The note matured on February 16, 2015 and is in default. During the nine months ended September 30, 2015, the company issued 42,974,921 shares of common stock upon conversion of $18,425 of note principal. As of September 30, 2015, the principal balance of this note has been fully satisfied.

On July 11, 2014, the Company issued a $42,750 convertible promissory note to Auctus Private Equity Fund, LLC. . The note is due on demand, bears interest at 8% and is convertible at a 45% discount of the average of the two lowest day’s closing prices for the twenty five (25) days preceding conversion. The conversion price may be adjusted downward if, within three (3) business days of the transmittal of the Notice of Conversion, the Common Stock has a closing bid which is 5% or lower than that set forth in the Notice of Conversion. The company received $37,750 after debt issuance costs of $5,000, which was amortized over the earlier of the 9 month term of the Note or any redemptions. Accordingly, $288 has been expensed for the nine months ended September 30, 2015, as debt issuance costs (included in interest expense). The Company recorded an initial derivative liability of $44,460, debt discount of $42,750 and derivative expense of $1,710. The debt discount of $42,750 was amortized into interest expense over the term of the note. The note matured on April 11, 2015 and is in default. During the nine months ended September 30, 2015, the company issued 2,564,562 shares of common stock upon conversion of $7,028 of note principal and $2,155 of accrued note interest. As of September 30, 2015, a principal balance of $35,676 remains outstanding. . Amortization for the nine months ended September 30, 2015, totaled $2,372 and the carrying value of the note as of September 30, 2015, is $35,676, net of unamortized discount of $0.

On July 16, 2014, the Company issued a convertible promissory note for $50,000 to an unaffiliated accredited investor. The note is due on demand, bears interest at 8% and is convertible at 50% discount of the average of the three lowest day’s closing prices for the ten (10) days preceding conversion. The Company recorded an initial derivative liability of $52,000, debt discount of $50,000 and derivative expense of $2,000. The debt discount of $50,000 was amortized into interest expense over the term of the note. The note matured on April 16, 2015 and is in default. As of September 30, 2015, the full principal balance of $50,000 remains outstanding. Amortization for the nine months ended September 30, 2015, totaled $4,167 and the carrying value of the note as of September 30, 2015, is $50,000, net of unamortized discount of $0.

On July 22, 2014 ($52,500), August 28, 2014 ($27,500), September 19, 2014 ($27,500), and November 3, 2014 (27,500) the Company issued convertible promissory notes to Carebourn Capital. The notes are due on demand, bear interest at 12% and are convertible at a 50% discount of the average of the three lowest day’s closing prices for the ten (10) days preceding conversion. The Company received $125,000 after debt issuance costs of $10,000, which was amortized over the earlier of the term of the Notes or any redemptions. The July note matured on April 22, 2015 and is in default. The rest of the notes matured on May 28, 2015 and are in default. The Company recorded an initial derivative liability of $143,100, debt discount of $125,000 and derivative expense of $18,100. The debt discount of $125,000 was amortized into interest expense over the term of the notes. During the nine months ended September 30, 2015, the company issued 321,518,056 shares of common stock upon conversion of $101,413 of note principal. As of September 30, 2015, a principal balance of $35,543 remains outstanding. Amortization for the nine months ended September 30, 2015, totaled $38,258 and the carrying value of the notes as of September 30, 2015, is $50,186, net of unamortized discount of $0.

On October 9, 2014, the Company issued a convertible promissory note for $26,500 to LG Capital (“LG”). The note bears interest at 8% and is convertible at a 50% discount of the lowest closing price for the ten (10) days preceding conversion The Company recorded an initial derivative liability of $28,090, debt discount of $26,500 and derivative expense of $1,590. The debt discount of $26,500 was amortized into interest expense over the term of the note. The Company received $25,000 after debt issuance costs of $1,500. The debt issuance costs will be amortized over the earlier of the twelve month term of the Note or any redemptions and accordingly $1,250 has been expensed as debt issuance costs (included in interest expense) for the nine months ended September 30, 2015. The note matures on October 9, 2015. During the nine months ended September 30, 2015, the company issued 15,200,000 shares of common stock upon conversion of $760 of note principal. As of September 30, 2015, a principal balance of $25,740 remains outstanding. Amortization for the nine months ended September 30, 2015, totaled $14,863 and the carrying value of the notes as of September 30, 2015, is $25,105, net of unamortized discount of $635.

On December 2, 2014, the Company issued a convertible promissory note for $25,000 to an unaffiliated accredited investor. The note bears interest at 8% and is convertible at 50% discount of the average of the three lowest day’s closing prices for the ten (10) days preceding conversion. The Company recorded an initial derivative liability of $26,000, debt discount of $25,000 and derivative expense of $1,000. The debt discount of $25,000 is being amortized into interest expense over the term of the note. The note matured on September 2, 2015 and is in default. As of September 30, 2015, the full principal balance of $25,000 remains outstanding. Amortization for the nine months ended September 30, 2015, totaled $21,111 and the carrying value of the notes as of September 30, 2015, is $25,000, net of unamortized discount of $0.

On December 23, 2014, the Company issued a $7,500 convertible promissory note to Carebourn Capital. The note is due on demand, bears interest at 8% and is convertible at a 50% discount of the average of the three lowest day’s closing prices for the ten (10) days preceding conversion. During the nine months ended September 30, 2015, the Company paid $7,500 in settlement of the note principal and $190 in settlement of accrued interest. As of September 30, 2015, this note has been fully satisfied.

On December 29, 2014, the Company issued a $25,000 convertible promissory note to Pure Energy 714, a New Jersey LLC. The proceeds from this note were received on January 6, 2015. The note is due on demand, bears interest at 10% and is convertible at a 50% discount of the average of the three lowest day’s closing prices for the ten (10) days preceding conversion and matures September 29, 2015. The Company recorded an initial derivative liability of $26,250, debt discount of $25,000 and derivative expense of $1,250. The debt discount of $25,000 is being amortized into interest expense over the term of the note. On August 10, 2015, the entirety of the note outstanding, including $25,000 in principal and $1,520 in accrued and unpaid interest, was assigned to Stark Capital Investments, a Florida LLC. During the nine months ended September 30, 2015, the company issued 503,960,000 shares of common stock upon conversion of $20,159 of note principal. As of September 30, 2015, a principal balance of $4,841 remains outstanding.

2015 Notes

On February 6, 2015, the Company issued a convertible promissory note for $26,500 to LG Capital (“LG”). The Company received $25,000 after debt issuance costs of $1,500. The debt issuance costs will be amortized over the earlier of the twelve month term of the Note or any redemptions and accordingly $441 has been expensed as debt issuance costs (included in interest expense) for the nine months ended September 30, 2015. The Company recorded an initial derivative liability of $28,620, debt discount of $26,500 and derivative expense of $2,120. The debt discount of $26,500 is being amortized into interest expense over the term of the note. The note is due on demand, bears interest at 8% and is convertible at a 50% discount of the lowest closing price for the ten (10) days preceding conversion and matures February 6, 2016. As of September 30, 2015, the outstanding principal balance of this note is $26,500. Amortization for the nine months ended September 30, 2015, totaled $17,134 and the carrying value of the notes as of September 30, 2015, is $17,134, net of unamortized discount of $9,366.

On April 10, 2015, the Company issued a $40,500 convertible promissory note to Carebourn Capital. The April 10 Carebourn Note carries an original issuer discount of $3,000. The company paid $3,000 in debt issuance costs related to this note on June 16, 2015. The note is due on demand, bears interest at 12% and is convertible at a 50% discount of the average of the three lowest day’s closing prices for the ten (10) days preceding conversion. The Company recorded an initial derivative liability of $45,360, debt discount of $40,500 and derivative expense of $4,860. The debt discount of $40,500 is being amortized into interest expense over the term of the note. The note matures on January 10, 2016. As of September 30, 2015, the full principal balance of $40,500 remains outstanding. Amortization for the nine months ended September 30, 2015, totaled $25,478, and the carrying value of the notes as of September 30, 2015, is $25,478, net of unamortized discount of $15,022.

On April 15, 2015, the Company issued a convertible promissory note for $26,500 to LG Capital (“LG”). The note is due on demand, bears interest at 8% and is convertible at a 50% discount of the lowest closing price for the ten (10) days preceding conversion. The Company recorded an initial derivative liability of $28,090, debt discount of $26,500 and derivative expense of $1,590. The debt discount of $26,500 is being amortized into interest expense over the term of the note. The Company received $25,000 after debt issuance costs of $1,500. The debt issuance costs will be amortized over the earlier of the twelve month term of the Note or any redemptions and accordingly $1,383 has been expensed as debt issuance costs (included in interest expense) for the nine months ended September 30, 2015. The note matures on October 9, 2015. As of September 30, 2015, the outstanding principal balance of this note is $26,500. Amortization for the nine months ended September 30, 2015, totaled $25,847 and the carrying value of the notes as of September 30, 2015, is $25,847, net of unamortized discount of $653.

On May 6, 2015, the Company issued a $40,000 convertible promissory note to Pure Energy 714, a New Jersey LLC. The note is due on demand, bears interest at 12% and is convertible at a 50% discount of the average of the three lowest day’s closing prices for the ten (10) days preceding conversion and matures November 6, 2015. The Company received $37,500 after debt issuance costs of $2,500. The debt issuance costs will be amortized over the earlier of the five month term of the Note or any redemptions and accordingly $764 has been expensed as debt issuance costs (included in interest expense) for the nine months ended September 30, 2015. The Company recorded an initial derivative liability of $42,400, debt discount of $40,000 and derivative expense of $2,450. The debt discount of $40,000 is being amortized into interest expense over the term of the note. Amortization for the nine months ended September 30, 2015, totaled $39,895 and the carrying value of the notes as of September 30, 2015, is $39,895, net of unamortized discount of $105. During the nine months ended September 30, 2015, the company issued 138,552,217 shares of common stock upon conversion of $39,477 of note principal. As of September 30, 2015, the outstanding principal balance of this note is $523

On May 15, 2015, the Company issued a $128,000 convertible promissory note to Carebourn Capital. The note is due on demand, bears interest at 12% and is convertible at a 50% discount of the average of the three lowest day’s closing prices for the twenty (20) days preceding conversion and matures February 15, 2016. The Company received $125,000 after debt issuance costs of $3,000. The debt issuance costs will be amortized over the earlier of the nine month term of the Note or any redemptions and accordingly $2,267 has been expensed as debt issuance costs (included in interest expense) for the nine months ended September 30, 2015. The Company recorded an initial derivative liability of $143,360, debt discount of $128,000 and derivative expense of $15,360. The debt discount of $128,000 is being amortized into interest expense over the term of the note. Amortization for the nine months ended September 30, 2015, totaled $21,333 and the carrying value of the notes as of September 30, 2015, is $64,000, net of unamortized discount of $64,000. As of September 30, 2015, the outstanding principal balance of this note is $64,000.

On May 27, 2015, the Company issued a $28,000 convertible promissory note to Carebourn Capital. The note is due on demand, bears interest at 12% and is convertible at a 50% discount of the average of the three lowest day’s closing prices for the twenty (20) days preceding conversion and matures February 27, 2016. The Company received $25,000 after debt issuance costs of $3,000. The debt issuance costs will be amortized over the earlier of the nine month term of the Note or any redemptions and accordingly $2,067 has been expensed as debt issuance costs (included in interest expense) for the nine months ended September 30, 2015. The Company recorded an initial derivative liability of $31,360, debt discount of $28,000 and derivative expense of $3,360. The debt discount of $28,000 is being amortized into interest expense over the term of the note. Amortization for the nine months ended September 30, 2015, totaled $12,783 and the carrying value of the notes as of September 30, 2015, is $12,783, net of unamortized discount of $15,217. As of September 30, 2015, the outstanding principal balance of this note is $28,000.

On May 29, 2015, the Company issued a $125,000 convertible promissory note to Pure Energy 714, a New Jersey LLC. The note is due on demand, bears interest at 12% and is convertible at a 60% discount of the average of the three lowest day’s closing prices for the fifty (50) days preceding conversion and matures November 29, 2015. The Company recorded an initial derivative liability of $132,500, debt discount of $125,000 and derivative expense of $7,500. The debt discount of $125,000 is being amortized into interest expense over the term of the note. Amortization for the nine months ended September 30, 2015, totaled $84,239 and the carrying value of the notes as of September 30, 2015, is $84,239, net of unamortized discount of $40,761. As of September 30, 2015, the outstanding principal balance of this note is $125,000.

On June 9, 2015, the Company issued a $28,000 convertible promissory note to Pure Energy 714, a New Jersey LLC.. The note is due on demand, bears interest at 12% and is convertible at a 50% discount of the average of the three lowest day’s closing prices for the twenty (20) days preceding conversion and matures February 27, 2016. The Company received $25,000 after debt issuance costs of $3,000. The debt issuance costs will be amortized over the earlier of the seven month term of the Note or any redemptions and accordingly $1,850 has been expensed as debt issuance costs (included in interest expense) for the nine months ended September 30, 2015. The Company recorded an initial derivative liability of $29,680, debt discount of $28,000 and derivative expense of $1,680. The debt discount of $28,000 is being amortized into interest expense over the term of the note. Amortization for the nine months ended September 30, 2015, totaled $12,030 and the carrying value of the notes as of September 30, 2015, is $12,030, net of unamortized discount of $15,970. As of September 30, 2015, the outstanding principal balance of this note is $28,000.

On June 19, 2015, the Company issued a convertible promissory note for $36,750 to LG Capital (“LG”). The note is due on demand, bears interest at 8% and is convertible at a 50% discount of the lowest closing price for the ten (10) days preceding conversion and matures on June 19, 2016. The Company recorded an initial derivative liability of $39,690, debt discount of $36,750 and derivative expense of $1,590. The debt discount of $26,500 is being amortized into interest expense over the term of the note. The Company received $25,000 after debt issuance costs of $1,500. The debt issuance costs will be amortized over the earlier of the twelve month term of the Note or any redemptions and accordingly $544 has been expensed as debt issuance costs (included in interest expense) for the nine months ended September 30, 2015. Amortization for the nine months ended September 30, 2015, totaled $10,342, and the carrying value of the notes as of September 30, 2015, is $10,342, net of unamortized discount of $26,408. As of September 30, 2015, the outstanding principal balance of this note is $36,750.

On June 24, 2015, the Company issued a convertible promissory note for $25,000 to Service Trading Company, LLC (“SVC”). The note is due on demand, bears interest at 8% and is convertible at a 50% discount of the lowest closing price for the ten (10) days preceding conversion and matures on June 24, 2016. The Company received $23,500 after debt issuance costs of $1,500. The debt issuance costs will be amortized over the earlier of the twelve month term of the Note or any redemptions and accordingly $800 has been expensed as debt issuance costs (included in interest expense) for the nine months ended September 30, 2015. The Company recorded an initial derivative liability of $27,000, debt discount of $25,000 and derivative expense of $2,000. The debt discount of $25,000 is being amortized into interest expense over the term of the note. Amortization for the nine months ended September 30, 2015, totaled $6,694 and the carrying value of the notes as of September 30, 2015, is $6,694, net of unamortized discount of $10,069. As of September 30, 2015, the outstanding principal balance of this note is $25,000.

On June 26, 2015, the Company issued a $15,500 convertible promissory note to Carebourn Capital. The note is due on demand, bears interest at 12% and is convertible at a 50% discount of the average of the three lowest day’s closing prices for the twenty (20) days preceding conversion and matures March 26, 2016. The Company received $12,500 after debt issuance costs of $3,000. The debt issuance costs will be amortized over the earlier of the nine month term of the Note or any redemptions and accordingly $1,567 has been expensed as debt issuance costs (included in interest expense) for the nine months ended September 30, 2015. The Company recorded an initial derivative liability of $17,360, debt discount of $15,500 and derivative expense of $1,860. The debt discount of $15,500 is being amortized into interest expense over the term of the note. Amortization for the nine months ended September 30, 2015, totaled $5,431 and the carrying value of the notes as of September 30, 2015, is $5,431, net of unamortized discount of $11,442. As of September 30, 2015, the outstanding principal balance of this note is $15,500.

On July 20, 2015, the Company issued a $15,500 convertible promissory note to Carebourn Capital. The note is due on demand, bears interest at 12% and is convertible at a 50% discount of the average of the three lowest day’s closing prices for the twenty (20) days preceding conversion and matures April 20, 2016. The Company received $12,500 after debt issuance costs of $3,000. The debt issuance costs will be amortized over the earlier of the nine month term of the Note or any redemptions and accordingly $1,067 has been expensed as debt issuance costs (included in interest expense) for the nine months ended September 30, 2015. The Company recorded an initial derivative liability of $17,360, debt discount of $15,500 and derivative expense of $1,860. The debt discount of $15,500 is being amortized into interest expense over the term of the note. Amortization for the nine months ended September 30, 2015, totaled $4,058 and the carrying value of the notes as of September 30, 2015, is $4,058, net of unamortized discount of $11,442. As of September 30, 2015, the outstanding principal balance of this note is $15,500.

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

The fair value of the conversion features embedded in the 2015 Notes as of their dates of issuance and in their entirety as of September 30, 2015 was determined to approximate their fair intrinsic value due to the terms of conversion.

The inputs used to estimate the fair value of the derivative liabilities are considered to be level 3 inputs within the fair value hierarchy.

A summary of the derivative liabilities related to convertible notes as of September 30, 2015 and December 31, 2015 is as follows:

Derivative Liability Balance 1/1/15	Initial Derivative Liability	Redeemed convertible notes	Fair value change- three months ended 9/30/15	Derivative Liability Balance 9/30/15
$1,057,602	582,780	(316,553)	(188,201)	$1,135,628

A summary of debentures payable as of September 30, 2015 and December 30, 2014 is as follows:

	2015 Face Value	2014 Face Value
2013 Notes	$ 72,826	$ 88,075
2014 Notes	$ 437,800	$709,999
2015 Notes	$ 513,399	—
Note discount	$(216,512)	$(135,431)
Total	$807,513	$662,643

9.    Commitments and contingencies:

Litigation:

The Forest County Potawatomi Community (“FCPC”) has initiated an action against Chex, an inactive subsidiary of the Company, in the FCPC tribal court asserting that Chex breached a contract with FCPC during the 2002 to 2006 time period. Chex is inactive and did not defend this action. On October 1, 2009 a judgment was entered against Chex in the FCPC Tribal Court in the amount of $2,484,922. The Company has included $2,484,922 in litigation contingency on the consolidated balance sheets as of September 30, 2015 and December 31, 2014.

The Company is involved in various claims and legal actions arising in the ordinary course of business. The ultimate disposition of these matters may have a material adverse impact either individually or in the aggregate on future consolidated results of operations, financial position or cash flows of the Company.

10.   Income taxes:

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

As of September 30, 2015, the Company had a tax net operating loss carry forward of approximately $9,481,000.Any unused portion of this carry forward expires in 2030. Utilization of this loss may be limited in the event of an ownership change pursuant to IRS Section 382.

11.  Stockholders’ deficiency:

Common stock:

During the nine months ended September 30, 2015, the Company issued 1,528,259,323 shares of common stock upon the conversion of $295,257 of debentures payable and $6,752 of accrued and unpaid interest.

During the nine months ended September 30, 2015, the company issued 40,535,699 shares of common stock upon the cashless exercise of warrants.

Effective February 2, 2015, the Company completed a one share for six hundred share (1 for 600) reverse split of its common stock. All per share figures in these statements have been adjusted to reflect the effects of the reverse split.

Preferred stock

There were no shares of Class A or B preferred stock issued during the nine months ended September 30, 2015.

The COD for Class A Preferred stock states; each share of the Class A Preferred Stock shall be entitled to a number of votes determined at any time and from time to time determined as follows: any holder of Class A Preferred Stock can vote such shares as if converted based on the Conversion Rights in below. The Class A Preferred Stock shall have a right to vote on all matters presented or submitted to the Corporation’s stockholders for approval in pari passu with holders of the Corporation’s common stock, and not as a separate class. Each share of the Class A Preferred Stock shall automatically convert (the “Conversion”) into shares of the Corporation’s common stock at the moment there are sufficient authorized and unissued shares of common stock to allow for the Conversion. The number of shares of common stock to which a holder of Class A Preferred Stock shall be entitled upon a conversion shall equal the product obtained by (a) multiplying the number of fully diluted common shares by twenty five hundredths (0.25), then (b) multiplying the result by a fraction, the numerator of which will be the number of shares of Class A Preferred stock being converted and the denominator of which will be the number of authorized shares of Class A Preferred stock. As of September 30, 2015 there are 819,000 shares of Class A Preferred stock outstanding.

On December 14, 2012, Board of Directors approved the filing of a COD establishing the designations, preferences, limitations and relative rights of the Company’s Class B Preferred Stock. The COD allows the Board of Directors in its sole discretion to issue up to 2,000,000 shares of Class B Preferred Stock. The COD for Class B Preferred stock states; each share of the Class B Preferred Stock shall be entitled to a number of votes determined at any time and from time to time determined as follows: any holder of Class B Preferred Stock can vote such shares as if converted based on the Conversion Rights in below. The Class B Preferred Stock shall have a right to vote on all matters presented or submitted to the Corporation’s stockholders for approval in pari passu with holders of the Corporation’s common stock, and not as a separate class. Each share of the Class B Preferred Stock shall automatically convert (the “Conversion”) into shares of the Corporation’s common stock at the moment there are sufficient authorized and unissued shares of common stock to allow for the Conversion. The Class B Preferred Stock will convert in their entirety, simultaneously to equal the amount of shares of common stock resulting from the amount of series B Preferred Stock outstanding multiplied by sixty (60). The Conversion shares will be issued pro rata so that each holder of the Class B Preferred Stock will receive the appropriate number of shares of common stock equal to their percentage ownership of their Class B Preferred Stock. As of September 30, 2015 there are 1,791,667, shares of Class B Preferred stock outstanding.

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

There were no options granted during the nine months ended September 30, 2015.

All options outstanding at September 30, 2015 are fully vested and exercisable. A summary of outstanding balances at September 30, 2015 and December 31, 2014 is as follows:

	Weighted-	Weighted-	Aggregate
	Average	Average Remaining	Intrinsic
Options	exercise price	contractual life	Value
1,650	$0.34	0.98	$0

12.   Prior events:

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

13.   Related party transactions:

Management and director fees:

For the three and nine months ended September 30, 2015, the Company accrued expenses of $37,500 and $112,500, respectively, for Mr. Fong, the Company’s President and Chairman. Mr. Fong received $12,600 in cash payments for the three months ended September 30, 2015 and $93,195 for the nine months ended September 30, 2015. In January 2014, the Company issued a convertible note to Mr. Fong in payment of $25,500 of accrued and unpaid fees. As of September 30, 2015, Mr. Fong is owed $1,424 for these services, included in accrued expenses on the consolidated balance sheet.

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

Notes payable:

As disclosed in Note 6, the Company has issued notes payable to various related parties. The balances of December 31, 2014 and September 30, 2015, and the activity for the three months ended September 30, 2015 follows:

Noteholder	Balance 6/30/15	Additions	Payments	Sold	Balance 9/30/15
HPI Partners (1)	$10,895	$—	$10,700	$—	$195
Henry Fong (2)	3,000	—	—	—	3,000
SurgLine Int’l (1)	10,672	—	—	—	10,672
Total	$24,567	$—	$10,700	$—	$13,867

The activity for the nine months ended September 30, 2015 is as follows:

Noteholder	Balance 1/1/15	Additions	Payments	Sold	Balance 9/30/15
HPI Partners (1)	$63,925	$—	$63,730	$—	$195
AFPW (1)	—	22,000	22,000	—	—
Henry Fong (2)	—	3,000	—	—	3,000
SurgLine Int’l (1)	10,672	—	—	—	10,672
Total	$74,597	$25,000	$85,730	$—	$13,867

All of the notes are due on demand and have interest rates of 8% to 10% per annum.

(1)	Mr. Henry Fong, an officer and director of the Company, is also an officer, director or control person of these entities.
(2)	An officer or director of the Company.

14.  Subsequent events:

From October 1, 2015, through November 15, 2015, the Company has issued 250,650,293 shares of common stock upon conversion of $12,451 of convertible promissory note principal.

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

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2014 and 2013. The financial statements presented for the nine months ended September 30, 2015 and 2014 include FFFC and its subsidiaries.

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

The Company’s financial statements for the nine months ended September 30, 2015 and 2014 have been prepared on a going concern basis, which contemplates the realization of its remaining assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred significant losses since its inception and has a working capital deficit of approximately $11,453,150 and an accumulated deficit of approximately $28,453,170 as of September 30, 2015. Moreover, it presently has minimal ongoing business operations or sources of revenue, and little available resources with which to obtain or develop new operations.

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

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2015, net cash used in operating activities was $295,622 compared to $638,039 for the nine months ended September 30, 2014. Net loss was $1,160,413 and $1,887,284 for the nine months ended September 30, 2015 and 2014, respectively. Included in the net loss for the nine months ended September 30, 2015 was $430,019 for the amortization of debt discounts. The current period loss also included operating expenses of approximately $467,533 and selling, general and administrative, interest expense of $844,707 related to convertible promissory notes and derivative liability income of $113,372 due to the change in fair value of derivative liabilities.

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

Net cash used in investing activities for the nine months ended September 30, 2015, was solely related to the Company’s payment of $222,000 in cash for a 49% minority stake in Pure Grow LLC.

Net cash used in investing activities for the nine months ended September 30, 2014, primarily consisted of an advance of $25,000 in exchange for a note receivable. Additionally, the Company paid $100,000 for the Brawnstone, LLC acquisition and received $133,806 in cash from the newly purchased subsidiary.

Net cash provided by financing activities for the nine months ended September 30, 2015 was $517,670 compared to $672,295 for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, the Company received $536,500 from the issuance of convertible notes, $27,500 from borrowings on notes and loans payable from related parties, and $117,100 from the issuance of notes payable to third parties. The company repaid $163,430 of notes payable ($88,036 related parties).

During the nine months ended September 30, 2014, the Company received $672,295 from the issuance of convertible notes.

For the nine months ended September 30, 2015, cash and cash equivalents increased by $48 compared to an increase of $43,062 for the nine months ended September 30, 2014. Ending cash and cash equivalents at September 30, 2015 was $3,415 compared to $45,119 at September 30, 2014.

We have limited cash and cash equivalents on hand and need to raise funds to continue to be able to support our operating expenses and to meet our other obligations as they become due.

REVENUES

Total revenues for the three and nine months ended September 30, 2015 were $203,619 and $605,889 compared to $235,560 and $249,926 for the three and nine months ended September 30, 2014. Revenues in the three and nine month periods ended September 30, 2015 and September 30, 2014 consist of Brawnstone sales revenue and of credit card income on Nova’s remaining portfolio.

OPERATING EXPENSES

Operating expenses for the three and nine months ended September 30, 2015, were $194,424 and $467,533, respectively compared to $193,174 and $205,401 for the three and nine months ended September 30, 2014. Operating expenses incurred during the three and nine month periods ended September 30, 2015 and September 30, 2014 were primarily comprised of the Brawnstone subsidiary’s cost of sales as well as third party servicing fees of Nova’s remaining credit card portfolio.

SELLING GENERAL AND ADMINISTRATIVE EXPENSES

Corporate operating expenses for the three and nine months ended September 30, 2015 were $139,316 and $518,662 compared to $235,675 and $582,277 for the three and nine months ended September 30, 2014, respectively. The expenses were comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Accounting and legal	$3,038	$8,190	$6,715	$37,339
Stock compensation expense	—	—	—	106,673
Management and director fees	37,500	37,500	112,500	75,000
Consulting and other professional	26,579	78,500	109,807	202,925
Transfer agent and filing fees	2,402	10,270	12,276	22,027
Other	69,797	101,215	277,366	138,313
	$139,316	$235,675	$518,662	$582,277

Effective October 1, 2012, the Company has agreed to compensate Mr. Fong $5,000 each per month for services being provided. On June 1, 2014, the Company increased Mr. Fong’s monthly compensation to $12,500 (management and director fees). Included in three and nine months ended September 30, 2015, were accounting and auditing fees of $3,038 and $6,715, respectively. Included in three and nine months ended September 30, 2014, were accounting and auditing fees of $8,190 and $37,339, respectively. Stock compensation expense is as a result of 1,000 shares of Class C preferred stock issued to Mr. Fong.

Consulting and other professional fees decreased for the three and nine months periods ended September 30, 2015, compared to the three and nine months ended September 30, 2014. The current period expenses included 8,250 (three months) and $48,710 (nine months) in consulting fees, $6,594 (three months) and $14,798 (nine months) as part of a marketing agreement to increase the Company’s social media presence, $2,420 (three months) and $6,375 (nine months) in investor relations costs and $9,315 (three months) and $39,924 (nine months) in additional outside consulting fees.

Consulting and other professional fees for the three and nine month periods ended September 30, 2014 included $23,000 (three months) and $47,175 (nine months) of costs related to Cannabis Angel initiatives, $12,000 (nine months) as part of a marketing agreement to increase the Company’s social media presence, $2,750 (three months) and $58,000 (nine months) in investor relations costs and $52,750 (three months) and 85,750 (nine months) in additional outside consulting fees. The 2013 periods include consulting expenses of $19,712 (nine months) and transfer agent fees of $2,874 (three months) and $7,997 (nine months).

General and other administrative costs for the three and nine months ended September 30, 2015 were $69,797 and $277,366, respectively, compared to $101,215 and $138,313, respectively for the three and nine months ended September 30, 2014. Expenses for the nine months ended September 30, 2015 include rent expense of $3,982 (three months) and $11,222 (nine months), travel expense of $1,047 (three months) and $6,842 (nine months), royalty fees of $15,000 (three months) and $30,000 (nine months) and Brawnstone specific operating costs of $24,637 (three months) and $211,403 (nine months).

Expenses for the nine months ended September 30, 2014 include rent expense of $3,619 (three months) and $23,843 (nine months), travel expense of $2,027 (three months) and $11,950 (nine months), internet expenses of $9,160 (nine months), moving expense of $3,800 (nine months), and Brawnstone’s operating costs of 93,388 (three and nine months).

OTHER INCOME (EXPENSE)

Other expense, net for the three and nine months ended September 30, 2015 was $232,756 and $780,107 respectively, compared to $570,124 and $1,349,532 for the three and nine months ended September 30, 2014, respectively.

The three and nine months ended September 30, 2015, included derivative liability income of $189,140 and $113,372 respectively mainly due to the initial derivative income recognized as a consequence of the issuance of convertible debentures. Interest expense for the three and nine month periods totaled $373,124 and $844,707, respectively. Loss from unconsolidated investee, Pure Grow, recognized as a result of equity method accounting for an investee, totaled $48,772 for the three and nine month periods ending September 30, 2015.

The three and nine months ended September 30, 2014, included derivative liability income of $13,229 and $54,344. The debit was predominantly a result of the change in fair value of the conversion features in the Typenex note of $86,292 for the three and nine months ended September 30, 2014, based on the Black Scholes valuation as of September 30, 2014.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2015, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 6 of the Condensed Consolidated Financial Statements

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2015, the Company issued 1,528,259,323 shares of common stock upon the conversion of $295,257 of debentures payable and $6,752 of accrued and unpaid interest. The shares were issued at approximately $0.0001 per share.

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

FastFunds Financial Corporation
(Registrant)

Date: November 19, 2015	By: /s/ Henry Fong
Henry Fong
Chief Executive Officer

