Form 10-Q/A
period 2015-09-30
FASTFUNDS FINANCIAL CORP
filed 2015-12-02
CIK 779956

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

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

Number of shares of outstanding of the Registrant’s $0.0001 par value common stock as of November 15, 2015 was 1,999,939,146 shares.

EXPLANATORY NOTE

This filing has been amended solely to correct the number of shares of the Corporation’s common stock outstanding as of the original filing date of 11/15/15 on the cover page and in Note 14 to the financial statements.

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

14.  Subsequent events:

From October 1, 2015, through November 15, 2015, the Company has issued 416,729,543 shares of common stock upon conversion of $19,176 of convertible promissory note principal and interest.

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

FastFunds Financial Corporation
(Registrant)

Date: December 2, 2015	By: /s/ Henry Fong
Henry Fong
Principal Financial Officer, Principal Accounting Officer and Director

