Form 10-K
period 2015-12-31
FASTFUNDS FINANCIAL CORP
filed 2016-05-24
CIK 779956

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: DECEMBER 31, 2015

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $49,700 based on the last sale price of the Registrant's common stock as of the last business day of the Registrants’ second fiscal quarter, ($0.0006 per share as of June 30, 2015) as reported on the Over-the-Counter Bulletin Board.

The Registrant has 4,764,481,179 shares of common stock outstanding as of May 13, 2016.

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

In their opinion letter for the fiscal year ended December 31, 2015, our auditors included an explanatory paragraph that disclosed conditions that raise concerns about the Company's ability to continue as a going concern. Please refer to the audited financial statements and accompanying auditors report within this filing.

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

On December 22, 2005, FastFunds and Chex entered into an Asset Purchase Agreement with Game Financial Corporation, pursuant to which FastFunds and Chex agreed to sell substantially all the assets of Chex (the “Asset Sale”). Such assets also represented substantially all of the operating assets of FastFunds on a consolidated basis. On January 31, 2006, FastFunds and Chex completed the Asset Sale for $14 million. Additionally, FastFunds and Chex entered into a Transition Services Agreement with Game Financial pursuant to which FastFunds and Chex agreed to provide certain services to Game Financial to ensure a smooth transition of the sale of the cash access financial services business. HPI agreed to serve as a guarantor of FastFunds and Chex’s performance obligations under the Transition Service Agreement.

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

After the closing of the Redemption Agreement, HPI held 17,500 shares of FFFC common stock. These shares have been pledged as collateral on certain notes of HPI. During 2008, as a result of the assumption of this debt by HPI Partners, LLC. (“HPIP”) and the subsequent foreclosure by the debt holders upon HPIP, HPIP owns the 10.5 million shares. One of the principal managers of HPIP Mr. Fong, is currently the Company’s sole officer and director. As of December 31, 2015, we held 1,541,858 shares of HPI common stock, constituting approximately 5.2% of HPI common stock. Pursuant to the Redemption Agreement, the Company and HPI each provided the other certain registration rights relating to the common stock of such party held by the other party.

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

We currently conduct business with two business segments, security services and prepaid check cards.

(c)	Narrative description of business.

Nova was formed to design, market and service credit card products aimed at the sub-prime market consisting mainly of consumers who may not qualify for traditional credit card products. Nova charges a monthly fee on active cards and receives proceeds, if any, from Merrick Bank after their bank charges for servicing the credit cards. Nova receives residual amounts, if any, on approximately 214 cards still active in the Merrick Bank portfolio at December 31, 2015. The Merrick Bank portfolio should continue to see a decline in active accounts in 2016.

On January 21, 2014, the Company formed Cannabis Angel, Inc. (“CA”) as a wholly-owned subsidiary. CA was formed to assist and provide angel funding, business development and consulting services to Cannabis related projects and ancillary ventures.

On March 5, 2014, CA entered into a five (5) year Strategic Alliance Agreement (“SAA”) with Worldwide Marijuana Investments, Inc. (“Worldwide”). Pursuant to the SAA, Worldwide and CA have agreed to market and perform certain complementary business consulting services. The SAA automatically renews for successive one year terms, unless either party gives written notice of termination at least thirty (30) days prior to any expiration. The SAA can also be terminated by mutual agreement, or at any time by sixty (60) day written notice from either party. This agreement remains outstanding as of December 31, 2015, but no services related to the agreement have been performed.

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

On April 17, 2014, the Company and its wholly-owned subsidiary CA announced a Merchant Payment Processing Agreement to offer a debit card payment solution for retail cannabis dispensaries. This program will be offered through CMFS, the Company's 49% owned subsidiary. This payment solution will allow dispensaries to accept debit and credit cards by using the PIN number associated with the card being used. The company has not yet offered this program to customers.

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

On October 30, 2014, FastFunds Financial Corporation announced that they have entered into a distribution and marketing agreement for its Cannabis GreenCard product with WMII, Inc. ("WMII"). Through the Company's 49% ownership in Cannabis Merchant Financial Solutions, Inc. ("CMFS"), WMII had agreed to market the Company's Cannabis GreenCard through an extensive database developed over the past several months that contains over 1,000 medical and recreational dispensaries throughout the Colorado, Washington State and California regions. WMII had access to a large community of companies that service the cannabis industry. By leveraging these existing relationships, WMII was to allow CMFS to gain access to their extensive list of prospective customers for the Company's Cannabis GreenCard product. As of December 31, 2015, WMII ceased operations and the marketing and distribution agreement between the Company and WMII is no longer in effect.

On November 14, 2014, FastFunds Financial Corporation entered into a definitive licensing agreement with Nevada-based Chongson, Inc. pertaining to the production, promotion and sale of the Tommy Chong branded Cannabis GreenCard product. The Tommy Chong Cannabis Green Card functions as a pre-paid loyalty debit card with a turnkey customer rewards technology. In addition, the card functions as a re-buildable stored value card that can be used to purchase merchandise at the participating dispensary. The Company also intends to launch a Tommy Chong Frequent Buyers program including a loyalty card offering retailer sponsored discounts and/or other amenities. During the year ended December 31, 2015, the Company paid $45,000 in cash royalties against the $60,000 in accrued royalty expenses related to the GreenCard product. The Company has yet to generate revenue from the GreenCard product.

On May 15, 2015, FastFunds Financial Corporation (“FFFC”) acquired a 49% Limited Liability Company interest in Pure Grow Systems, LLC (“Pure Grow”) for $250,000. Financing for this transaction was provided through a $128,000 convertible note issued to CareBourn Capital, LP on May 15, 2015 and a $125,000 convertible note issued to Pure Energy Inc. on May 29, 2015. As of December 31 2015, $222,000 has been remitted by the company in acquisition of a minority stake of Pure Grow. Pure Grow Systems, LLC will be dedicated to the healthy production of raw materials used for medicinal or other health-related purposes. The Company is developing a line of environmentally friendly products using ingredients that have a strong track record of sanitation and disinfection in buildings, on furniture, and other items found in medical, manufacturing and warehouse settings. Pure Grow has displayed its products at several trade shows and has contacted interested distributors. No revenues have been generated from Pure Grow’s product lines during the year ended December 31, 2015

The Company currently has thirty-six full and part time employees at Brawnstone Security. None of our employees are currently covered by collective bargaining agreements.

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

RISKS ASSOCIATED WITH OUR COMPANY AND HISTORY:

Despite a return to operations, the Company has posted significant losses in each of the past two fiscal years.

In January 2006, we sold substantially all of our operating business, owned by Chex, to Game Financial Corporation. From that time until July 2014, the Company had limited operating business. In July of 2014, the company acquired a 70% stake in an operating business, Brawnstone Security, LLC, and the Company currently controls two revenue generating business segments: the recently acquired Brawnstone security services and the Nova portfolio of prepaid check cards. Even with the acquisition of Brawnstone and the contribution of its operating revenues to our bottom line, the Company has posted significant losses in each of our past two fiscal years including $2,537,158 and $2,664,702 for the years ended December 31, 2015 and 2014, respectively. As a result, any investment in the Company must be considered purely speculative.

The Company’s balance sheet contains certain notes payable, which are currently in default/were due February 28, 2008.

Chex previously relied on promissory notes (the “Notes”) issued to private investors to provide operating capital for its business. As of December 31, 2015, the balance of the Notes was $2,090,719. These Notes were initially due in February 2007 and at that time the Company renewed $283,000 of the Promissory Notes on the same terms and conditions as previously existed. The Company has failed to pay interest and the principal amount of these notes. The Company received complaints filed from several of these note holders. The Company has not responded to these complaints and accordingly the plaintiffs were awarded default judgments. In April 2007 the Company, through a financial advisor, restructured $1,825,000 of the Notes (the “Restructured Notes”). The Restructured Notes carry a stated interest rate of 15% and matured on February 28, 2008. The Company has not paid the interest on the Notes since June 30, 2007 and did not repay the Notes on their maturity date and does not currently have sufficient capital to repay the Notes. In January 2008, the Company and the three guarantors received a complaint filed by the financial advisor (acting as agent for the holders of the Restructured Notes) and the holders of the Restructured Notes. The court has ruled in favor of a motion for summary judgment filed by certain of the plaintiffs and a judgment has been entered in the total amount of $2,487,250 in principal and interest on the notes, $40,920 in related claims and $124,972 in attorney’s fees and expenses. The judgment was entered on August 18, 2009. The Company has not made any payments of principal or interest since the judgment.

We may require additional financing to complete any merger, but we are uncertain whether such financing will be available to us.

We will require additional capital to continue to expand our business plans. Other than disclosed in the footnotes to the accompanying financial statements, as part of this Annual Report, we have not identified any potential candidate business with which to merge, therefore, we cannot be certain that business will have revenues from operations that will generate cash flow sufficient to finance our operations and growth thereafter. In addition, we require additional financing to complete any potential merger to eliminate our current debt, or for working capital purposes to operate our business both now, and in the future, including any operations following a successful acquisition, if any.

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

As of December 31, 2015, there are outstanding securities convertible into or exchangeable for an aggregate of approximately 25,179,598,731 shares of our common stock as of December 31, 2015, which, if converted or exchanged, will substantially dilute our existing stockholders.

The Company currently has outstanding notes and securities convertible into or exchangeable for an aggregate of 22,979,115,217 shares of common stock under certain conditions. If these securities are converted into or exchanged for common stock, their issuance would have a substantial dilutive effect on the percentage ownership of our current stockholders. These securities consist of: options to purchase 1,650 shares of our common stock at an average purchase price of $0.34 per share, warrants to purchase 88,014 shares at a purchase price of 55% of the current market price, 25,179,248,000 shares of common stock pursuant to the conversion terms of $1,258,962 in outstanding convertible promissory notes and the conversion of Class A and B Preferred stock into 261,067 shares of common stock.

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

We are not current on our filings with the SEC.

The Company has fallen behind on its required disclosure filings with the SEC, including its requirement to file Form 8-K/A to include audited financial statements of Brawnstone Security for the two most recent fiscal years prior to the Company's acquisition of Brawnstone in 2014. It is unclear when the company will be able to be current again on its filings with the requisite regulatory agencies.

ITEM 2. PROPERTIES.

Effective June 2014 the Company leases office space in West Palm Beach, Florida in a one year lease with a total payment of $1,207 per month for a period of one year. This lease was renewed in June 2015 in a one year lease with $1,327 in monthly payments during the lease period. As a result, our obligations under this lease for 2016 include a total of $7,962 in lease payments.

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

Quarter Ended	High	Low

March 31, 2015	$0.0060	$0.0012
June 30, 2015	$0.0275	$0.0006
December 31, 2015	$0.0010	$0.0001
December 31, 2015	$0.0005	$0.0001

Quarter Ended	High	Low

March 31, 2014	$2.160	$0.060
June 30, 2014	$1.320	$0.240
September 30, 2014	$0.360	$0.060
December 31, 2014	$0.060	$0.006

(b)	Holders.

The number of record holders of our common stock as of May 13, 2016 was 155 according to our transfer agent. This figure excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name.

(c)	Dividends.

FastFunds has not declared nor paid cash dividends on our common stock during the previous two fiscal years, nor do we anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings to fund our limited operations.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

We have the following securities authorized for issuance under our equity compensation plans as of December 31, 2015, including options outstanding or available for future issuance under our 2004 Stock Option Plan.

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

Recent Sales of Unregistered Securities

During the year ended on December 31, 2015, the Company issued 2,810,437,693 shares of common stock upon the conversion of $369,138 of debentures payable and accrued interest and the cashless exercise of warrants attached to debentures payable.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2015 and 2014. The financial statements presented for the year ended December 31, 2015 and 2014 include FastFunds, Brawnstone, Pure Grow, Chex, FastFunds International Limited, Key, Nova and Denaris.

The Company’s financial statements for the year ended December 31, 2015 have been prepared on a going concern basis, which contemplates the realization of its remaining assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred significant losses since its inception and has a working capital deficit of approximately $12,452,826 and an accumulated deficit of $29,813,617 as of December 31, 2015.

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

For the year ended December 31, 2015, net cash used in operating activities was $485,179 compared to $789,524 for the year ended December 31, 2014. Net loss for the year ended December 31, 2015 was $2,549,594 compared to a net loss of $2,681,000 for the year ended December 31, 2014. The net loss for the year ended December 31, 2015 included selling, general and administrative expenses of $626,635 and other expenses of $2,145,441. Included in the net loss were non cash expenses of $620,845 for the amortization of note discounts, $734,182 for the change in fair value of derivative liabilities and $70,090 recognized as a loss from an unconsolidated investee. Accounts payable and accrued expenses increased by $445,042. The net loss for the year ended December 31, 2014 included selling, general and administrative expenses of $722,996 and other expenses of $2,055,576. Included in the net loss were non cash expenses of $1,056,743 for the amortization of note discounts, $386,579 for the change in fair value of derivative liabilities and $106,673 for the issuance of preferred stock as compensation. Accounts payable and accrued expenses increased by $355,511.

Net cash used in investing activities for the year ended December 31, 2015 was mainly the result of the acquisition of a 49% Limited Liability Company interest in Pure Grow Systems, LLC (“Pure Grow”) for $250,000. Financing for this transaction was provided through a $128,000 convertible note issued to Carebourn Capital, LP on May 15, 2015 and a $125,000 convertible note issued to Pure Energy Inc. on May 29, 2015. Throughout 2015, $222,000 has been remitted by the company in acquisition of a minority stake of Pure Grow. Net cash used in investing activities for the year ended December 31, 2014, primarily consisted of an advance of $40,000 in exchange for a note receivable. Additionally, the Company paid $100,000 for the Brawnstone, LLC acquisition and received $133,806 in cash from the newly purchased subsidiary.

Cash provided by financing activities for the year ended December 31, 2015 was $715,458 compared to $799,341 for the year ended December 31, 2014. During the year ended December 31, 2015, the Company issued $158,361 of notes payable (of which $131,461 was to related parties) and $741,971 of convertible promissory notes. During the year ended December 31, 2015 the Company repaid $145,924 of notes payable (of which $78,030 were to related parties), repaid $7,500 of convertible note principal and paid $31,450 of deferred financing costs. During the year ended December 31, 2014, the Company received $799,341 from the issuance of convertible notes.

For the year ended December 31, 2015, net cash increased $5,854 compared to net cash increase of $1,310 for the year ended December 31, 2014. Ending cash at December 31, 2015, was $9,221 compared to $3,367 at December 31, 2014.

From January 1, 2016 through May 31, 2016, the Company received $15,000 from the issuance of an $18,000 convertible promissory note, which may cause dilution to our stockholders. The conversion price for this note is equal to 50% of the average of the three lowest closing bid prices of the Common Stock as reported on the exchange which the Company’s shares are traded, for any of the twenty previous trading days including the day upon which a Notice of Conversion is received by the Company.

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

Long-lived assets:

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the year ended December 31, 2015, an impairment loss of $37,050 was recognized related to the Company’s investments in WMII Inc., which ceased operation during the year ended December 31, 2015.

Goodwill:

Goodwill represents the excess of the purchase price over the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in an acquisition. Accounting Standards Codification (“ASC”)-350-30-50 “Goodwill and Other Intangible Assets” requires the testing of goodwill and indefinite-lived intangible assets for impairment at least annually. During the years ended December 31, 2015, the balance of this goodwill was analyzed for impairment based on the guidelines provided by ASC 350, “Goodwill and Other Intangible Assets” and no impairment was deemed necessary.

Per ASC 350, management has opted to follow the guidance provided by ASU 2011-08 for the years ended December 31, 2015 and 2014, the qualitative assessment for testing goodwill for impairment that may allow companies to skip the annual two-step test. ASC 350 requires companies to test goodwill for impairment annually, and more frequently if indicators of impairment exist. Testing goodwill for impairment requires companies to compare the fair value of a reporting unit with its carrying amount, including goodwill. ASU 2011-08 allows companies to qualitatively assess whether it is more likely than not (i.e., a likelihood of greater than 50%) that the fair value of a reporting unit is less than its carrying amount. If that is the case, the company would have to perform the annual two-step impairment test. Management analyzed macro and micro economic conditions that may affect the Brawnstone reporting unit, as well as Brawnstone’s current and past financial performance. Taking the relevant events and circumstances described in addition to the prescribed guidance of ASU 2011-08, Management does not believe it is more likely than not that the carrying amount of the Brawnstone reporting unit exceeds its FV. As such, a Step 1 analysis is not required at this time and no impairment has been recognized as of December 31, 2015 and 2014.

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

Loss per share:

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants, and common stock underlying convertible promissory notes are not considered in the calculations for the periods ended December 31, 2015 and 2014, as the impact of the potential common shares, which total 25,179,598,731 (2015) 24,847,967 (2014) would be antidilutive.

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

There were no options granted during the years ended December 31, 2015 and 2014.

The Company’s stock option plan is more fully described in Note 9 to the consolidated financial statements included herein.

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

Results of operations

Results of operations for the year ended December 31, 2015 vs. December 31, 2014

REVENUES

Total revenues for 2015 were $822,173 compared to $562,875 for 2014. Revenues for the year ended December 31, 2015 and 2014 consist of $797,929 and $535,629 of Brawnstone service revenue for the years ended December 31, 2015 and 2014, respectively and$ 24,244 and $27,246 of credit card income on Nova’s remaining portfolio for the years ended December 31, 2015 and 2014, respectively. The increase in revenue related to the Brawnstone services is a result of the whole year of consolidation in 2015, whereas the 2014 revenue numbers only include Brawstone revenue from acquisition in July of that year.

OPERATING EXPENSES

Operating expenses were $599,691 for the year ended December 31, 2015 compared to $465,303 for 2014. Expenses during 2015 and 2014 were primarily comprised of the Brawnstone subsidiary’s cost of sales as well as third party servicing fees of Nova’s remaining credit card portfolio. Similar to the increase in revenues, the increase in operating expenses are due to the full year consolidation of Brawnstone in 2015 compared to the 2014 expense totals which are only from July to December of 2014.

CORPORATE OPERATING EXPENSES

Corporate operating expenses for 2015 were $626,635 and $722,996 for 2014. The expenses were comprised of the following:

	2015	2014
Accounting and legal	$20,735	$42,339
Stock compensation expense	—	106,673
Management and director fees	150,000	112,500
Consulting and other professional	154,588	235,000
Transfer agent and filing fees	19,922	23,704
Other	281,390	202,780
	$626,635	$722,996

Effective October 1, 2012, the Company has agreed to compensate Mr. Fong $5,000 each per month for services being provided. On June 1, 2014, the Company increased Mr. Fong’s monthly compensation to $12,500 (management and director fees). Stock compensation expense is as a result of 1,000 shares of Class C preferred stock issued to Mr. Fong in 2014.

Included in year ended December 31, 2015 were accounting and legal fees of $20,735 compared to $42,399 for the year ended December 31, 2014. The decrease in legal and accounting fees are a result of a decrease in financing operations incurred by the Company.

Consulting and other professional fees decreased $80,413 to $154,588 for the year ended December 31, 2015, compared to $235,000 expensed during the year ended December 31, 2014. The current period expenses included $10,112 of costs related to Cannabis Angel initiatives, $15,798 as part of a marketing agreement to increase the Company’s social media presence, $58,575 in investor relations costs and $128,678 in additional outside consulting fees. The 2014 periods included $47,175 of costs related to Cannabis Angel initiatives, $16,750 as part of a marketing agreement to increase the Company’s social media presence, $58,575 in investor relations costs and $159,675 in additional outside consulting fees related to management and investor relations.

The decrease in transfer agent and filing fees costs, from $23,704 for the year ended December 31, 2014, to $19,922 for the year ended ended December 31, 2015, were related to a decrease in transfer agent costs for the issuance of shares of common stock upon conversion of debentures.

General and other administrative costs for the year ended December 31, 2015 were $359,797 compared to $202,780 for the year ended December 31, 2014. Expenses for the year ended December 31, 2015 include rent expense of $15,204, travel expenses of $11,105, internet expenses of $1,930, administrative expenses of $23,704, and operating costs related to the the Company’s subsidiary, Brawnstone, of $264,775. Expenses for the year ended December 31, 2014 include rent expense of $13,773, travel expenses of $15,683,internet expenses of $9,160, moving expenses of $3,800, and Brawnstone’s operating costs of $150,135 incurred since acquisition on July 24, 2014.

OTHER INCOME (EXPENSE)

Other expense, net for the year ended December 31, 2015 was $2,145,441 compared to net expenses of $2,055,576 for the year ended December 31, 2014. The 2015 net expense includes $1,288,743 of interest expense, $764,558 for the fair value change of derivative liabilities, $55,090 from the loss from unconsolidated investee, a $15,000 loss on a separate equity method investment, and a $22,050 loss due to the write-off of a note receivable. Other expenses for the year ended December 31, 2014 are $1,668,907 of interest expense, and $386,669 for the fair value change of derivative liabilities. Interest expense for the years ended December, 2015 and 2014 is summarized as:

	2015	2014
Amortization of note discount	$620,845	$1,056,743
Amortization of deferred financing fees	29,059	121,211
Notes payable, other	635,636	481,110
Notes payable, related parties	3,203	9,843

	$1,288,743	$1,668,907

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

The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed relate to interest rates on debt. The Company has only fixed rate debt. The Company has $3,415,985 of debt outstanding as of December 31, 2015, of which $2,090,719 has been borrowed at fixed rates ranging from 10% to 15%. The fixed rate debt was due on February 28, 2008 and is currently in default.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements are listed under Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

N/A

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Acting Chief Executive Officer (the "CEO") who is also the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO /CFO has concluded that as of December 31, 2015 disclosure controls and procedures, were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).. As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2015 as described below.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(a)(b)(c)	Identification of directors, executive officers and certain significant persons

Name	Age	Offices Held	Length of service

Henry Fong	80	Chairman	Since June 2004
		Chief Executive Officer	Since January 22, 2014

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater-than-10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe that during 2015, based solely on a review of the copies of such forms, if any, furnished to us during 2015 and written representations from the executive officers, directors and greater-than-10% beneficial owners of our common stock, have complied with all Section 16 filing requirements.

CODE OF ETHICS

We have adopted a Code of Ethics for our senior financial management, which includes our chief executive officer and chief financial officer as principal executive and accounting officers.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Equity Compensation

Summary Compensation Table

The following table sets forth information regarding compensation paid to our officers during the years ended December 31, 2015 and 2014:

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(i)	(j)
Henry Fong (1) Acting Chief Executive Officer	2015 2014	$ 0 $ 0	$0 $0	$159,695 $88,576	$159,695 $88,576

(1)	Mr. Henry Fong receives compensation for managing the company that equaled $5,000 per month for the year ended December 31, 2013 and for the period from January through May 2014; and increased to $12,500 for the months of June through December 2014 and all of 2015.

Narrative disclosure to summary compensation table and grants

For the years ended December 31, 2015 and 2014, the Company accrued expenses of $150,000 and $112,500, respectively, for Mr. Fong’s services. Mr. Fong received $159,695 and $88,576 in cash payments for the years ended December 31, 2015 and December 31, 2014, respectively. In November 2013, the Company issued a convertible promissory note to Mr. Fong in payment of $35,000 of accrued and unpaid fees. As of December 31, 2013, Mr. Fong was owed $25,500 for these services, included in accrued expenses on the balance sheet. During the year ended December 31, 2014, Mr. Fong converted the entire amount of this note into 5,000,000 common shares that were issued to his assigns.

Cash Incentive Bonuses

We had no cash incentive bonus program in effect for 2015.

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

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a)	Security Ownership of Certain Beneficial Owners and Security Ownership of Management.

The following table contains information at March 31, 2016, as to the beneficial ownership of shares of our common stock and preferred stock by each person who, to our knowledge at that date, was the beneficial owner of five percent or more of the outstanding shares of the class, each person who is a director or a named executive officer of the Company under the summary compensation table and all persons as a group who are current executive officers and directors, and as to the percentage of outstanding shares so held by them at March 31, 2016. The number of shares beneficially held is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Including the number of shares below does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of the shares.

Name and Address of Beneficial Owner	Shares of Common Stock Owned (1)	Shares of Common Stock Underlying Options (1)	Total	Percentage of Common Stock Owned (2)	Shares of Class B Preferred Stock (1)	Percentage of Class B Preferred Stock Owned (3)	Shares of Class C Preferred Stock (1)	Percentage of Class C Preferred Stock Owned (4)
Henry Fong (5)	179,911	450	180,361	0.00%	—	—	1,000	100.0%

Mary Virginia Knight (5)	285,015,000	—	285,015,000	10.08%	—	—	—	—

HPI Partners, LLC (6)	17,500	—	17,500	0.00%	175,000	9.8%	—	—

Carbon Capture, Inc. (7)	161,667	—	161,667	0.00%	1,616,667	90.2%	—	—

(1)	The beneficial owners exercise sole voting and investment power.
(2)	As of March 31, 2016, 2,824,802,793 shares of our common stock were outstanding
(3)	As of March 31, 2016 there were 1,791,667 shares of our Class B preferred stock outstanding.
(4)	As of March 31, 2016, there were 1,000 shares of Class C Preferred stock outstanding.
(5)	The address of the beneficial owner is 7315 E. Peakview Avenue, Centennial, CO 80111. Common stock owned does not include 285,015,000 shares owned by Mr. Fong’s spouse for which he disclaims beneficial ownership. Common stock owned does include 179,167 shares of common stock and assumes the conversion of 1,791,666 shares of Class B Preferred Stock. Class B Preferred stock includes 1,616,667 shares owned by Carbon Capture, Inc.(“CCC”) and 175,000 shares owned by HPI Partners, LLC (“HPIP”). CCC and HPIP are controlled by Mr. Fong. The Class B Preferred Stock converts to 60 shares of common stock for each share. Mr. Fong’s ownership of 1,000 shares of Series C Preferred stock which confers super majority voting rights to the holder provides Mr. Fong with effective control of the Company.”
(6)	The address of the beneficial owner is 7315 E. Peakview Avenue, Centennial, CO 80111. Common stock includes 17,500 from the conversion of 175,000 shares of Class B Preferred Stock. Class B Preferred Stock converts to 0.10 shares of common stock for each share.
(7)	The address of the beneficial owner is 7315 E. Peakview Avenue, Centennial, CO 80111. Common stock includes the 161,667 from the conversion of Class B Preferred Stock. Class B Preferred Stock converts to 0.10 shares of common stock for each share.

(c)	Changes in control.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

D. Brooks and associates CPA’s, P.A. (“Brooks”) served as our independent registered public accounting firm for the years ended December 31, 2015 and 2014.

Audit Fees

Fees billed and expected to be billed by Brooks for audit services related to the years ended December 31, 2015 and 2014 were approximately $31,000 and $19,000, respectively, which includes out-of-pocket costs incurred in connection with these services.

Tax Fees

Fees billed and expected to be billed by Brooks for tax return preparation services related to the year ended December 31, 2015 and 2014 were $0.

All Other Fees

The Company incurred no other fees to Brooks for 2015 and 2014.

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

FASTFUNDS FINANCIAL CORPORATION.

Financial Statements

For the Years Ended December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Fastfunds Financial Corporation

We have audited the accompanying consolidated balance sheets of Fastfunds Financial Corporation as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended. Fastfunds Financial Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of Fastfunds Financial Corporation’s internal control over financial reporting as of December 31, 2015 and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fastfunds Financial Corporation as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses, has incurred negative cash flows from operations and has a working capital deficit. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 1 to the financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

D. Brooks and Associates CPA’s, P.A
West Palm Beach, FL
May 24, 2016

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014

ASSETS

Current assets:
Cash and cash equivalents	$9,221	$3,367
Accounts receivable	105,712	169,702
Notes receivable	—	62,050
Prepaid expenses	—	38,212
Deferred financing costs	11,322	8,931
Other current assets	200	76

Total current assets	126,455	282,338

Fixed assets, net	2,095	2,313
Investment in unconsolidated investee	166,910	15,000
Other assets	28,123	1,850
Goodwill	85,362	85,362
Long term investments (Note 5)	89,575	89,575

Total other assets	372,065	194,100

Total assets	$498,520	$476,438

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Bank Overdraft	$—	$1,860
Accounts payable	724,909	881,086
License fee payable	250,000	250,000
Due to related party	75,000	75,000
Accrued expenses, including related parties $43,522 (2015) and $41,898 (2014) (Note 7)	4,303,883	3,734,029
Notes Payable	60,000	60,000
Subsidiary notes payable	66,028	—
Convertible promissory notes (Note 8), including related parties of $23,267 (2015) and $74,597 (2014)	2,204,561	2,198,391
Litigation contingency (Note 9)	2,484,922	2,484,922
Convertible debentures payable, net	1,050,135	662,643
Derivative liabilities (Note 8)	1,359,843	1,057,602

Total current liabilities	12,579,281	11,405,533

Commitments and contingencies (Note 9)

Stockholders' deficiency (Note 11):
Preferred stock, $.001 par value; 5,000,000 shares authorized;
Class A preferred stock, $0.001 par value; 1,000,000 shares authorized; 819,000 shares issued and outstanding	819	819
Class B preferred stock, $0.001 par value; 2,000,000 shares authorized; 1,791,667 shares issued and outstanding	1,792	1,792
Class C preferred stock, $0.001 par value; 1,000 shares authorized; 1,000 shares shares issued and outstanding (2014)	1	1
Common stock, $.001 par value; 9,000,000,000 shares authorized; 2,824,852,274 (2015) and 14,414,581 (2014) shares issued and outstanding	2,824,853	14,415
Additional paid-in capital	14,876,506	16,289,016
Treasury stock, 50,000 shares of common stock	—	—
Accumulated deficit	(29,813,617)	(27,276,459)

Total stockholders' deficiency	(12,109,646)	(10,970,416)
Less noncontrolling interests	28,885	41,321
Total deficit	(12,080,761)	(10,929,095)

Total liabilities and stockholders' deficit	$498,520	$476,438

See notes to consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2015	2014

Revenue, net	$822,173	$562,875

Operating expenses:
Cost of Sales	574,606	439,820
Processing fees	23,190	25,112
Returned checks (collected)	—	(1,420)
Other	1,895	1,791

Total operating expenses	599,691	465,303

Gross profit	222,482	97,572

Selling, general and administrative	626,635	722,996
Loss from operations	(404,153)	(625,424)

Other expense:
Interest expense	(1,288,743)	(1,668,907)
Derivative liability income expense	(764,558)	(386,669)
Loss from unconsolidated investee	(55,090)	—
Loss on equity method investment	(15,000)	—
Loss from write-off of note receivable	(22,050)	—
Total other expense	(2,145,441)	(2,055,576)

Net loss	$(2,549,594)	$(2,681,000)

Less net loss attributable to non controlling interest	12,436	16,298

Net loss attributable to common stockholders	$(2,537,158)	$(2,664,702)

Net loss per share	$(0.00)	$(0.30)

Weighted average number of common shares outstanding
Basic and diluted	772,016,651	8,883,429

See notes to consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Common Stock		Preferred stock A		Preferred stock B		Preferred stock C		Additional Paid in	Non Controlling	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Deficit

Balances, December 31, 2013	1,987,229	$1,987	819,000	$819	1,791,666	$1,792	—	$—	$14,530,567	$57,619	$(24,611,757)	$(10,018,973)

Common stock issued upon conversion of convertible debt and accrued interest	12,427,352	12,427	—	—	—	—	—	—	810,340	—	—	822,767

Reclassification of embedded derivatives upon conversion of convertible debt	—	—	—	—	—	—	—	—	841,436	—	—	841,436

Stock compensation	—	—	—	—	—	—	1,000	1	106,673	—	—	106,674

Net loss	—	—	—	—	—	—	—	—	—	(16,298)	(2,664,702)	(2,681,000)

Balances, December 31, 2014	14,414,581	14,415	819,000	819	1,791,666	1,792	1,000	1	16,289,016	41,321	(27,276,459)	(10,929,095)

Common stock issued upon conversion of convertible debt and accrued interest	2,810,437,693	2,810,438	—	—	—	—	—	—	(2,441,300)	—	—	369,138

Reclassification of embedded derivatives upon conversion of convertible debt	—	—	—	—	—	—	—	—	1,028,790	—	—	1,028,790

Net loss	—	—	—	—	—	—	—	—	—	(12,436)	(2,537,158)	(2,549,594)

Balances, December 31, 2015	2,824,852,274	$2,824,853	819,000	$819	1,791,666	$1,792	1,000	$1	$14,876,506	$28,885	$(29,813,617)	$(12,080,761)

See notes to consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(2,549,594)	$(2,681,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization on fixed assets	2,643	—
Issuance of preferred stock as compensation	—	106,673
Amortization of discount on convertible notes	620,845	1,056,743
Loss attributable to note receivable forgiveness	22,050	—
Loss attributable to equity method investment	70,090	—
Initial derivative liability expense on convertible debentures	64,776	—
Change in fair value of derivative liability	734,182	386,579
Amortization of deferred financing costs	29,059	21,000
Decrease (increase) in assets:
Accounts receivable	63,989	2,814
Other current assets	11,739	(37,845)
Increase in liabilities
Accounts payable and accrued expenses	445,042	355,511

Net cash used in operating activities	(485,179)	(789,524)

Cash flows from investing activities:
Investment in unconsolidated subsidiary	(222,000)	—
Payments on issuance of notes receivable	—	(40,000)
Cash paid for acquisition	—	(100,000)
Cash acquired in acquisition	—	133,806
Purchase of fixed assets	(2,425)	(2,313)

Net cash used in investing activities	(224,425)	(8,507)

Cash flows from financing activities:
Borrowings on convertible notes, net	741,971	799,341
Repayments on convertible notes, net	(7,500)	—
Borrowings on notes and loans payable, related	131,461	—
Borrowings on notes and loans payable, other	26,900	—
Repayments on notes and loans payable, related	(78,030)	—
Repayments on notes and loans payable, other	(67,894)	—
Payment of deferred financing costs	(31,450)	—

Net cash provided by financing activities	715,458	799,341

Net increase in cash and cash equivalents	5,854	1,310
Cash and cash equivalents, beginning	3,367	2,057

Cash and cash equivalents, ending	$9,221	$3,367

Supplemental disclosure of cash flow information:

Cash paid for interest	$225	$12,358

Cash paid for income taxes	$—	$—

Schedule of Non-Cash Financing Activities

Reclass of derivative liability to equity upon conversion of convertible debt	$1,028,790	$841,436

Conversion of convertible debentures and accrued interest to common stock	$369,138	$822,767

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

On January 28, 2014, CA entered into a one year Consulting Agreement with Singlepoint, Inc. (“Singlepoint”) (the “Singlepoint Agreement”). The Singlepoint Agreement automatically renews for succeeding one year periods, provided, that the CA can terminate the Singlepoint Agreement at any time during the initial one year term or thereafter by giving Singlepoint not less than five (5) days’ notice to terminate. CA is to provide consulting services including strategic and business planning, marketing and sales support, define and support for product offerings, acquisition strategy and funding strategy. As of the year ended December 31, 2015, this agreement is still active but no services have been provided and no further activity related to this agreement has occurred.

On February 7, 2014, CA entered into a one year consulting agreement with Colorado Cannabis Business Solutions, Inc (“CCBS”). CA is to provide consulting services to CCBS relating to business opportunities, corporate finance activities and general business development, in exchange for 9.9% ownership in CCBS. As of the year ended December 31, 2015, this agreement is still active but no services have been provided and no further activity related to this agreement has occurred.

On March 5, 2014, CA entered into a five (5) year Strategic Alliance Agreement (“SAA”) with Worldwide Marijuana Investments, Inc. (“Worldwide”). Pursuant to the SAA, Worldwide and CA have agreed to market and perform certain complementary business consulting services. The SAA automatically renews for successive one year terms, unless either party gives written notice of termination at least thirty (30) days prior to any expiration. The SAA can also be terminated by mutual agreement, or at any time by sixty (60) day written notice from either party. As of the year ended December 31, 2015, this agreement is still active but no services have been provided and no further activity related to this agreement has occurred.

On February 17, 2014, the Company and CA entered into a consulting agreement with Merchant Business Solutions, Inc. (“MBS”). CA will provide consulting services to MBS regarding seeking potential business opportunities, financial opportunities, and general business development in exchange for 49% of Cannabis Angel. As of the year ended December 31, 2015, this agreement is still active but no services have been provided and no further activity related to this agreement has occurred.

Merchant Financial Solutions, Inc. (“CMFS”) a new subsidiary of MBS. CMFS has had no activity through the date of this report.

On April 3, 2014, the Company and its wholly-owned subsidiary CA announced the launch of GreenEnergyMedia.TV.  GreenEnergyMedia.TV caters to broadcasting real-time news and social media feeds relating exclusively to the medical and recreational marijuana communities. GreenEnergyMedia.TV broadcasts stock quotations and intraday charts on over 40 leading companies competing within the medical marijuana industry. Operations related to GreenEnergyMedia.TV have been deferred pending the recruitment and placement of personnel for this project, which has not occurred as of December 31, 2015.

On April 29, 2014, Cannabis Live was launched, which will focus exclusively on hosting and broadcasting video of on-demand events. As this area of GreenEnergyMedia.TV’s website progresses, the Company plans to include the development of an exclusive interactive online channel. This future development will allow for several sources of revenue to be derived for the Company; including premium access membership fees, sponsorship and endorsement fees, and advertising revenue. Operations related to Cannabis Live have been deferred pending the recruitment and placement of personnel for this project, which has not occurred as of December 31, 2015.

On April 17, 2014, the Company and its wholly-owned subsidiary CA announced a Merchant Payment Processing Agreement to offer a debit card payment solution for retail cannabis dispensaries. This program will be offered through CMFS, the Company's 49% owned subsidiary. This payment solution allows dispensaries to accept debit and credit cards by using the PIN number associated with the card being used. . As of December 31, 2015, the company has not yet offered this program to customers and there has been no activity related to this program.

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

On October 30, 2014, FastFunds Financial Corporation announced that they have entered into a distribution and marketing agreement for its Cannabis GreenCard product with WMII, Inc. ("WMII"). Through the Company's 49% ownership in Cannabis Merchant Financial Solutions, Inc. ("CMFS"), WMII has agreed to market the Company's Cannabis GreenCard through an extensive database developed over the past several months that contains over 1,000 medical and recreational dispensaries throughout the Colorado, Washington State and California regions. WMII has access to a large community of companies that service the cannabis industry. By leveraging these existing relationships, WMII will allow CMFS to gain access to their extensive list of prospective customers for the Company's Cannabis GreenCard product. As of December 31, 2015, the marketing and distribution agreement is not in effect as WMII is no longer active.

On November 5, 2014, FastFunds Financial Corporation announced the acquisition of a 49% equity stake in WMII, Inc. ("WMII"), a marketing and product distribution firm that specializes in cannabis related services. WMII is an early-stage company that is currently not generating any revenues. WMII has ceased operations during the year ended December 31, 2015.

On November 14, 2014, FastFunds Financial Corporation entered into a definitive licensing agreement with Nevada-based Chongson, Inc. pertaining to the production, promotion and sale of the Tommy Chong branded Cannabis GreenCard product. Per the terms of the agreement, the Company is required to pay Chongson Inc. a minimum of $5,000 per month in royalty fees in exchange for the the card branding. During the year ended December 31, 2015, the Company paid $45,000 in cash against the $60,000 in accrued royalty expenses.

On May 15, 2015, FastFunds Financial Corporation (“FFFC”) acquired a 49% Limited Liability Company interest in Pure Grow Systems, LLC (“Pure Grow”) for $250,000. Financing for this transaction was provided through a $128,000 convertible note issued to Carebourn Capital, LP on May 15, 2015 and a $125,000 convertible note issued to Pure Energy Inc. on May 29, 2015. As of December 31, 2015, $222,000 has been remitted by the company in acquisition of a minority stake of Pure Grow. Pure Grow Systems, LLC will be dedicated to the healthy production of raw materials used for medicinal or other health-related purposes. The Company is developing a line of environmentally friendly products using ingredients that have a strong track record of sanitation and disinfection in buildings, on furniture, and other items found in medical, manufacturing and warehouse settings. Pure Grow has displayed its products at several trade shows and has contacted interested distributors. No revenues have been generated from Pure Grow’s product lines during the year ended December 31, 2015

The Company currently has thirty-six full and part time employees at Brawnstone Security. None of our employees are currently covered by collective bargaining agreements.

Going concern and management’s plans:

The Company’s financial statements for the years ended December 31, 2015 and 2014 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company reported a net loss of $2,537,158 for the year ended December 31, 2015, and has a working capital deficit of $12,452,826, and an accumulated deficit of $29,813,617 as of December 31, 2015. Moreover, the Company presently has no significant ongoing business operations or sources of revenue and has little resources with which to obtain or develop new operations.

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

2. Summary of significant accounting policies:

Basis of presentation and principles of consolidation:

The accompanying consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“USGAAP”). The consolidated financial statements of the Company include the Company and its subsidiaries. All inter-company balances and transactions have been eliminated.

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

Long-lived assets:

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the year ended December 31, 2015, impairments totaling $37,050 were recognized related to the Company’s investments in WMII Inc., which ceased operation during the year ended December 31, 2015.

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

Per ASC 350, management has opted to follow the guidance provided by ASU 2011-08, the qualitative assessment for testing goodwill for impairment that may allow companies to skip the annual two-step test. ASC 350 requires companies to test goodwill for impairment annually, and more frequently if indicators of impairment exist. Testing goodwill for impairment requires companies to compare the fair value of a reporting unit with its carrying amount, including goodwill. ASU 2011-08 allows companies to qualitatively assess whether it is more likely than not (i.e., a likelihood of greater than 50%) that the fair value of a reporting unit is less than its carrying amount. If that is the case, the company would have to perform the annual two-step impairment test. Management analyzed macro and micro economic conditions that may affect the Brawnstone reporting unit, as well as Brawnstone’s current and past financial performance. Taking the relevant events and circumstances described in addition to the prescribed guidance of ASU 2011-08, Management does not believe it is more likely than not that the carrying amount of the Brawnstone reporting unit exceeds its FV. As such, a Step 1 analysis is not required at this time and no impairment has been recognized as of December 31, 2015.

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

Loss per share:

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants, and common stock underlying convertible promissory notes are not considered in the calculations for the years ended December 31, 2015 and 2014, as the impact of the potential common shares, which total 25,179,598,731(2015) and 24,847,967 (2014), would be antidilutive.

Use of estimates:

Preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the balance sheets and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company’s significant estimates include the valuation of derivative liabilities on stock based compensation and impairment analysis.

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

There were no options granted during the years ended December 31, 2015 and 2014. The Company’s stock option plan is more fully described in Note 11.

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

3. Concentration of revenue:

A significant portion of the Company's revenues for the year ended December 31, 2015 were generated from five customers as follows:

		Accounts Receivable
	% of Total Revenues	as of December 31, 2015

Customer A	13.04%	$—
Customer B	12.01%	$20,428
Customer C	9.14%	$13,936
Customer D	7.92%	$—
Customer E	6.62%	$1,711

4. Notes receivable:

On February 20, 2014, LG Capital Funding, LLC (“LG”) issued a $40,000 collateralized secured promissory note to the Company. The note bears interest at the rate of 8% and is due no later than November 20, 2014, unless the Company does not meet the current information requirements required under Rule 144 of the Securities Act of 1933, as amended. This note was deemed uncollectible during the first quarter 2015 and the entire amount of the note receivable was netted against an outstanding $40,00 convertible debenture payable to LG.

On March 19, 2014, the Company advanced $25,000 to Worldwide Marijuana Investments, Inc. (“WMI”) in exchange for a $25,000 promissory note. Interest of 12% per annum is payable in monthly installments, along with a monthly principal amount of $500 beginning April 1, 2014 for twelve months, at which time the remaining principal amount and interest will be due in full. As of December 31, 2015, this note has been deemed uncollectible and the remaining amount of the note, $22,050, was expensed.

5. Long term investments:

On March 30, 2011, the Company and Paymaster Limited (“Paymaster”) agreed to restructure a note receivable (the “Note”). Pursuant to the agreement, the parties agreed to convert the remaining balance of $339,575 of the Note receivable into Cumulative Convertible Redeemable Preference Shares (the Preference Shares”) with a value of $400,000, and an annual dividend of 7.5% over thirty-six (36) months. Paymaster, at any time prior to maturity, may elect to redeem some or all of the Preference Shares at an effective dividend rate of 10% per annum. The Company, upon maturity and with not less than ninety (90) days prior notice, may elect to convert some or all of Preference Shares into the pro rata equivalent of 11,100 ordinary shares of Paymaster (equal to 10% of the issued and outstanding capital of the Company based on the conversion of all Preference Shares on a fully diluted basis). The Company has recorded the investment at $89,575, net of a valuation allowance of $250,000, the same historical carrying value on the Company’s balance sheet as the note. The last dividend the Company has received was the quarterly dividend for the quarter ended June 30, 2012. In March 2016, the company received $275,000 for the redemption of the preferred shares. See note 15, Subsequent Events.

On July 24, 2014, the Company, through its wholly-owned subsidiary, The 420 Development Corporation, acquired a 70% interest in Brawnstone. Brawnstone is a licensed armed security, private investigation, security technology solution provider and tactical training company servicing active accounts with several Government affiliated HUD housing establishments, schools, and industrial facilities across the Ohio region. The purchase price, disclosed in the Membership Interest Purchase Agreement and Assignment of Membership Interest Agreement dated July 23, 2014, was $160,000. The Company remitted $100,000 in cash and issued a $60,000 note payable bearing 8% interest in the closing of the acquisition. On the acquisition date, the company assumed the assets of Brawnstone, including $133,806 in cash and cash equivalents, $120,965 in accounts receivable, all of which is classified as current and collectable, and $950 in other assets, as well as liabilities including accounts payable of $181,083. The Company also recognized goodwill of $85,312, included on the December 31, 2015 and 2014 balance sheet, as a result of the acquisition. During the year ended December 31, 2015, the balance of this goodwill was analyzed for impairment based on the guidelines provided by ASC 350, “Goodwill and Other Intangible Assets”.

Per ASC 350, management has opted to follow the guidance provided by ASU 2011-08, the qualitative assessment for testing goodwill for impairment that may allow companies to skip the annual two-step test. ASC 350 requires companies to test goodwill for impairment annually, and more frequently if indicators of impairment exist. Testing goodwill for impairment requires companies to compare the fair value of a reporting unit with its carrying amount, including goodwill. ASU 2011-08 allows companies to qualitatively assess whether it is more likely than not (i.e., a likelihood of greater than 50%) that the fair value of a reporting unit is less than its carrying amount. If that is the case, the company would have to perform the annual two-step impairment test. Management analyzed macro and micro economic conditions that may affect the Brawnstone reporting unit, as well as Brawnstone’s current and past financial performance. Taking the relevant events and circumstances described in addition to the prescribed guidance of ASU 2011-08, Management does not believe it is more likely than not that the carrying amount of the Brawnstone reporting unit exceeds its FV. As such, a Step 1 analysis is not required at this time and no impairment has been recognized as of December 31, 2015.

On November 5, 2014, the company acquired a 49% equity stake in WMII, Inc. ("WMII"), a marketing and product distribution firm that specializes in cannabis related services. WMII is an early-stage company that is currently not generating any revenues or expenses. The company paid $15,000 in cash in closing the acquisition, which was included in the investment in unconsolidated investee line of the 2014 balance sheet. During the year ended December 31, 2015, WMII ceased operations and the $15,000 investment in unconsolidated investee was written off.

6. Equity-method investment:

On May 15, 2015, the Company acquired a 49% Limited Liability Company interest in Pure Grow Systems, LLC (“Pure Grow”) for $250,000 in cash. Financing for this transaction was provided through a $128,000 convertible note issued to Carebourn Capital, LP on May 15, 2015 and a $125,000 convertible note issued to Pure Energy Inc. on May 29, 2015. As of December 31, 2015, $222,000 has been remitted by the Company in acquisition of a minority stake of Pure Grow. The Company has accounted for its 49% interest in Pure Grow utilizing the equity method of accounting. As of December 31, 2015, the carrying value in Pure Grow was $166,910. During the year ended December 31, 2015, $55,090 was recognized as an equity method loss. Financial information for Pure Grow as of, and for the period from May 15, 2015 through December 31, 2015 is as follows:

December 31,
2015

ASSETS
Cash and cash equivalents	$90,463
Accounts Payable	40,482
Inventory	23,202
Prepaid Assets	3,000

Total assets	$81,023

LIABILITIES AND MEMBERS' EQUITY
Accounts payable and accrued expenses	$12,251
Members' equity	181,200
Net Loss	(112,428)

Total liabilities and members' equity	$81,023

For the Period from May 15, 2015 Through December 31,
2015

STATEMENT OF OPERATIONS
Revenues	$20
Cost of sales	13,500
Gross profit	(13,480)
Operating expenses	98,948
Operating loss	(112,428)
Other expense	—
Net loss	$(112,428)
Ownership interest (rounded)	49%
Share of net loss	$(55,090)
Investment	$166,910

7. Accrued liabilities:

Accrued liabilities at December 31, 2015 and December 31, 2014 were $4,303,883 and $3,734,029, respectively, and were comprised of:

	2015	2014

Legal fees	$23,594	$23,594
Interest	3,850,583	3,336,669
Consultants and advisors	186,198	157,024
Registration rights	98,013	98,013
Other	145,495	118,729

	$4,303,883	$3,734,029

8. Promissory notes, including related parties, notes payable and debenture payable:

Promissory notes, including related parties at December 31, 2015 and December 31, 2014, consist of the following:

	2015	2014

Promissory notes payable:

Various, including related parties of $50,767 (2015) and $74,397 (2014); interest rate ranging from 8% to 10% [A]	$113,842	$107,672

Notes payable; interest rates ranging from 9% to 15%; interest payable quarterly; the notes are unsecured, matured on February 28, 2008; currently in default and past due [B]	2,090,719	2,090,719

	$2,204,561	$2,198,391

[A]	Pursuant to a November 4, 2011 Board of director resolution, these notes are convertible at conversion rates, determined at the discretion of the board of directors. During the year ended December 31, 2015 the Company issued notes of $158,361 (including related parties of $26,900) and made payments of $145,924 (including $78,030 to related parties). These notes are due on demand.

[B]	These notes payable (the “Promissory Notes”) originally became due on February 28, 2007. The Company renewed $283,000 of the Promissory Notes on the same terms and conditions as previously existed. In April 2007 the Company, through a financial advisor, restructured $1,825,000 of the Promissory Notes (the “Restructured Notes”). The Company has accrued an expense of $36,500 to compensate the financial advisor 2% of the Restructured Notes as well as having issued 150,000 shares of common stock to the financial advisor. The Restructured Notes carry a stated interest rate of 15% (a default rate of 20%) and matured on February 28, 2008. The Company has not paid the interest due since June 2007, and no principal payments on the Promissory Notes have been made since 2008 and accordingly, they are in default. Accrued interest on these notes total $3,644,686 and $3,224,686 as of December 31, 2015 and 2014, respectively is included in accrued expenses on the consolidated balance sheets.

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

In January 2008, the Company and the three guarantors received a complaint filed by the financial advisor (acting as agent for the holders of the Restructured Notes) and the holders of the Restructured Notes. The claim is seeking $1,946,250 plus per diem interest beginning January 22, 2008 at the rate of twenty percent (20%) per annum plus $37,000 due the financial advisor for unpaid fees. The court has ruled in favor of a motion for summary judgment filed by certain of the plaintiffs and a judgment was entered on August 18, 2009 in the total amount of $2,487,250 in principal and interest on the notes, $40,920 in related claims and $124,972 in attorney’s fees and expenses. The Company is not aware of any payments being made by any of the guarantors and accordingly, the Company includes these liabilities on the December 31, 2015 and 2014 consolidated balance sheets in promissory notes payable and accrued expenses.

Subsidiary notes payable:

On August 24, 2015, the Company’s 70%-owned subsidiary, Brawnstone Security (“Brawnstone”), issued a $50,000 note payable to an unrelated lender. The note bears interest at 60% and is due on February 24, 2016. Brawnstone received $49,005 after loan origination fees of $995, which will be expensed over the period of the loan. The total payback amount for this note was $67,500. The company paid $31,349 in principal and $10,972 in interest related to note during the year ended December 31, 2015. As of December 31, 2015, the remaining principal balance of the note is $25,179.

On October 27, 2015, the Company’s 70%-owned subsidiary, Brawnstone Security (“Brawnstone”), issued a $40,000 note payable to an unrelated lender. The note bears interest at 60% and is due on June 27, 2016. Brawnstone received $39,205 after loan origination fees of $795, which will be expensed over the period of the loan. The total payback amount for this note was $53,200. The company paid $9,286 in principal and $3,064 in interest related to note during the year ended December 31, 2015. As of December 31, 2015, the remaining payback balance of the note is $40,850.

Debenture payable:

2012 Notes

On November 1, 2012, the Company issued a convertible promissory note to David Schaper (“Schaper”) in the amount of $269,858 in exchange for previously accrued legal fees. The note bears interest at 8% per annum, is due on demand and is convertible at a conversion price for each share of common stock equal to 50% of the average of the lowest three trading prices (as defined in the note agreements) per share of the Company’s common stock for the ten trading days immediately preceding the date of conversion. During the year ended December 31, 2013, the Company issued 6,986,723 shares of common stock upon the conversion of $103,188 of the note. During the year ended December 31, 2014, the note was sold to unrelated third party accredited investors, and Company issued 2,240,336 shares of common stock upon the conversion of $163,670 of the Note. As of December 31, 2015 and 2014, the balance of the note is $3,000.

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

On March 14, 2013 the Company issued a convertible promissory note for $46,000 to an accredited investor (the “March 2013 Note”). The March 2013 Note, was due eight months from issuance and bears an interest rate of 8% per annum, and in the case of an event of default increases to 12% per annum (“the Default Rate”). The March 2013 Note matured November 14, 2013, is in default, and the Default Rate was effective at that date. During the year ended December 31, 2014, the Company issued 516,194 shares of common stock upon conversion of $19,425 of the note. The balance of the March 2013 Note is $26,575 as of December 31, 2015 and 2014.

On August 22, 2013, the Company issued a $6,000 convertible promissory note to Schaper. During the year ended December 31, 2014, the Company issued 66,667 shares of common stock upon conversion of $4,000 of this note. The outstanding principal balance on this note is $2,000 as of December 31, 2015 and 2014.

On October 1, 2013, the Company issued a $3,000 convertible promissory note to an accredited investor. The outstanding principal on this note is $3,000 as of December 31, 2015 and 2014.

On October 18, 2013, the Company issued four (4) convertible notes each in the amount of $25,625 to Gel (the “2013 Gel Notes”), with each note due on demand. The conversion price for the 2013 Gel Notes is equal to 50% of the lowest closing bid price of the Common Stock as reported on the exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future with a floor of $0.0001 per share, for any of the five trading days including the day upon which a Notice of Conversion is received by the Company. If the shares have not been delivered within 3 business days, the Notice of Conversion may be rescinded. Accrued but unpaid interest shall be subject to conversion. No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded to the nearest whole share. Also on October 18, 2013, Gel issued the Company two secured promissory notes, each in the amount of $25,000, due April 21, 2014. The Company received the $50,000 on March 6, 2014. During the year ended December 31, 2014, the Company issued 944,260 shares upon conversion of $83,295 of the notes. During the year ended December 31, 2015, the Company issued 25,979,349 shares upon conversion of $19,205 in note principal and $2,863 of accrued interest. As of December 31, 2014, the outstanding principal on these notes was $69,205. As of December 31, 2015, the four initial convertible notes have been fully satisfied, while the two subsequent convertible promissory notes in the aggregate of $50,000 of principal are outstanding. Additionally, during the year ended December 31, 2015, the notes have been sold to a third party accredited investor.

On November 22, 2013, the Company issued a $35,000 (the Fong Note) and $30,000 (the Hollander Note) convertible note to Mr. Fong and Mr. Hollander, respectively, for the cancellation of accrued and unpaid fees. These notes are due on demand. During the year ended December 31, 2014, the Company issued 383,333 shares of common stock in satisfaction of $22,000 of the Hollander note. As of December 31, 2014, the outstanding principal on these notes totaled $43,000. During the year ended December 31, 2015, the Company issued 93,361,463 shares of common stock in satisfaction of $8,000 in principal and $1,767 in accrued interest of the Hollander note. The outstanding principal balance of the Fong note is $35,000, while the Hollander note has been fully satisfied as of December 31, 2015.

2014 Notes

The following notes issued in 2014, bear interest at 8% per annum and other than as described below are convertible at a conversion price for each share of common stock equal to 50% of the average of the lowest three trading prices (as defined in the note agreements) per share of the Company’s common stock for the ten trading days immediately preceding the date of conversion. The notes issued in 2014 are referred to as the 2014 Notes.

On January 28, 2014, the Company issued a convertible promissory note to Mr. Fong for $25,500 in satisfaction of accrued and unpaid fees due Mr. Fong. Also on January 28, 2014, the Company entered into a Debt Settlement and Release Agreement (the “DSR”) with Mr. Fong, Mary Virginia Knight (“Knight”) or Knight assigns. Pursuant to the DSR, the Company has issued 500,000 shares of common stock to the Knight assign, in cancellation and satisfaction of $15,000 of the convertible note due Mr. Fong. As of December 31, 2015 and 2014, the outstanding principal balance of this note is $10,500.

On February 10, 2014, the Company issued two (2) convertible promissory notes in the amounts of $95,814 and $95,813 in exchange for previously accrued legal fees. The notes bear interest at 8% per annum. The notes matured February 10, 2015 and are in default. During the year ended December 31, 2014, the company issued 416,667 shares of common stock in settlement of $12,500 of the notes. As of December 31, 2014, the balances of the notes totaled $179,127. During the year ended December 31, 2014, the company issued 416,667 shares of common stock in settlement of $12,500 of the notes. During the year ended December 31, 2015, $35,000 in note principal was assigned to a third party in the form of a new convertible promissory note, with the same terms as the prior note. During the year ended December 31, 2015, the Company issued 314,318,871 shares of common stock in satisfaction of $23,808 in principal and $277 of accrued and unpaid interest of the third-party portion of the note. As of December 31, 2015, the balances of the notes are $144,127 to the original note holder and $11,199 to the third party purchaser, totaling $155,319.

On February 20, 2014, the Company issued two (2) convertible promissory notes, each in the amount of $40,000 to LG Capital (“LG”). The Company received $38,000 after debt issuance costs of $2,000 and a $40,000 secured promissory note.. The debt issuance costs will be amortized over the earlier of the twelve month term of the Note or any redemptions and $2,000 was expensed as debt issuance costs (included in interest expense) for the year ended December 31, 2014. This note matured February 20, 2015. During the year ended December 31, 2014, the Company issued 1,391,990 shares of common stock in satisfaction of $40,000 in convertible note principal and $1,759 of accrued and unpaid interest.  During the year ended December 31, 2015, the $40,000 promissory note was deemed uncollectible and was netted against the remaining promissory note, therefore, as of December 31, 2015 the outstanding principal balance of these notes has been satisfied.

On March 3, 2014, the Company issued a $52,500 convertible promissory note to Carebourn Capital. The note is due on demand, bears interest at 8%. The conversion price cannot exceed 250% of the market price as of the date of the executed term sheet by the parties. The Company received $50,000 after debt issuance costs of $2,500 which will be amortized over the six month term of the Note or any redemption. The Company recorded an initial derivative liability of $54,600, debt discount of $52,500 and derivative expense of $2,100. As of December 31, 2014, the entire principal balance of the note, $52,500 was outstanding. During the year ended December 31, 2015, the Company issued 344,079,139 shares of common stock in satisfaction of the entire $52,500 in principal and $3,656 of accrued and unpaid interest. As of December 31, 2015, the balance of the note has been satisfied.

On March 27, 2014, the Company issued an $831,000 secured convertible promissory note (the “Note”). The Note carries an original issuer discount of $75,000. In addition, the Company agreed to pay $6,000 to cover the Lender’s legal and other fees. At the option of the Lender, the note converts at $0.0025 per share. The conversion by the Lender of any portion of the Outstanding Balance shall only be exercisable in ten (10) tranches (each, a “Tranche”), consisting of an initial Tranche in an amount equal to $88,500 and nine (9) additional Tranches, each in the amount of $82,500, plus any interest, costs, fees or charges accrued thereon or added thereto under the terms of this Note. The Note carries a ten (10) percent interest rate and matures on the seventeenth month after funding. The lender funded $75,000 on April 1, 2014 and also delivered nine (9) secured promissory notes to the Company, each in the amount of $75,000. Each payment received will constitute an “Issue Date”. The Company also granted the lender the right to purchase at any time on or after each Issue Date until the date which is the last calendar day of the month in which the fifth anniversary of the Issue Date occurs (the “Expiration Date”), a number of fully paid and non-assessable shares (the “Warrant Shares”) of the Company’s common stock, par value $0.001 per share equal to $41,250 divided by the Market Price (as defined in the Note). The Company recorded an initial derivative liability of 559,687, debt discount of $477,187 and derivative expense of $41,890. This note matured April 1, 2015 and is in default. During the year ended December 31, 2014, the company issued 558,333 shares of common stock upon conversion of $16,500 of the note. During the year ended December 30, 2015, the note was sold to an unrelated third party accredited investor for $75,029, which included outstanding principal of $54,672 and accrued interest of $20,357. During the year ended December 31, 2015, the company issued 4,405,110 shares of common stock upon conversion of $17,078 of note principal and 130,531,699 shares upon conversion of $16,500 in warrants shares outstanding. As of December 31, 2015, the outstanding principal balance of this note is $75,029. Amortization for the year ended, totaled $39,600 and the carrying value of the note as of December 31, 2015, is $54,672, net of unamortized discount of $0.

On April 1, 2014 ($15,000) and April 23, 2014 ($12,500), the Company issued convertible promissory notes to Carebourn Capital. ). The notes bear interest of 8% per annum and matured six months after issuance. The Company recorded an initial derivative liability for these notes of $28,600, debt discount of $27,500 and derivative expense of $1,100. The debt discount of $27,500 was amortized into interest expense over the term of the note. As of December 31, 2014, the entire principal balance of the notes, $27,500 was outstanding. During the year ended December 31, 2015 the Company issued 322,840,228 shares in satisfaction of $21,830 in convertible note principal. As of December 31, 2015, the principal balance of these notes is $5,670.

On May 16, 2014, the Company issued a $27,000 convertible promissory note, bearing interest at 12% per annum, to WHC Capital, LLC. The Company received $25,000 after debt issuance costs of $2,000, which was amortized over the earlier of the one year term of the Note or any redemption. The Company recorded an initial derivative liability of $28,600, debt discount of $27,000 and derivative expense of $1,600. The note matured on February 16, 2015. During the year ended December 31, 2014, the company issued 291,667 shares of common stock upon conversion of $8,575 of note principal, and the outstanding balance of the note at December 31, 2014 totaled $18,425. During the year ended December 31, 2015, the company issued 42,974,921 shares of common stock upon conversion of $18,425 of note principal. As of December 31, 2015, the principal balance of this note has been fully satisfied.

On July 11, 2014, the Company issued a $42,750 convertible promissory note to Auctus Private Equity Fund, LLC. . The note is due on demand, bears interest at 8% and is convertible at a 45% discount of the average of the two lowest day’s closing prices for the twenty five (25) days preceding conversion. The conversion price may be adjusted downward if, within three (3) business days of the transmittal of the Notice of Conversion, the Common Stock has a closing bid which is 5% or lower than that set forth in the Notice of Conversion. The company received $37,750 after debt issuance costs of $5,000, which was amortized over the earlier of the 9 month term of the Note or any redemptions. Accordingly, $288 and $4,722 have been expensed for the years ended December 31, 2015 and December 31, 2014, respectively, as debt issuance costs (included in interest expense). The Company recorded an initial derivative liability of $44,460, debt discount of $42,750 and derivative expense of $1,710. The debt discount of $42,750 was amortized into interest expense over the term of the note. The note matured on April 11, 2015 and is in default.. During the year ended December 31, 2015, the company issued 2,564,562 shares of common stock upon conversion of $7,028 of note principal and $2,155 of accrued note interest. As of December 31, 2015, a principal balance of $35,676 remains outstanding. Amortization for the year ended December 31, 2014, totaled $40,333 and the carrying value of the note at year end was $40,333, net of unamortized discount of $2,372. Amortization for the year ended December 31, 2015, totaled $2,372 and the carrying value of the note at year end is $35,676, net of unamortized discount of $0. The note was sold during the year ended December 31, 2015 to an unrelated accredited investor for $35,676.

On July 16, 2014, the Company issued a convertible promissory note for $50,000 to an unaffiliated accredited investor. The note is due on demand and bears interest at 8%. The Company recorded an initial derivative liability of $52,000, debt discount of $50,000 and derivative expense of $2,000. The debt discount of $50,000 was amortized into interest expense over the term of the note. The note matured on April 16, 2015 and is in default. During the year ended December 31, 2015, the company issued 112,049,963 shares of common stock upon conversion of $12,786 of note principal. As of December 31, 2015, a principal balance of $37,214 remains outstanding. Amortization for the year ended December 31, 2014, totaled $45,833 and the carrying value of the note as of December 31, 2014, was $45,833, net of unamortized discount of $4,167. Amortization for the year ended December 31, 2015, totaled $4,167 and the carrying value of the note as of December 31, 2015, is $37,214, net of unamortized discount of $0. During the year ended December 31, 2015, the note was sold at its full value of $50,000, before conversion, to an unrelated third party investor.

On July 22, 2014 ($52,500), August 28, 2014 ($27,500), September 19, 2014 ($27,500), and November 3, 2014 ($27,500) the Company issued convertible promissory notes to Carebourn Capital. The notes are due on demand, bear interest at 12%. The Company received $125,000 after debt issuance costs of $10,000, which was amortized over the earlier of the term of the Notes or any redemptions. The July note matured on April 22, 2015 and is in default. The rest of the notes matured on May 28, 2015 and are in default. The Company recorded an initial derivative liability of $143,100, debt discount of $125,000 and derivative expense of $18,100. The debt discount of $125,000 was amortized into interest expense over the term of the notes. As of December 31, 2015, the entire principal balance of $135,000 remains. Amortization for the year ended December 31, 2014, totaled $80,292 and the carrying value of the notes as of December 31, 2014, was $80,292, net of unamortized discount of $27,208. Amortization for the year ended December 31, 2015, totaled $27,208 and the carrying value of the notes as of December 31, 2015, is $135,000, net of unamortized discount of $0.

On October 9, 2014, the Company issued a convertible promissory note for $26,500 to LG Capital (“LG”). The note bears interest at 8% and is convertible at a 50% discount of the lowest closing price for the ten (10) days preceding conversion. The Company recorded an initial derivative liability of $28,090, debt discount of $26,500 and derivative expense of $1,590. The debt discount of $26,500 was amortized into interest expense over the term of the note. The Company received $25,000 after debt issuance costs of $1,500. The debt issuance costs will be amortized over the earlier of the twelve month term of the Note or any redemptions and accordingly $1,158 and $341 have been expensed as debt issuance costs (included in interest expense) for the year ended December 31, 2015 and 2014, respectively. The note matured on October 9, 2015 and is currently in default. During the year ended December 31, 2015, the company issued 63,288,178 shares of common stock upon conversion of $26,500 of note principal and $1,317 of accrued interest. As of December 31, 2015, the note has been fully satisfied. Amortization for the year ended December 31, 2014, totaled $12,072 and the carrying value of the notes as of December 31, 2014, was $12,072, net of unamortized discount of $14,428 Amortization for the year ended December 31, 2015, totaled $14,428 and the carrying value of the notes as of December 31, 2015, is $0, net of unamortized discount of $0.

On December 2, 2014, the Company issued a convertible promissory note for $25,000 to an unaffiliated accredited investor. The note bears interest at 8%. Company recorded an initial derivative liability of $26,000, debt discount of $25,000 and derivative expense of $1,000. The debt discount of $25,000 is being amortized into interest expense over the term of the note. The note matured on September 2, 2015 and is in default. Amortization for the year ended December 31, 2014, totaled $3,889 and the carrying value of the notes as of December 31, 2014, was $3,889, net of unamortized discount of $21,111. Amortization for the year ended December 31, 2015, totaled $21,111 and the carrying value of the notes as of December 31, 2015, is $25,000, net of unamortized discount of $0. As of December 31, 2015, the full principal balance of $25,000 remains outstanding.

On December 4, 2014, the Company issued a $38,000 convertible promissory note to Carebourn Capital. The note is due on demand, bears interest at 12%. The Company recorded an initial derivative liability of $39,520, debt discount of $38,000 and derivative expense of $1,520. The debt discount of $40,500 is being amortized into interest expense over the term of the note. The note matured on December 4, 2015 and is in default. Amortization for the year ended December 31, 2015, totaled $38,000 and the carrying value of the notes as of December 31, 2015, is $38,000, net of unamortized discount of $0. As of the years ended December 31, 2015 and 2014, the full principal balance of $38,000 remains outstanding.

On December 23, 2014, the Company issued a $7,500 convertible promissory note to Carebourn Capital. The note is due on demand, bears interest at 8%. During the year ended December 31, 2015, the Company paid $7,500 in settlement of the note principal and $190 in settlement of accrued interest. As of December 31, 2015, this note has been fully satisfied.

On December 29, 2014, the Company issued a $25,000 convertible promissory note to Pure Energy 714, a New Jersey LLC. The proceeds from this note were received on January 6, 2015 . The note is due on demand, bears interest at 10% and matured on September 29, 2015. The Company recorded an initial derivative liability of $26,250, debt discount of $25,000 and derivative expense of $1,250. The debt discount of $25,000 is being amortized into interest expense over the term of the note. Amortization for the year ended December 31, 2014, totaled $139 and the carrying value of the note as of December 31, 2014, is $139, net of unamortized discount of $24,861. Amortization for the year ended December 31, 2015, totaled $16,697 and the carrying value of the notes as of December 31, 2015, is $0, net of unamortized discount of $0. During the year ended December 31, 2015, the note was purchased at $26,521, its full book value of $25,000 in addition to $1,521 of accrued interest, by an unrelated third party accredited investor. During the year ended December 31, 2015, the company issued 670,039,250 shares of common stock upon conversion of $26,251 of note principal and $281 of accrued interest. As of December 31, 2015, the principal balance of the note has been fully satisfied.

2015 Notes

On February 6, 2015, the Company issued a convertible promissory note for $26,500 to LG Capital (“LG”). The Company received $25,000 after debt issuance costs of $1,500. The debt issuance costs will be amortized over the earlier of the twelve month term of the Note or any redemptions and accordingly $1,500 has been expensed as debt issuance costs (included in interest expense) for the year ended December 31, 2015. The Company recorded an initial derivative liability of $28,620, debt discount of $26,500 and derivative expense of $2,120. The debt discount of $26,500 is being amortized into interest expense over the term of the note. The note bears interest at 8% and is convertible at a 50% discount of the lowest closing price for the ten (10) days preceding conversion and matures February 6, 2016. Amortization for the year ended December 31, 2015, totaled $24,574 and the carrying value of the notes as of December 31, 2015, is $17,074, net of unamortized discount of $1,926. The note was sold to an unrelated third party at the face value of the note. During the year ended December 31, 2015, the Company issued 187,500,000 shares of common stock upon conversion of $7,500 of note principal. As of December 31, 2015, the outstanding principal balance of this note is $19,000.

On February 21 2015 ($5,000) and March 21, 2015 ($5,000), the Company issued convertible promissory notes for $10,000 in total to an unrelated third party per a service contract signed between the company and the unrelated service provider. The notes bear interest at 12% and are convertible at a 50% discount of the average of the three lowest day’s closing for the ten (10) days preceding conversion and each note matures 6 months after issuance. The debt issuance costs will be amortized over the earlier of the six month term of the Note or any redemptions and accordingly. The notes are currently in default. The Company recorded an initial derivative liability of $11,200, debt discount of $10,000 and derivative expense of $1,200. The debt discount of $10,000 is being amortized into interest expense over the term of the note. Amortization for the year ended December 31, 2015, totaled $10,000 and the carrying value of the notes as of December 31, 2015, is $10,000, net of unamortized discount of $0. As of December 31, 2015, the outstanding principal balance of these notes is $10,000.

On April 10, 2015, the Company issued a $43,500 convertible promissory note to Carebourn Capital. The April 10th Carebourn Note carries an original issuer discount of $3,000.The note bears interest at 12% and is convertible at a 50% discount of the average of the three lowest day’s closing prices for the ten (10) days preceding conversion. The Company recorded an initial derivative liability of $45,360, debt discount of $40,500 and derivative expense of $4,860. The debt discount of $40,500 is being amortized into interest expense over the term of the note. The note matures on January 10, 2016. As of December 31, 2015, the full principal balance of $40,500 remains outstanding. Amortization for the year ended December 31, 2015, totaled $39,027, and the carrying value of the note as of December 31, 2015, is $39,027, net of unamortized discount of $1,473.

On April 15, 2015, the Company issued a convertible promissory note for $26,500 to LG Capital (“LG”). The note bears interest at 8% and is convertible at a 50% discount of the lowest closing price for the ten (10) days preceding conversion. The Company recorded an initial derivative liability of $28,090, debt discount of $26,500 and derivative expense of $1,590. The debt discount of $26,500 is being amortized into interest expense over the term of the note. The Company received $25,000 after debt issuance costs of $1,500. The debt issuance costs will be amortized over the earlier of the twelve month term of the Note or any redemptions and accordingly $1,383 has been expensed as debt issuance costs (included in interest expense) for the year ended December 31, 2015. The note matured on October 9, 2015. Amortization for the year ended December 31, 2015, totaled $26,500 and the carrying value of the note as of December 31, 2015, is $5,000, net of unamortized discount of $0. During the year ended December 31, 2015, the company issued 317,819,240 shares of common stock upon conversion of $21,500 of note principal and $710 of accrued note interest. As of December 31, 2015, the outstanding principal balance of this note is $5,000.

On May 6, 2015, the Company issued a $40,000 convertible promissory note to Pure Energy 714, a New Jersey LLC. The note bears interest at 12% and is convertible at a 50% discount of the average of the three lowest day’s closing prices for the ten (10) days preceding conversion and matures November 6, 2015. The Company received $37,500 after debt issuance costs of $2,500. The debt issuance costs will be amortized over the earlier of the five month term of the Note or any redemptions and accordingly $2,500 has been expensed as debt issuance costs (included in interest expense) for the year ended December 31, 2015. The Company recorded an initial derivative liability of $42,400, debt discount of $40,000 and derivative expense of $2,450. The debt discount of $40,000 is being amortized into interest expense over the term of the note. Amortization for the year ended December 31, 2015, totaled $40,000 and the carrying value of the notes as of December 31, 2015, is $40,000, net of unamortized discount of $0. During the year ended December 31, 2015, the company issued 138,552,216 shares of common stock upon conversion of $39,477 of note principal. As of December 31, 2015, the outstanding principal balance is $523.

On May 15, 2015, the Company issued a $128,000 convertible promissory note to Carebourn Capital. The note bears interest at 12%, is convertible at a 50% discount of the average of the three lowest day’s closing prices for the twenty (20) days preceding conversion and matures February 15, 2016. The Company received $125,000 after debt issuance costs of $3,000. The debt issuance costs will be amortized over the earlier of the nine month term of the Note or any redemptions and accordingly $2,500 has been expensed as debt issuance costs (included in interest expense) for the year ended December 31, 2015. The Company recorded an initial derivative liability of $143,360, debt discount of $128,000 and derivative expense of $15,360. The debt discount of $128,000 is being amortized into interest expense over the term of the note. Amortization for the year ended December 31, 2015, totaled $106,667 and the carrying value of the notes as of December 31, 2015, is $106,667, net of unamortized discount of $21,333. As of December 31, 2015, the outstanding principal balance of this note is $128,000.

On May 27, 2015, the Company issued a $28,000 convertible promissory note to Carebourn Capital. The note bears interest at 12%, is convertible at a 50% discount of the average of the three lowest day’s closing prices for the twenty (20) days preceding conversion and matures February 27, 2016. The Company received $25,000 after debt issuance costs of $3,000. The debt issuance costs will be amortized over the earlier of the nine month term of the Note or any redemptions and accordingly $2,370 has been expensed as debt issuance costs (included in interest expense) for the year ended December 31, 2015. The Company recorded an initial derivative liability of $31,360, debt discount of $28,000 and derivative expense of $3,360. The debt discount of $28,000 is being amortized into interest expense over the term of the note. Amortization for the year ended December 31, 2015, totaled $22,116 and the carrying value of the notes as of December 31, 2015, is $22,116 net of unamortized discount of $5,884. As of December 31, 2015, the outstanding principal balance of this note is $28,000.

On May 29, 2015, the Company issued a $125,000 convertible promissory note to Pure Energy 714, a New Jersey LLC. The note bears interest at 12%, is convertible at a 60% discount of the average of the three lowest day’s closing prices for the fifty (50) days preceding conversion and matured on November 29, 2015. The note has matured during the year ended December 31, 2015 and is currently in default. The Company recorded an initial derivative liability of $132,500, debt discount of $125,000 and derivative expense of $7,500. The debt discount of $125,000 is being amortized into interest expense over the term of the note. Amortization for the year ended December 31, 2015, totaled $125,000 and the carrying value of the notes as of December 31, 2015, is $125,000, net of unamortized discount of $0. As of December 31, 2015, the outstanding principal balance of this note is $125,000.

On June 9, 2015, the Company issued a $28,000 convertible promissory note to Pure Energy 714, a New Jersey LLC. The note bears interest at 12%, is convertible at a 50% discount of the average of the three lowest day’s closing prices for the twenty (20) days preceding conversion and matures February 27, 2016. The Company received $25,000 after debt issuance costs of $3,000. The debt issuance costs will be amortized over the earlier of the seven month term of the Note or any redemptions and accordingly $2,338 has been expensed as debt issuance costs (included in interest expense) for the year ended December 31, 2015. The Company recorded an initial derivative liability of $29,680, debt discount of $28,000 and derivative expense of $1,680. The debt discount of $28,000 is being amortized into interest expense over the term of the note. Amortization for the year ended December 31, 2015, totaled $21,825 and the carrying value of the notes as of December 31, 2015, is $21,825, net of unamortized discount of $6,175. As of December 31, 2015, the outstanding principal balance of this note is $28,000.

On June 19, 2015, the Company issued a convertible promissory note for $36,750 to LG Capital (“LG”). The note bears interest at 8%, is convertible at a 50% discount of the lowest closing price for the ten (10) days preceding conversion and matures on June 19, 2016. The Company recorded an initial derivative liability of $39,690, debt discount of $36,750 and derivative expense of $1,590. The debt discount of $26,500 is being amortized into interest expense over the term of the note. The Company received $25,000 after debt issuance costs of $1,500. The debt issuance costs will be amortized over the earlier of the twelve month term of the Note or any redemptions and accordingly $982 has been expensed as debt issuance costs (included in interest expense) for the year ended December 31, 2015. Amortization for the year ended December 31, 2015, totaled $19,580, and the carrying value of the notes as of December 31, 2015, is $19,580, net of unamortized discount of $17,170. As of December 31, 2015, the outstanding principal balance of this note is $36,750.

On June 24, 2015, the Company issued a convertible promissory note for $25,000 to Service Trading Company, LLC (“SVC”). The note is bears interest at 8%, is convertible at a 50% discount of the lowest closing price for the ten (10) days preceding conversion and matures on June 24, 2016. The Company received $23,500 after debt issuance costs of $1,500. The debt issuance costs will be amortized over the earlier of the twelve month term of the Note or any redemptions and accordingly $800 has been expensed as debt issuance costs (included in interest expense) for the year ended December 31, 2015. The Company recorded an initial derivative liability of $27,000, debt discount of $25,000 and derivative expense of $2,000. The debt discount of $25,000 is being amortized into interest expense over the term of the note. Amortization for the year ended December 31, 2015, totaled $12,978 and the carrying value of the notes as of December 31, 2015, is $12,978, net of unamortized discount of $12,022. As of December 31, 2015, the outstanding principal balance of this note is $25,000.

On June 26, 2015, the Company issued a $15,500 convertible promissory note to Carebourn Capital. The note bears interest at 12%, is convertible at a 50% discount of the average of the three lowest day’s closing prices for the twenty (20) days preceding conversion and matures March 26, 2016. The Company received $12,500 after debt issuance costs of $3,000. The debt issuance costs will be amortized over the earlier of the nine month term of the Note or any redemptions and accordingly $2,000 has been expensed as debt issuance costs (included in interest expense) for the year ended December 31, 2015. The Company recorded an initial derivative liability of $17,360, debt discount of $15,500 and derivative expense of $1,860. The debt discount of $15,500 is being amortized into interest expense over the term of the note. Amortization for the year ended December 31, 2015, totaled $10,635 and the carrying value of the notes as of December 31, 2015, is $10,635, net of unamortized discount of $4,865. As of December 31, 2015, the outstanding principal balance of this note is $15,500.

On July 20, 2015, the Company issued a $15,500 convertible promissory note to Carebourn Capital. The note bears interest at 12%, is convertible at a 50% discount of the average of the three lowest day’s closing prices for the twenty (20) days preceding conversion and matures April 20, 2016. The Company received $12,500 after debt issuance costs of $3,000. The debt issuance costs will be amortized over the earlier of the nine month term of the Note or any redemptions and accordingly $2,000 has been expensed as debt issuance costs (included in interest expense) for the year ended December 31, 2015. The Company recorded an initial derivative liability of $17,360, debt discount of $15,500 and derivative expense of $1,860. The debt discount of $15,500 is being amortized into interest expense over the term of the note. Amortization for the year ended December 31, 2015, totaled $9,244 and the carrying value of the notes as of December 31, 2015, is $9,244, net of unamortized discount of $6,256. As of December 31, 2015, the outstanding principal balance of this note is $15,500.

On December 3, 2015, the Company issued a convertible promissory note for $30,000 to SBI Investments, LLC. The note is due on demand, bears interest at 12% and is convertible at a 50% discount of the lowest trading price for the twenty (20) days preceding conversion and matures on August 1, 2016. The Company recorded an initial derivative liability of $32,400, debt discount of $30,000 and derivative expense of $2,400. The debt discount of $30,000 is being amortized into interest expense over the term of the note. The Company received $27,500 after debt issuance costs of $2,500. The debt issuance costs will be amortized over the earlier of the twelve month term of the Note or any redemptions and accordingly $259 has been expensed as debt issuance costs (included in interest expense) for the year ended December 31, 2015. Amortization for the year ended December 31, 2015, totaled $3,471, and the carrying value of the notes as of December 31, 2015, is $3,471, net of unamortized discount of $26,529. As of December 31, 2015, the outstanding principal balance of this note is $30,000.

On December 4, 2015, the Company issued a convertible promissory note for $35,200 to LG Capital (“LG”). The note bears interest at 8%, is convertible at a 50% discount of the lowest trading price for the twenty (20) days preceding conversion and matures on December 4, 2016. The Company recorded an initial derivative liability of $38,016, debt discount of $35,200 and derivative expense of $2,816. The debt discount of $35,200 is being amortized into interest expense over the term of the note. The Company received $30,000 after debt issuance costs of $2,000 and an original issuer discount of 10% ($3,520). The debt issuance costs will be amortized over the earlier of the twelve month term of the Note or any redemptions and accordingly $520 has been expensed as debt issuance costs (included in interest expense) for the year ended December 31, 2015. Amortization for the year ended December 31, 2015, totaled $2,597, and the carrying value of the notes as of December 31, 2015, is $12,597, net of unamortized discount of $32,603. As of December 31, 2015, the outstanding principal balance of this note is $35,200.

On December 21, 2015, the Company issued a $20,000 convertible promissory note to More Capital. The note bears interest at 3% per month and matures April 20, 2016. The note is convertible at the market price of the Company’s common stock on the day of conversion. As of December 31, 2015, the outstanding principal balance of this note is $20,000.

On December 22, 2015, the Company issued a $50,000 convertible promissory note to Carebourn Capital. The note bears interest at 3% per month and matures February 22, 2016. The note is convertible at the market price of the company’s common stock on the day of conversion. As of December 31, 2015, the outstanding principal balance of this note is $50,000.

On December 30, 2015, the Company issued a $10,000 convertible promissory note to More Capital. The note is due on demand, bears interest at 3% per month and matures March 2, 2016. The note is convertible at the market price of the company’s common stock on the day of conversion. As of December 31, 2015, the outstanding principal balance of this note is $10,000.

The Company has determined that the conversion features of the 2012, 2013, 2014 and the 2015 Notes represent embedded derivatives since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the Notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion features must be bifurcated from the debt hosts and accounted for as derivative liabilities. Accordingly, the fair value of these derivative instruments have been recorded as liabilities on the consolidated balance sheet with the corresponding amounts recorded as a discounts to the Notes. Such discounts will be accreted from the date of issuance to the maturity dates of the Notes. The change in the fair value of the liabilities for derivative contracts will be recorded to other income or expenses in the consolidated statement of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet.

The fair value of the conversion features embedded in the 2015 Notes as of their dates of issuance and in their entirety as of December 31, 2015 was determined to approximate their fair intrinsic value due to the terms of conversion.

The inputs used to estimate the fair value of the derivative liabilities are considered to be level 3 inputs within the fair value hierarchy.

A summary of the derivative liabilities related to convertible notes as of December 31, 2015 and December 31, 2014 is as follows:

Derivative Liability Balance 12/31/14	Initial Derivative Liability	Redeemed convertible notes	Fair value change- Year ended 12/31/15	Derivative Liability Balance 12/31/15
$1,057,602	668,956	(1,028,790)	662,074	$1,359,843

A summary of debentures payable as of December 31, 2015 and December 31, 2014 is as follows:

	2015 Face Value	2014 Face Value
2012 and 2013 Notes	$80,075	$88,075
2014 Notes	$507,619	$709,999
2015 Notes	$599,597	$—
Note discount	$(137,106)	$(135,431)
Total	$1,050,135	$662,643

9. Commitments and contingencies:

Litigation:

The Forest County Potawatomi Community (“FCPC”) has initiated an action against Chex, an inactive subsidiary of the Company, in the FCPC tribal court asserting that Chex breached a contract with FCPC during the 2002 to 2006 time period. Chex is inactive and did not defend this action. On October 1, 2009 a judgment was entered against Chex in the FCPC Tribal Court in the amount of $2,484,922. The Company has included $2,484,922 in litigation contingency on the consolidated balance sheets as of December 31, 2015 and December 31, 2014.

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

Income tax expense for 2015 and 2014 is as follows:

	2015	2014

Current:
Federal	$—	$—
State	—	—

	—	—

Deferred:
Federal	1,134,000	1,445,000
State	124,000	158,000
Valuation allowance	(1,258,000)	(1,603,000)

	—	—

	$—	$—

The following is a summary of the Company’s deferred tax assets and liabilities at December 31, 2015 and 2014:

	2015	2014

Deferred tax assets - current:
Stock-based compensation and other	$—	$980,000
Net operating loss carry forwards	3,334,000	2,524,000
	3,334,000	3,504,000

Less valuation allowance	(5,858,000)	(3,504,000)

Net deferred tax assets	$—	$—

A reconciliation between the expected tax expense (benefit) and the effective tax rate for the years ended December 31, 2015 and 204 are as follows:

	2015	2014

Statutory federal income tax rate	(34%)	(34%)
State taxes, net of federal income tax	(4%)	(4%)
Effect of change in valuation allowance	(7%)	(7%)
Non deductible expenses and other	45%	45%

	0%	0%

As of December 31, 2015, the Company had a tax net operating loss carry forward of approximately $12,851,000. Any unused portion of this carry forward expires in 2030. Utilization of this loss may be limited in the event of an ownership change pursuant to IRS Section 382.

11. Stockholders’ deficit:

Common stock:

During the year ended on December 31, 2014, the Company issued 12,427,352 shares of common stock upon the conversion of $822,767 of debentures payable and accrued and unpaid interest.

During the year ended on December 31, 2015, the Company issued 2,810,437,696 shares of common stock upon the conversion of $369,138 of debentures payable and accrued and unpaid interest and the cashless exercise of warrants.

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

As of December 31, 2013 there were 819,000 shares of Class A preferred stock outstanding. The shares have been pledged as collateral by CCC (the sole holder of the shares) and subsequently pledged the 819,000 shares of Class A Preferred stock they own as collateral in conjunction with the issuance of the $50,000 convertible note issued to Flux Carbon Starter Fund, LLC.

The COD for Class A Preferred stock states; each share of the Class A Preferred Stock shall be entitled to a number of votes determined at any time and from time to time determined as follows: any holder of Class A Preferred Stock can vote such shares as if converted based on the Conversion Rights in below. The Class A Preferred Stock shall have a right to vote on all matters presented or submitted to the Corporation’s stockholders for approval in pari passu with holders of the Corporation’s common stock, and not as a separate class. Each share of the Class A Preferred Stock shall automatically convert (the “Conversion”) into shares of the Corporation’s common stock at the moment there are sufficient authorized and unissued shares of common stock to allow for the Conversion. The number of shares of common stock to which a holder of Class A Preferred Stock shall be entitled upon a conversion shall equal the product obtained by (a) multiplying the number of fully diluted common shares by twenty five hundredths (0.25), then (b) multiplying the result by a fraction, the numerator of which will be the number of shares of Class A Preferred stock being converted and the denominator of which will be the number of authorized shares of Class A Preferred stock. As of December 31, 2014 and 2015 there are 819,000 shares of Class A Preferred stock outstanding.

On December 14, 2012, Board of Directors approved the filing of a COD establishing the designations, preferences, limitations and relative rights of the Company’s Class B Preferred Stock. The COD allows the Board of Directors in its sole discretion to issue up to 2,000,000 shares of Class B Preferred Stock. The COD for Class B Preferred stock states; each share of the Class B Preferred Stock shall be entitled to a number of votes determined at any time and from time to time determined as follows: any holder of Class B Preferred Stock can vote such shares as if converted based on the Conversion Rights in below. The Class B Preferred Stock shall have a right to vote on all matters presented or submitted to the Corporation’s stockholders for approval in pari passu with holders of the Corporation’s common stock, and not as a separate class. Each share of the Class B Preferred Stock shall automatically convert (the “Conversion”) into shares of the Corporation’s common stock at the moment there are sufficient authorized and unissued shares of common stock to allow for the Conversion. The Class B Preferred Stock will convert in their entirety, simultaneously to equal the amount of shares of common stock resulting from the amount of series B Preferred Stock outstanding multiplied by sixty (60). The Conversion shares will be issued pro rata so that each holder of the Class B Preferred Stock will receive the appropriate number of shares of common stock equal to their percentage ownership of their Class B Preferred Stock. As of December 31, 2014 and 20154 there are 1,791,667 and 1,791,667, respectively, shares of Class B Preferred stock outstanding.

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

There were no options granted during the years ended December 31, 2015 and 2014.

All options outstanding at December 31, 2015 are fully vested and exercisable. A summary of outstanding balances at December 31, 2014 and 2015 is as follows:

		Weighted-
	Weighted- Average	Average Remaining	Aggregate Intrinsic
Options	exercise price	contractual life	Value

1,650	$0.34	0.98	$0

Warrants:

In conjunction with the March 27, 2014 convertible note, the Company also granted the lender the right to purchase at any time on or after each Issue Date until the date which is the last calendar day of the month in which the fifth anniversary of the Issue Date occurs (the “Expiration Date”), a number of fully paid and non-assessable shares (the “Warrant Shares”) of the Company’s common stock, par value $0.001 per share equal to $41,250 divided by the Market Price (as defined in the Note). These warrants shares were sold to two unrelated third parties during the year ended December 31, 2015

The warrant shares expire on the five year anniversary of the issuance and had an exercise price of of $0.0025 per share at issuance. The Company estimated the fair value of the warrant shares on the date of issuance at $26 based on the Black Scholes Option pricing method utilizing following assumptions:

Estimated market value of common stock on measurement date: $0.0003

Exercise price: $0.00004

Risk free interest rate: 1.6%

Term in years: 3.28 years

Expected volatility: 482%

Expected dividends: 0.00%

A summary of warrant activity is shown in the table below:

Number of Warrant Shares Outstanding

Fair value at Issuance March 27, 2014	105,514
Fair Value at December 31, 2014	105,514
Cashless exercise of warrants	(17,500)
Fair value at December 31, 2015	88,014

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

13. Related party transactions:

Management and director fees:

For the years ended December 31, 2015 and 2014, the Company accrued expenses of $150,000 and $127,500, respectively, for our Chairman, Mr. Fong’s services. Mr. Fong received $159,695 and $110,941 in cash payments for the years ended December 31, 2015 and 2014, respectively. In November 2013, the Company issued a convertible promissory note to Mr. Fong in payment of $35,000 of accrued and unpaid fees. As of December 31, 2015, Mr. Fong is owed $25,500 for these services, included in accrued expenses on the balance sheet.

Notes payable:

As disclosed in Note 5, the Company has issued notes payable to various related parties. All additions and payments are made in cash, and no conversions occurred during the years ended December 31, 2014 and 2015. The balances of December 31, 2014 and 2015, and the activity for the years ended December 31, 2014 and 2015 follows:

Noteholder	Balance 12/31/13	Additions	Payments	Balance 12/31/14
Gulfstream Financial Partners (1)	$1,750	$—	$1,750	$—
HPI Partners (1)	144,725	—	81,000	63,725
AFPW (1)	6,953	—	6,953	—
Henry Fong (2)	2,088	15,000	17,088	—
HF Services (1)	4,150	—	4,150	—
SurgLine Int’l (1)	10,672	—	—	10,672
Total	$170,338	$15,000	$110,941	$74,397

Noteholder	Balance 12/31/14	Additions	Payments	Sold	Balance 12/31/15
MV Knight (3)	$—	$8,900	$—	$—	$8,900
HPI Partners (1)	63,725	—	63,330	—	395
Henry Fong (2)	—	3,000	—	—	3,000
HF Services (1)	—	15,000	14,700	—	300
SurgLine Int’l (1)	10,672	—	—	—	10,672
Total	$74,397	$26,900	$78,030	$—	$23,267

All of the notes are due on demand and have interest rates of 8% to 10% per annum.

(1)	Mr. Henry Fong, an officer and director of the Company, is also an officer, director or control person of these entities.

(2)	An officer or director of the Company.

(3)	Related to an officer and director of the company

14. Segment reporting:

During the years ended December 31, 2015 and 2014, the Company operated in two reportable segments: Brawnstone and Nova.

Brawnstone, in which the Company owns a 70% interest, is a licensed armed security, private investigation, security technology solution provider and tactical training company servicing active accounts with several Government affiliated HUD housing establishments, schools, and industrial facilities across the Ohio region.

Nova, a wholly owned subsidiary of the Company, was formed to design, market and service credit card products aimed at the sub-prime market consisting mainly of consumers who may not qualify for traditional credit card products. Nova charges a monthly fee on active cards and receives proceeds, if any, from Merrick Bank after their bank charges for servicing the credit cards. The accounting policies of the segments are the same as those described in the Note 1.  The Company’s reportable segments are strategic business units that offer products.

For the year ended December 31, 2014, segment results are as follows:

	Brawnstone (from acquisition on July 24, 2014)	Nova	Corporate	Total
Net Revenues	$535,629	$27,246	$—	$562,875
Cost of sales	439,820	25,483	—	465,303
Operating costs	150,136	—	572,860	722,996
Other non-cash items:
Other expense	—	—	2,055,576	2,055,576
Segment income or (loss)	(54,327)	1,763	(2,628,436)	(2,681,000)
Segment assets	$146,873	$41,046	$288,519	$476,438

For the year ended December 31, 2015, segment results are as follows:

	Brawnstone	Nova	Corporate	Total
Net Revenues	$797,929	$24,244	$—	$822,173
Cost of sales	574,606	25,052	—	599,691
Operating costs	257,047	—	369,588	626,635
Other non-cash items:
Other expense	8,729	—	2,136,712	2,145,441
Segment loss	(42,453)	(841)	(2,506,300)	(2,549,594)
Segment assets	$76,620	$51,047	$370,853	$498,520

15. Subsequent events:

On March 21, 2016, the Company and Paymaster Limited reached a settlement for the transfer of Paymaster’s Cumulative Convertible Redeemable Preference Shares (the “Preferred Shares”) initially acquired by the Company on March 30, 2011. The Preferred Shares were initially transferred to the Company in exchange for an agreement to restructure a note receivable (the “Note”). Pursuant to the agreement, the parties agreed to convert the remaining balance of $339,575 of the Note receivable into the Preferred Shares with a value of $400,000, and an annual dividend of 7.5% over thirty-six (36) months.

The Company has recorded the investment at $89,575, net of a valuation allowance of $250,000, the same historical carrying value on the Company’s balance sheet as the note. The last dividend the Company has received was the quarterly dividend for the quarter ended June 30, 2012.

In the March 21, 2016 agreement, the Company agreed to return the Preferred Shares to Paymaster in exchange for a one-time payment of $275,000. The company received this cash payment during the first quarter of 2016 and will report a gain on the transaction.

Between January 1, 2016 and May 13, 2016, 1,936,628,386 shares of common stock were issued upon conversion of $77,516 in debentures payable and $2,637 in accrued and unpaid interest.

From January 1, 2016 through May 31, 2016, the Company received $15,000 from the issuance of an $18,000 convertible promissory note, which may cause dilution to our stockholders. The conversion price for this note is equal to 50% of the average of the three lowest closing bid prices of the Common Stock as reported on the exchange which the Company’s shares are traded, for any of the twenty previous trading days including the day upon which a Notice of Conversion is received by the Company.

Management has determined that there are no further events subsequent to the balance sheet date that should be disclosed in these financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 24, 2016	FASTFUNDS FINANCIAL CORPORATION (Registrant)
By /S/ HENRY FONG
Principal Executive Officer
Principal Accounting Officer
Director