Form 10-Q
period 2016-03-31
FASTFUNDS FINANCIAL CORP
filed 2016-06-30
CIK 779956

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended March 31, 2016
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission File No. 000-33053

FASTFUNDS FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	87-0425514
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

319 Clematis Street, Suite 400

West Palm Beach, Florida 33401

(Address of principal executive offices) (Zip code)

(561) 514-9042

(Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No

Indicate by check mark whether the Registrant has submitted electronically and posted on it corporate web site, if any, every Interactive data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by a check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b.2 of the Exchange Act). ☐ Yes ☑ No

Number of shares of outstanding of the Registrant’s $0.0001 par value common stock as of June 15, 2016 was 4,764,481,179 shares.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

THREE MONTHS ENDED MARCH 31, 2016 and 2015

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$33,440	$9,221
Accounts receivable	96,306	105,712
Deferred financing costs	8,343	11,322
Other current assets	200	200

Total current assets	138,289	126,455

Fixed assets, net	1,891	2,095
Investment in unconsolidated investee (Note 5)	159,437	166,910
Other assets	28,123	28,123
Goodwill	85,362	85,362
Long term investments (Note 4)	—	89,575

Total other assets	274,813	372,065

Total assets	$413,102	$498,520

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$726,481	$724,909
License fee payable	250,000	250,000
Due to related party	75,000	75,000
Accrued expenses, including related parties $47,393 (2016) and $43,522 (2015) (Note 5)	4,446,745	4,303,883
Notes Payable	60,000	60,000
Subsidiary notes payable	58,367	66,028
Convertible promissory notes (Note 6), including related parties of $25,867 (2016) and $23,267 (2015)	2,161,761	2,204,561
Litigation contingency (Note 8)	2,484,922	2,484,922
Convertible debentures payable, net	1,077,018	1,050,135
Derivative liabilities (Note 6)	1,336,644	1,359,843

Total current liabilities	12,676,938	12,579,281

Commitments and contingencies (Note 9)

Stockholders' deficiency (Note 11):
Preferred stock, $.001 par value; 5,000,000 shares authorized;
Class A preferred stock, $0.001 par value; 1,000,000 shares authorized; 819,000 shares issued and outstanding	819	819
Class B preferred stock, $0.001 par value; 2,000,000 shares authorized; 1,791,667 shares issued and outstanding	1,792	1,792
Class C preferred stock, $0.001 par value; 1,000 shares authorized; 1,000 shares shares issued and outstanding (2014)	1	1
Common stock, $.001 par value; 9,000,000,000 shares authorized; 4,577,362,929 (2016) and 2,824,852,274 (2015) shares issued and outstanding	4,577,363	2,824,853
Additional paid-in capital	13,395,375	14,876,506
Treasury stock, 50,000 shares of common stock	—	—
Accumulated deficit	(30,271,947)	(29,813,617)

Total stockholders' deficiency	(12,296,597)	(12,109,646)
Less noncontrolling interests	32,761	28,885
Total deficit	(12,263,836)	(12,080,761)

Total liabilities and stockholders' deficit	$413,102	$498,520

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2016	2015

Revenue, net	$175,086	$207,975

Operating expenses:
Cost of Sales	92,574	138,905
Processing fees	5,449	5,944
Other	—	348

Total operating expenses	98,023	145,197

Gross profit	77,063	62,778

Selling, general and administrative	137,771	227,470
Loss from operations	(60,708)	(164,692)

Other expense:
Interest expense	(392,697)	(191,214)
Derivative liability expense	(179,001)	(12,150)
Loss on equity method investment	(7,473)	—
Gain from sale of long-term asset	185,425	—
Total other expense	(393,746)	(203,364)

Net loss	$(454,454)	$(368,056)

(Plus) less net (gain) loss attributable to non controlling interest	(3,876)	7,293

Net loss attributable to common stockholders	$(458,330)	$(360,763)

Net loss per share	$(0.00)	$(0.02)

Weighted average number of common shares outstanding
Basic and diluted	3,947,953,908	18,578,837

See notes to condensed consolidated financial statements.

FASTFUNDS FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(454,454)	$(368,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization on fixed assets	204	—
Amortization of discount on convertible notes	158,091	60,859
Loss attributable to equity method investment	7,473	—
Initial derivative liability expense on convertible debentures	—	12,150
Change in fair value of derivative liability	179,001	—
Amortization of deferred financing costs	5,979	5,358
Common stock warrants issued for services	—	45,000
Gain from sale of long-term asset	(185,425)	—
Decrease (increase) in assets:
Accounts receivable	9,407	69,328
Other current assets	—	892
Increase in liabilities
Accounts payable and accrued expenses	158,782	55,007

Net cash used in operating activities	(120,942)	(119,461)

Cash flows from financing activities:
Borrowings on convertible notes, net	15,000	50,000
Borrowings on notes and loans payable, related	4,300	112,800
Borrowings on notes and loans payable, other	121,600	3,000
Repayments on notes and loans payable, related	(1,700)	(28,100)
Repayments on notes and loans payable, other	(71,402)	(8,190)

Net cash provided by financing activities	67,798	129,510

Net increase in cash and cash equivalents	(53,144)	10,049
Cash and cash equivalents, beginning	9,221	3,367

Cash and cash equivalents, ending	$(43,923)	$13,416

Supplemental disclosure of cash flow information:

Cash paid for interest	$1,157	$—

Cash paid for income taxes	$—	$—

Schedule of Non-Cash Investing and Financing Activites

Reclass of derivative liability to equity upon conversion of convertible debt	$211,663	$47,560

Conversion of convertible debentures and accrued interest to common stock	$59,716	$37,564

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

On January 28, 2014, CA entered into a one year Consulting Agreement with Singlepoint, Inc. (“Singlepoint”) (the “Singlepoint Agreement”). The Singlepoint Agreement automatically renews for succeeding one year periods, provided, that the CA can terminate the Singlepoint Agreement at any time during the initial one year term or thereafter by giving Singlepoint not less than five (5) days’ notice to terminate. CA is to provide consulting services including strategic and business planning, marketing and sales support, define and support for product offerings, acquisition strategy and funding strategy. As of March 31, 2016, this agreement is still active but no services have been provided and no further activity related to this agreement has occurred.

On February 7, 2014, CA entered into a one year consulting agreement with Colorado Cannabis Business Solutions, Inc (“CCBS”). CA is to provide consulting services to CCBS relating to business opportunities, corporate finance activities and general business development, in exchange for 9.9% ownership in CCBS. As of March 31, 2016, this agreement is still active but no services have been provided and no further activity related to this agreement has occurred.

On March 5, 2014, CA entered into a five (5) year Strategic Alliance Agreement (“SAA”) with Worldwide Marijuana Investments, Inc. (“Worldwide”). Pursuant to the SAA, Worldwide and CA have agreed to market and perform certain complementary business consulting services. The SAA automatically renews for successive one year terms, unless either party gives written notice of termination at least thirty (30) days prior to any expiration. The SAA can also be terminated by mutual agreement, or at any time by sixty (60) day written notice from either party. As of March 31, 2016, this agreement is still active but no services have been provided and no further activity related to this agreement has occurred.

On February 17, 2014, the Company and CA entered into a consulting agreement with Merchant Business Solutions, Inc. (“MBS”). CA will provide consulting services to MBS regarding seeking potential business opportunities, financial opportunities, and general business development in exchange for 49% of Cannabis Angel. As of March 31, 2016, this agreement is still active but no services have been provided and no further activity related to this agreement has occurred.

Merchant Financial Solutions, Inc. (“CMFS”) a new subsidiary of MBS. CMFS has had no activity through the date of this report.

On April 3, 2014, the Company and its wholly-owned subsidiary CA announced the launch of GreenEnergyMedia.TV.  GreenEnergyMedia.TV caters to broadcasting real-time news and social media feeds relating exclusively to the medical and recreational marijuana communities. GreenEnergyMedia.TV broadcasts stock quotations and intraday charts on over 40 leading companies competing within the medical marijuana industry. Operations related to GreenEnergyMedia.TV have been deferred pending the recruitment and placement of personnel for this project, which has not occurred as of March 31, 2016.

On April 29, 2014, Cannabis Live was launched, which will focus exclusively on hosting and broadcasting video of on-demand events. As this area of GreenEnergyMedia.TV’s website progresses, the Company plans to include the development of an exclusive interactive online channel. This future development will allow for several sources of revenue to be derived for the Company; including premium access membership fees, sponsorship and endorsement fees, and advertising revenue. Operations related to Cannabis Live have been deferred pending the recruitment and placement of personnel for this project, which has not occurred as of March 31, 2016.

On April 17, 2014, the Company and its wholly-owned subsidiary CA announced a Merchant Payment Processing Agreement to offer a debit card payment solution for retail cannabis dispensaries. This program will be offered through CMFS, the Company's 49% owned subsidiary. This payment solution allows dispensaries to accept debit and credit cards by using the PIN number associated with the card being used. . As of March 31, 2016, the company has not yet offered this program to customers and there has been no activity related to this program.

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

On November 14, 2014, FastFunds Financial Corporation entered into a definitive licensing agreement with Nevada-based Chongson, Inc. pertaining to the production, promotion and sale of the Tommy Chong branded Cannabis GreenCard product. Per the terms of the agreement, the Company is required to pay Chongson Inc. a minimum of $5,000 per month in royalty fees in exchange for the the card branding. During the year ended December 31, 2015, the Company paid $15,000 in cash against the $15,000 in accrued royalty expenses.

On May 15, 2015, FastFunds Financial Corporation (“FFFC”) acquired a 49% Limited Liability Company interest in Pure Grow Systems, LLC (“Pure Grow”) for $250,000. Financing for this transaction was provided through a $128,000 convertible note issued to Carebourn Capital, LP on May 15, 2015 and a $125,000 convertible note issued to Pure Energy Inc. on May 29, 2015. As of December 31, 2015, $222,000 has been remitted by the company in acquisition of a minority stake of Pure Grow. Pure Grow Systems, LLC will be dedicated to the healthy production of raw materials used for medicinal or other health-related purposes. The Company is developing a line of environmentally friendly products using ingredients that have a strong track record of sanitation and disinfection in buildings, on furniture, and other items found in medical, manufacturing and warehouse settings. Pure Grow has displayed its products at several trade shows and has contacted interested distributors. No revenues have been generated from Pure Grow’s product lines through March 31, 2016

The Company currently has thirty-six full and part time employees at Brawnstone Security. None of our employees are currently covered by collective bargaining agreements.

Going concern and management’s plans:

In the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. The Company’s interim financial statements for the three and ended March 31, 2016 and 2015 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company reported a net loss of $458,330 for the three months ended March 31, 2016, and has a working capital deficit of $12,538,649 and an accumulated deficit of $30,271,947 as of March 31, 2016.

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

2. Summary of significant accounting policies:

Basis of presentation and principles of consolidation:

The accompanying condensed consolidated financial statements have been prepared by the Company without audit and include the consolidated accounts of Fastfunds Financial Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (SEC) on May 24, 2016. Interim results of operations for the three months ended March 31, 2016 are not necessarily indicative of future results for the full year. Certain amounts from the 2015 period have been reclassified to conform to the presentation used in the current period.

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

Long-lived assets:

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the three months ended March 31, 2016, impairments totaling $7,473 were recognized. The impairment is related to a loss from an unconsolidated investee, Pure Grow Systems, LLC.

Goodwill:

Goodwill represents the excess of the purchase price over the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in an acquisition. Accounting Standards Codification (“ASC”)-350-30-50 “Goodwill and Other Intangible Assets” requires the testing of goodwill and indefinite-lived intangible assets for impairment at least annually. The Company tests goodwill for impairment in the fourth quarter of the fiscal year.

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

Loss per share:

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants, and common stock underlying convertible promissory notes are not considered in the calculations for the three month periods ended March 31, 2016 and 2015, as the impact of the potential common shares, which total 22,881,875,400 and 1,167,187,184, respectively, would be anti-dilutive.

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

There were no options granted during the three months ended March 31, 2016 and 2015.

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

3. Concentration of revenue:

A significant portion of the Company's revenues for the three months ended March 31, 2016 were generated from five customers as follows:

		Accounts Receivable
	% of Total Revenues	as of March 31, 2016

Customer A	13.39%	$11,349
Customer B	12.75%	$19,558
Customer C	9.95%	$—
Customer D	9.72%	$—
Customer E	8.72%	$2,410

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

On March 21, 2016, the Company and Paymaster Limited reached a settlement for the transfer of Paymaster’s Cumulative Convertible Redeemable Preference Shares (the “Preferred Shares”) initially acquired by the Company on March 30, 2011. In the March 21, 2016 agreement, the Company agreed to return the Preferred Shares to Paymaster in exchange for a one-time payment of $275,000. The company received this cash payment during the first quarter of 2016 and recognized a gain of $185,425 on the sale of the long-term asset.

5.     Equity-method investment:

On May 15, 2015, the Company acquired a 49% Limited Liability Company interest in Pure Grow Systems, LLC (“Pure Grow”) for $250,000 in cash. Financing for this transaction was provided through a $128,000 convertible note issued to Carebourn Capital, LP on May 15, 2015 and a $125,000 convertible note issued to Pure Energy Inc. on May 29, 2015. As of March 31, 2016, $222,000 has been remitted by the Company in acquisition of a minority stake of Pure Grow. The Company has accounted for its 49% interest in Pure Grow utilizing the equity method of accounting. As of March 31, 2016, the carrying value in Pure Grow was $159,437. During the three months ended March 31, 2016, $7,473 was recognized as an equity method loss. Financial information for Pure Grow as of, and for the three months ended March 31, 2016 is as follows:

March 31,
2016

ASSETS
Cash and cash equivalents	$16,514
Accounts Payable	32,489
Inventory	23,202
Prepaid Assets	3,000

Total assets	$75,205

LIABILITIES AND MEMBERS' EQUITY
Accounts payable and accrued expenses	$15,685
Members' equity	74,772
Net Loss	(15,252)

Total liabilities and members' equity	$75,205

For the Period from December 31, 2015 Through March 31,
2016

STATEMENT OF OPERATIONS
Revenues	$2,000
Cost of sales	75
Gross profit	1,925
Operating expenses	17,177
Operating loss	(15,252)
Other expense	—
Net loss	$(15,252)
Ownership interest (rounded)	49%
Share of net loss	$(7,473)
Investment	$159,437

6. Accrued liabilities:

Accrued liabilities at March 31, 2016 and December 31, 2015 were $4,446,745 and $4,303,883, respectively, and were comprised of:

	2016	2015
Legal fees	$23,594	$23,594
Interest	3,989,655	3,850,583
Consultants and advisors	189,548	186,198
Registration rights	98,013	98,013
Other	145,935	145,495
	$4,446,745	$4,303,883

7. Promissory notes, including related parties and debenture payable:

Promissory notes, including related parties at March 31, 2016 and December 31, 2015, consist of the following:

	2016	2015

Promissory notes payable:

Various, including related parties of $25,867 (2016) and $50,767 (2015); interest rate ranging from 8% to 10% [A]	$71,042	$113,842

Notes payable; interest rates ranging from 9% to 15%; interest payable quarterly; the notes are unsecured, matured on February 28, 2008; currently in default and past due [B]	2,090,719	2,090,719
	$2,161,761	$2,204,561

[A]	Pursuant to a November 4, 2011 Board of director resolution, these notes are convertible at conversion rates, determined at the discretion of the board of directors. During the three months ended March 31, 2016 the Company issued notes of $53,400 (including $4,300 to related parties) and made payments of $96,200 (including $1,700 to related parties). These notes are due on demand.

[B]	These notes payable (the “Promissory Notes”) originally became due on February 28, 2007. The Company renewed $283,000 of the Promissory Notes on the same terms and conditions as previously existed. In April 2007 the Company, through a financial advisor, restructured $1,825,000 of the Promissory Notes (the “Restructured Notes”). The Company has accrued an expense of $36,500 to compensate the financial advisor 2% of the Restructured Notes as well as having issued 150,000 shares of common stock to the financial advisor. The Restructured Notes carry a stated interest rate of 15% (a default rate of 20%) and matured on February 28, 2008. The Company has not paid the interest due since June 2007, and no principal payments on the Promissory Notes have been made since 2008 and accordingly, they are in default. Accrued interest on these notes total $3,749,686 and $3,644,686 as of March 31, 2016 and December 31, 2015, respectively is included in accrued expenses on the consolidated balance sheets.

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

In January 2008, the Company and the three guarantors received a complaint filed by the financial advisor (acting as agent for the holders of the Restructured Notes) and the holders of the Restructured Notes. The claim is seeking $1,946,250 plus per diem interest beginning January 22, 2008 at the rate of twenty percent (20%) per annum plus $37,000 due the financial advisor for unpaid fees. The court has ruled in favor of a motion for summary judgment filed by certain of the plaintiffs and a judgment was entered on August 18, 2009 in the total amount of $2,484,922 in principal and interest on the notes, $40,920 in related claims and $124,972 in attorney’s fees and expenses. The Company is not aware of any payments being made by any of the guarantors and accordingly, the Company includes these liabilities on the March 31, 2016 and December 31, 2015 balance sheets promissory notes payable and accrued expenses.

Subsidiary notes payable:

On August 24, 2015, the Company’s 70%-owned subsidiary, Brawnstone Security (“Brawnstone”), issued a $50,000 note payable to an unrelated lender. The note bears interest at 63% and is due on February 24, 2016. Brawnstone received $49,005 after loan origination fees of $995, which will be expensed over the period of the loan. The total payback amount for this note was $67,500. The company paid $31,349 in principal and $10,972 in interest related to note during the year ended December 31, 2015. During the three months ended March 31, 2016, the Company paid $25,179 in principal and interest. As of March 31, 2016, the principal balance of the note has been satisfied.

On October 27, 2015, Brawnstone issued a $40,000 note payable to an unrelated lender. The note bears interest at 63% and is due on June 27, 2016. Brawnstone received $39,205 after loan origination fees of $795, which will be expensed over the period of the loan. The total payback amount for this note was $53,200. The company paid $9,286 in principal and $3,064 in interest related to note during the year ended December 31, 2015. The company paid $14,762 in principal and $4,871 in interest related to note during the three months ended March 31, 2016. As of March 31, 2016, the remaining payback balance of the note is $21,216.

On January 13, 2016, Brawnstone issued a $60,000 note payable to an unrelated lender. The note bears interest at 63% and is due on September 13, 2016. Brawnstone received $58,800 after loan origination fees of $1,200, which will be expensed over the period of the loan. The total payback amount for this note was $81,000. The company paid $19,286 in principal and $6,750 in interest related to note during the three months ended March 31, 2016. As of March 31, 2016, the remaining payback balance of the note is $54,482.

Debenture payable:

2012 Notes

On November 1, 2012, the Company issued a convertible promissory note to David Schaper (“Schaper”) in the amount of $269,858 in exchange for previously accrued legal fees. The note bears interest at 8% per annum, is due on demand and is convertible at a conversion price for each share of common stock equal to 50% of the average of the lowest three trading prices (as defined in the note agreements) per share of the Company’s common stock for the ten trading days immediately preceding the date of conversion. During the year ended December 31, 2013, the Company issued 6,986,723 shares of common stock upon the conversion of $103,188 of the note. During the year ended December 31, 2014, the note was sold to unrelated third party accredited investors, and Company issued 2,240,336 shares of common stock upon the conversion of $163,670 of the Note. As of March 31, 2016 and December 31, 2015, the balance of the note is $3,000.

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

On March 14, 2013 the Company issued a convertible promissory note for $46,000 to an accredited investor (the “March 2013 Note”). The March 2013 Note, was due eight months from issuance and bears an interest rate of 8% per annum, and in the case of an event of default increases to 12% per annum (“the Default Rate”). The March 2013 Note matured November 14, 2013, is in default, and the Default Rate was effective at that date. During the year ended December 31, 2014, the Company issued 516,194 shares of common stock upon conversion of $19,425 of the note. The balance of the March 2013 Note is $26,575 as of March 31, 2016 and December 31, 2015.

On August 22, 2013, the Company issued a $6,000 convertible promissory note to Schaper. During the year ended December 31, 2014, the Company issued 66,667 shares of common stock upon conversion of $4,000 of this note. The outstanding principal balance on this note is $2,000 as of March 31, 2016 and December 31, 2015.

On October 1, 2013, the Company issued a $3,000 convertible promissory note to an accredited investor. The outstanding principal on this note is $3,000 as of March 31, 2016 and December 31, 2015.

On October 18, 2013, the Company issued four (4) convertible notes each in the amount of $25,625 to Gel (the “2013 Gel Notes”), with each note due on demand. The conversion price for the 2013 Gel Notes is equal to 50% of the lowest closing bid price of the Common Stock as reported on the exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future with a floor of $0.0001 per share, for any of the five trading days including the day upon which a Notice of Conversion is received by the Company. If the shares have not been delivered within 3 business days, the Notice of Conversion may be rescinded. Accrued but unpaid interest shall be subject to conversion. No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded to the nearest whole share. Also on October 18, 2013, Gel issued the Company two secured promissory notes, each in the amount of $25,000, due April 21, 2014. The Company received the $50,000 on March 6, 2014. During the year ended December 31, 2014, the Company issued 944,260 shares upon conversion of $83,295 of the notes. During the year ended December 31, 2015, the Company issued 213,479,349 shares upon conversion of $26,705 in note principal and $2,863 of accrued interest. As of December 31, 2015, the four initial convertible notes have been fully satisfied, while the two subsequent convertible promissory notes in the aggregate of $38,900 of principal are outstanding. Additionally, during the year ended December 31, 2015, the notes have been sold to a third party accredited investor. During the three months ended March 31, 2016 the Company issued 925,000,000 shares of common stock upon conversion of $37,000 of note principal. As of March 31, 2016, the outstanding principal balance of this note is $1,900.

On November 22, 2013, the Company issued a $35,000 (the Fong Note) and $30,000 (the Hollander Note) convertible note to Mr. Fong and Mr. Hollander, respectively, for the cancellation of accrued and unpaid fees. These notes are due on demand. During the year ended December 31, 2014, the Company issued 383,333 shares of common stock in satisfaction of $22,000 of the Hollander note. As of December 31, 2014, the outstanding principal on these notes totaled $43,000. During the year ended December 31, 2015, the Company issued 93,361,463 shares of common stock in satisfaction of $8,000 in principal and $1,767 in accrued interest of the Hollander note. The outstanding principal balance of the Fong note is $45,500, while the Hollander note has been fully satisfied as of March 31, 2016 and December 31, 2015.

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

On January 28, 2014, the Company issued a convertible promissory note to Mr. Fong for $25,500 in satisfaction of accrued and unpaid fees due Mr. Fong. Also on January 28, 2014, the Company entered into a Debt Settlement and Release Agreement (the “DSR”) with Mr. Fong, Mary Virginia Knight (“Knight”) or Knight assigns. Pursuant to the DSR, the Company has issued 500,000 shares of common stock to the Knight assign, in cancellation and satisfaction of $45,500 of the convertible note due Mr. Fong. As of March 31, 2016 and December 31, 2015, the outstanding principal balance of this note is $10,500.

On February 10, 2014, the Company issued two (2) convertible promissory notes in the amounts of $95,814 and $95,813 in exchange for previously accrued legal fees. The notes bear interest at 8% per annum. The notes matured February 10, 2015 and are in default. During the year ended December 31, 2014, the company issued 416,667 shares of common stock in settlement of $12,500 of the notes. As of December 31, 2014, the balances of the notes totaled $179,127. During the year ended December 31, 2014, the company issued 416,667 shares of common stock in settlement of $12,500 of the notes. During the year ended December 31, 2015, $35,000 in note principal was assigned to a third party in the form of a new convertible promissory note, with the same terms as the prior note. During the year ended December 31, 2015, the Company issued 314,318,871 shares of common stock in satisfaction of $23,808 in principal and $277 of accrued and unpaid interest of the third-party portion of the note. During the three months ended March 31, 2016, the Company issued 39,534,773 shares of common stock in satisfaction of $1,876 in principal and $100 of accrued and unpaid interest of the third party portion of the note. As of March 31, 2016, the balances of the notes are $144,127 to the original note holder and $10,396 to the third party purchaser, totaling $154,523.

On March 27, 2014, the Company issued an $831,000 secured convertible promissory note (the “Note”). The Note carries an original issuer discount of $75,000. In addition, the Company agreed to pay $6,000 to cover the Lender’s legal and other fees. At the option of the Lender, the note converts at $0.0025 per share. The conversion by the Lender of any portion of the Outstanding Balance shall only be exercisable in ten (10) tranches (each, a “Tranche”), consisting of an initial Tranche in an amount equal to $88,500 and nine (9) additional Tranches, each in the amount of $82,500, plus any interest, costs, fees or charges accrued thereon or added thereto under the terms of this Note. The Note carries a ten (10) percent interest rate and matures on the seventeenth month after funding. The lender funded $75,000 on April 1, 2014 and also delivered nine (9) secured promissory notes to the Company, each in the amount of $75,000. Each payment received will constitute an “Issue Date”. The Company also granted the lender the right to purchase at any time on or after each Issue Date until the date which is the last calendar day of the month in which the fifth anniversary of the Issue Date occurs (the “Expiration Date”), a number of fully paid and non-assessable shares (the “Warrant Shares”) of the Company’s common stock, par value $0.001 per share equal to $41,250 divided by the Market Price (as defined in the Note). . The Company recorded an initial derivative liability of 559,687, debt discount of $477,187 and derivative expense of $41,890.This note matured April 1, 2015 and is in default. During the year ended December 31, 2014, the company issued 558,333 shares of common stock upon conversion of $16,500 of the note. During the year ended December 30, 2015, the note was sold to an unrelated third party accredited investor for $75,029, which included outstanding principal of $54,672 and accrued interest of $20,357. During the year ended December 31, 2015, the company issued 4,405,110 shares of common stock upon conversion of $17,078 of note principal and 130,531,699 shares upon conversion of $16,500 in warrants shares outstanding. During the three months ended March 31, 2016, the Company issued 282,227,379 shares of common stock upon conversion of $11,502 in warrant shares outstanding. As of March 31, 2016 and December 31, 2015, the outstanding principal balance of this note is $75,029.

On April 1, 2014 ($15,000) and April 23, 2014 ($12,500), the Company issued convertible promissory notes to Carebourn Capital. ). The notes bear interest of 8% per annum and matured six months after issuance. The Company recorded an initial derivative liability for these notes of $28,600, debt discount of $27,500 and derivative expense of $1,100. The debt discount of $27,500 was amortized into interest expense over the term of the note. As of December 31, 2014, the entire principal balance of the notes, $27,500 was outstanding. During the year ended December 31, 2015 the Company issued 322,840,228 shares in satisfaction of $21,830 in convertible note principal. In addition, $5,000 in note principal was sold to an unrelated investor. As of December 31, 2015, the principal balance of these notes was $5,670. During the three months ended March 31, 2016, the Company issued 131,077,775 shares of common stock upon conversion of $3,170 in note principal and $2,096 in accrued and unpaid interest. As of March 31, 2016, the principal balance of these notes is $2,500.

On July 16, 2014, the Company issued a convertible promissory note for $50,000 to an unaffiliated accredited investor. The note is due on demand and bears interest at 8%. The Company recorded an initial derivative liability of $52,000, debt discount of $50,000 and derivative expense of $2,000. The debt discount of $50,000 was amortized into interest expense over the term of the note. The note matured on April 16, 2015 and is in default. During the year ended December 31, 2015, the company issued 112,049,963 shares of common stock upon conversion of $12,786 of note principal. Amortization for the year ended December 31, 2014, totaled $45,833 and the carrying value of the note as of December 31, 2014, was $45,833, net of unamortized discount of $4,167. Amortization for the year ended December 31, 2015, totaled $4,167 and the carrying value of the note as of December 31, 2015, is $37,214, net of unamortized discount of $0. During the year ended December 31, 2015, the note was sold at its full value of $50,000, before conversion, to an unrelated third party investor. During the three months ended March 31, 2016, the company issued 138,415,000 shares of common stock upon conversion of $6,921 of note principal. As of March 31, 2016 a principal balance of $30,293 remains outstanding

On July 22, 2014 ($52,500), August 28, 2014 ($27,500), September 19, 2014 ($27,500), and November 3, 2014 ($27,500) the Company issued convertible promissory notes to Carebourn Capital. The notes are due on demand, bear interest at 12%. The Company received $125,000 after debt issuance costs of $10,000, which was amortized over the earlier of the term of the Notes or any redemptions. The July note matured on April 22, 2015 and is in default. The rest of the notes matured on May 28, 2015 and are in default. The Company recorded an initial derivative liability of $143,100, debt discount of $125,000 and derivative expense of $18,100. The debt discount of $125,000 was amortized into interest expense over the term of the notes. Amortization for the year ended December 31, 2014, totaled $80,292 and the carrying value of the notes as of December 31, 2014, was $80,292, net of unamortized discount of $27,208. Amortization for the year ended December 31, 2015, totaled $27,208 and the carrying value of the notes as of December 31, 2015, is $135,000, net of unamortized discount of $0. As of March 31, 2016 and December 31, 2015, the entire principal balance of $135,000 remains.

On December 2, 2014, the Company issued a convertible promissory note for $25,000 to an unaffiliated accredited investor. The note bears interest at 8%. Company recorded an initial derivative liability of $26,000, debt discount of $25,000 and derivative expense of $1,000. The debt discount of $25,000 is being amortized into interest expense over the term of the note. The note matured on September 2, 2015 and is in default. Amortization for the year ended December 31, 2014, totaled $3,889 and the carrying value of the notes as of December 31, 2014, was $3,889, net of unamortized discount of $21,111. Amortization for the year ended December 31, 2015, totaled $21,111 and the carrying value of the notes as of December 31, 2015, is $25,000, net of unamortized discount of $0. As of March 31, 2016 and December 31, 2015, the full principal balance of $25,000 remains outstanding.

On December 4, 2014, the Company issued a $38,000 convertible promissory note to Carebourn Capital. The note is due on demand, bears interest at 12%. The Company recorded an initial derivative liability of $39,520, debt discount of $38,000 and derivative expense of $1,520. The debt discount of $40,500 is being amortized into interest expense over the term of the note. The note matured on December 4, 2015 and is in default. Amortization for the year ended December 31, 2015, totaled $38,000 and the carrying value of the notes as of December 31, 2015, is $38,000, net of unamortized discount of $0. As of March 31, 2016 and December 31, 2015, the full principal balance of $38,000 remains outstanding.

2015 Notes

On February 6, 2015, the Company issued a convertible promissory note for $26,500 to LG Capital (“LG”). The Company received $25,000 after debt issuance costs of $1,500. The debt issuance costs will be amortized over the earlier of the twelve month term of the Note or any redemptions and accordingly $1,500 has been expensed as debt issuance costs (included in interest expense) for the year ended December 31, 2015. The Company recorded an initial derivative liability of $28,620, debt discount of $26,500 and derivative expense of $2,120. The debt discount of $26,500 is being amortized into interest expense over the term of the note. The note bears interest at 8% and is convertible at a 50% discount of the lowest closing price for the ten (10) days preceding conversion and matures February 6, 2016. Amortization for the year ended December 31, 2015, totaled $24,574 and the carrying value of the notes as of December 31, 2015, is $24,574, net of unamortized discount of $1,926. Amortization for the three months ended March 31, 2016, totaled $1,926 and the carrying value of the notes as of December 31, 2015, is $26,500, net of unamortized discount of $0. The note was sold to an unrelated third party at the face value of the note during 2015. As of March 31, 2016 and December 31, 2015, the outstanding principal balance of this note is $26,500

On February 21 2015 ($5,000) and March 21, 2015 ($5,000), the Company issued convertible promissory notes for $10,000 in total to an unrelated third party per a service contract signed between the company and the unrelated service provider. The notes bear interest at 12% and are convertible at a 50% discount of the average of the three lowest day’s closing for the ten (10) days preceding conversion and each note matures 6 months after issuance. The debt issuance costs will be amortized over the earlier of the six month term of the Note or any redemptions and accordingly. The notes are currently in default. The Company recorded an initial derivative liability of $11,200, debt discount of $10,000 and derivative expense of $1,200. The debt discount of $10,000 is being amortized into interest expense over the term of the note. Amortization for the year ended December 31, 2015, totaled $10,000 and the carrying value of the notes as of December 31, 2015, was $10,000, net of unamortized discount of $0. As of March 31, 2016 and December 31, 2015, the outstanding principal balance of these notes is $10,000.

On April 10, 2015, the Company issued a $43,500 convertible promissory note to Carebourn Capital. The April 10th Carebourn Note carries an original issuer discount of $3,000. The note bears interest at 12% and is convertible at a 50% discount of the average of the three lowest day’s closing prices for the ten (10) days preceding conversion. The Company recorded an initial derivative liability of $48,720, debt discount of $43,500 and derivative expense of $5,220. The debt discount of $43,500 is being amortized into interest expense over the term of the note. The note matures on January 10, 2016. Amortization for the year ended December 31, 2015, totaled $42,027, and the carrying value of the note as of December 31, 2015, was $42,027, net of unamortized discount of $1,473. Amortization for the three months ended March 31, 2016, totaled $1,473 and the carrying value of the note as of March 31, 2016, is $43,500, net of unamortized discount of $0. As of March 31, 2016 and December 31, 2015, the full principal balance of $43,500 remains outstanding.

On April 15, 2015, the Company issued a convertible promissory note for $26,500 to LG Capital (“LG”). The note bears interest at 8% and is convertible at a 50% discount of the lowest closing price for the ten (10) days preceding conversion. The Company recorded an initial derivative liability of $28,090, debt discount of $26,500 and derivative expense of $1,590. The debt discount of $26,500 is being amortized into interest expense over the term of the note. The Company received $25,000 after debt issuance costs of $1,500. The debt issuance costs will be amortized over the earlier of the twelve month term of the Note or any redemptions and accordingly $1,383 has been expensed as debt issuance costs (included in interest expense) for the year ended December 31, 2015. The note matured on October 9, 2015. Amortization for the year ended December 31, 2015, totaled $26,500 and the carrying value of the note as of December 31, 2015, is $5,000, net of unamortized discount of $0. During the year ended December 31, 2015, the company issued 317,819,240 shares of common stock upon conversion of $21,500 of note principal and $710 of accrued note interest. As of December 31, 2015, the outstanding principal balance of this note was $5,000. During the three months ended ended March 31, 2016, the company issued 106,115,000 shares of common stock upon conversion of $5,000 of note principal and $306 of accrued note interest. As of March 31, 2016 the principal balance of this note has been fully satisfied.

On May 6, 2015, the Company issued a $40,000 convertible promissory note to Pure Energy 714, a New Jersey LLC. The note bears interest at 12% and is convertible at a 50% discount of the average of the three lowest day’s closing prices for the ten (10) days preceding conversion and matures November 6, 2015. The Company received $37,500 after debt issuance costs of $2,500. The debt issuance costs will be amortized over the earlier of the five month term of the Note or any redemptions and accordingly $2,500 has been expensed as debt issuance costs (included in interest expense) for the year ended December 31, 2015. The Company recorded an initial derivative liability of $42,400, debt discount of $40,000 and derivative expense of $2,450. The debt discount of $40,000 is being amortized into interest expense over the term of the note. Amortization for the year ended December 31, 2015, totaled $40,000 and the carrying value of the notes as of December 31, 2015, is $40,000, net of unamortized discount of $0. As of March 31, 2016 and December 31, 2015, the outstanding principal balance is $40,000.

On May 15, 2015, the Company issued a $128,000 convertible promissory note to Carebourn Capital. The note bears interest at 12%, is convertible at a 50% discount of the average of the three lowest day’s closing prices for the twenty (20) days preceding conversion and matures February 15, 2016. The Company received $125,000 after debt issuance costs of $3,000. The debt issuance costs will be amortized over the earlier of the nine month term of the Note or any redemptions and accordingly $2,500 has been expensed as debt issuance costs (included in interest expense) for the year ended December 31, 2015. The Company recorded an initial derivative liability of $143,360, debt discount of $128,000 and derivative expense of $15,360. The debt discount of $128,000 is being amortized into interest expense over the term of the note. Amortization for the year ended December 31, 2015, totaled $106,667 and the carrying value of the notes as of December 31, 2015, was $106,667, net of unamortized discount of $21,333. Amortization for the three months ended March 31, 2016, totaled $21,333 and the carrying value of the notes as of December 31, 2015, was $128,000, net of unamortized discount of $0. As of March 31, 2016 and December 31, 2015, the outstanding principal balance of this note is $128,000.

On May 27, 2015, the Company issued a $28,000 convertible promissory note to Carebourn Capital. The note bears interest at 12%, is convertible at a 50% discount of the average of the three lowest day’s closing prices for the twenty (20) days preceding conversion and matures February 27, 2016. The Company received $25,000 after debt issuance costs of $3,000. The debt issuance costs will be amortized over the earlier of the nine month term of the Note or any redemptions and accordingly $2,370 has been expensed as debt issuance costs (included in interest expense) for the year ended December 31, 2015. The Company recorded an initial derivative liability of $31,360, debt discount of $28,000 and derivative expense of $3,360. The debt discount of $28,000 is being amortized into interest expense over the term of the note. Amortization for the year ended December 31, 2015, totaled $22,116 and the carrying value of the notes as of December 31, 2015, was $22,116 net of unamortized discount of $5,884. Amortization for the three months ended March 31, 2016, totaled $5,884 and the carrying value of the notes as of March 31, 2016, is $28,000 net of unamortized discount of $0. As of March 31, 2016 and December 31, 2015, the outstanding principal balance of this note is $28,000.

On May 29, 2015, the Company issued a $125,000 convertible promissory note to Pure Energy 714, a New Jersey LLC. The note bears interest at 12%, is convertible at a 60% discount of the average of the three lowest day’s closing prices for the fifty (50) days preceding conversion and matured on November 29, 2015. The note has matured during the year ended December 31, 2015 and is currently in default. The Company recorded an initial derivative liability of $132,500, debt discount of $125,000 and derivative expense of $7,500. The debt discount of $125,000 is being amortized into interest expense over the term of the note. Amortization for the year ended December 31, 2015, totaled $125,000 and the carrying value of the notes as of December 31, 2015, is $125,000, net of unamortized discount of $0. As of March 31, 2016 and December 31, 2015, the outstanding principal balance of this note is $125,000.

On June 9, 2015, the Company issued a $28,000 convertible promissory note to Pure Energy 714, a New Jersey LLC. The note bears interest at 12%, is convertible at a 50% discount of the average of the three lowest day’s closing prices for the twenty (20) days preceding conversion and matures February 27, 2016. The Company received $25,000 after debt issuance costs of $3,000. The debt issuance costs will be amortized over the earlier of the seven month term of the Note or any redemptions and accordingly $2,338 has been expensed as debt issuance costs (included in interest expense) for the year ended December 31, 2015. The Company recorded an initial derivative liability of $29,680, debt discount of $28,000 and derivative expense of $1,680. The debt discount of $28,000 is being amortized into interest expense over the term of the note. Amortization for the year ended December 31, 2015, totaled $21,825 and the carrying value of the notes as of December 31, 2015, was $21,825, net of unamortized discount of $6,175. Amortization for the three months ended March 31, 2016, totaled $6,175 and the carrying value of the notes as of December 31, 2015, is $28,000, net of unamortized discount of $0. As of March 31, 2016 and December 31, 2015, the outstanding principal balance of this note is $28,000.

On June 19, 2015, the Company issued a convertible promissory note for $36,750 to LG Capital (“LG”). The note bears interest at 8%, is convertible at a 50% discount of the lowest closing price for the ten (10) days preceding conversion and matures on June 19, 2016. The Company recorded an initial derivative liability of $39,690, debt discount of $36,750 and derivative expense of $1,590. The debt discount of $26,500 is being amortized into interest expense over the term of the note. The Company received $25,000 after debt issuance costs of $1,500. The debt issuance costs will be amortized over the earlier of the twelve month term of the Note or any redemptions and accordingly $982 has been expensed as debt issuance costs (included in interest expense) for the year ended December 31, 2015. Amortization for the year ended December 31, 2015, totaled $19,580, and the carrying value of the notes as of December 31, 2015, was $19,580, net of unamortized discount of $17,170. As of December 31, 2015, the outstanding principal balance of this note was $36,750. Amortization for the three months ended March 31, 2016, totaled $9,738, and the carrying value of the notes as of December 31, 2015, was $26,569, net of unamortized discount of $7,431. During the three months ended March 31, 2016, the company issued 57,626,200 shares of common stock upon conversion of $2,750 of note principal and $133 of accrued note interest. As of March 31, 2016, the outstanding principal balance of this note is $34,000.

On June 24, 2015, the Company issued a convertible promissory note for $25,000 to Service Trading Company, LLC (“SVC”). The note is bears interest at 8%, is convertible at a 50% discount of the lowest closing price for the ten (10) days preceding conversion and matures on June 24, 2016. The Company received $23,500 after debt issuance costs of $1,500. The debt issuance costs will be amortized over the earlier of the twelve month term of the Note or any redemptions and accordingly $375 has been expensed as debt issuance costs (included in interest expense) for the three months ended March 31, 2016. The Company recorded an initial derivative liability of $27,000, debt discount of $25,000 and derivative expense of $2,000. The debt discount of $25,000 is being amortized into interest expense over the term of the note. Amortization for the year ended December 31, 2015, totaled $12,978 and the carrying value of the notes as of December 31, 2015, was $12,978, net of unamortized discount of $12,022. Amortization for the three months ended March 31, 2016, totaled $6,216 and the carrying value of the notes as of March 31, 2016, was $19,194, net of unamortized discount of $5,806. As of March 31, 2016 and December 31, 2015, the outstanding principal balance of this note is $25,000.

On June 26, 2015, the Company issued a $15,500 convertible promissory note to Carebourn Capital. The note bears interest at 12%, is convertible at a 50% discount of the average of the three lowest day’s closing prices for the twenty (20) days preceding conversion and matures March 26, 2016. The Company received $12,500 after debt issuance costs of $3,000. The debt issuance costs will be amortized over the earlier of the nine month term of the Note or any redemptions and accordingly $1,000 has been expensed as debt issuance costs (included in interest expense) for the three months ended March 31, 2016. The Company recorded an initial derivative liability of $17,360, debt discount of $15,500 and derivative expense of $1,860. The debt discount of $15,500 is being amortized into interest expense over the term of the note. Amortization for the year ended December 31, 2015, totaled $10,635 and the carrying value of the notes as of December 31, 2015, is $10,635, net of unamortized discount of $4,865. Amortization for the three months ended March 31, 2016, totaled $4,865 and the carrying value of the notes as of March 31, 2016, was $15,500, net of unamortized discount of $0. As of March 31, 2016 and December 31, 2015, the outstanding principal balance of this note is $15,500.

On July 20, 2015, the Company issued a $15,500 convertible promissory note to Carebourn Capital. The note bears interest at 12%, is convertible at a 50% discount of the average of the three lowest day’s closing prices for the twenty (20) days preceding conversion and matures April 20, 2016. The Company received $12,500 after debt issuance costs of $3,000. The debt issuance costs will be amortized over the earlier of the nine month term of the Note or any redemptions and accordingly $933 has been expensed as debt issuance costs (included in interest expense) for the three months ended March 31, 2016. The Company recorded an initial derivative liability of $17,360, debt discount of $15,500 and derivative expense of $1,860. The debt discount of $15,500 is being amortized into interest expense over the term of the note. Amortization for the year ended December 31, 2015, totaled $9,244 and the carrying value of the notes as of December 31, 2015, is $9,244, net of unamortized discount of $6,256. Amortization for the three months ended March 31, 2016, totaled $5,129 and the carrying value of the notes as of March 31, 2016, was $14,372, net of unamortized discount of $1,128. As of March 31, 2016 and December 31, 2015, the outstanding principal balance of this note is $15,500.

On December 3, 2015, the Company issued a convertible promissory note for $30,000 to SBI Investments, LLC. The note is due on demand, bears interest at 12% and is convertible at a 50% discount of the lowest trading price for the twenty (20) days preceding conversion and matures on August 1, 2016. The Company recorded an initial derivative liability of $32,400, debt discount of $30,000 and derivative expense of $2,400. The debt discount of $30,000 is being amortized into interest expense over the term of the note. The Company received $27,500 after debt issuance costs of $2,500. The debt issuance costs will be amortized over the earlier of the twelve month term of the Note or any redemptions and accordingly $833 has been expensed as debt issuance costs (included in interest expense) for the three months ended March 31, 2016. Amortization for the year ended December 31, 2015, totaled $3,471, and the carrying value of the notes as of December 31, 2015, was $3,471, net of unamortized discount of $26,529. Amortization for the three months ended March 31, 2016, totaled $11,465 and the carrying value of the notes as of March 31, 2016, was $14,701, net of unamortized discount of $14,936. As of December 31, 2015, the outstanding principal balance of this note was $30,000. During the three months ended March 31, 2016, the company issued 72,514,000 shares of common stock upon conversion of $362 of note principal. As of December 31, 2015, the outstanding principal balance of this note was $29,637.

On December 4, 2015, the Company issued a convertible promissory note for $35,200 to LG Capital (“LG”). The note bears interest at 8%, is convertible at a 50% discount of the lowest trading price for the twenty (20) days preceding conversion and matures on December 4, 2016. The Company recorded an initial derivative liability of $38,016, debt discount of $35,200 and derivative expense of $2,816. The debt discount of $35,200 is being amortized into interest expense over the term of the note. The Company received $30,000 after debt issuance costs of $2,000 and an original issuer discount of 10% ($3,520). The debt issuance costs will be amortized over the earlier of the twelve month term of the Note or any redemptions and accordingly $520 has been expensed as debt issuance costs (included in interest expense) for the year ended December 31, 2015. Amortization for the year ended December 31, 2015, totaled $2,597, and the carrying value of the notes as of December 31, 2015, was $2,597, net of unamortized discount of $32,603. Amortization for the three months ended March 31, 2016, totaled $8,752 and the carrying value of the notes as of March 31, 2016, was $11,349, net of unamortized discount of $23,851. As of March 31, 2016 and December 31, 2015, the outstanding principal balance of this note is $35,200.

On December 21, 2015, the Company issued a $20,000 convertible promissory note to More Capital. The note bears interest at 3% per month and matures April 20, 2016. The note is convertible at the market price of the Company’s common stock on the day of conversion. As of December 31, 2015, the outstanding principal balance of this note was $20,000. During the three months ended March 31, 2016, the Company paid $20,000 in complete settlement of the outstanding note principal.

On December 22, 2015, the Company issued a $50,000 convertible promissory note to Carebourn Capital. The note bears interest at 3% per month and matures February 22, 2016. The note is convertible at the market price of the company’s common stock on the day of conversion. As of December 31, 2015, the outstanding principal balance of this note is $50,000. During the three months ended March 31, 2016, the Company paid $50,000 in complete settlement of the outstanding note principal.

On December 30, 2015, the Company issued a $10,000 convertible promissory note to More Capital. The note is due on demand, bears interest at 3% per month and matures March 2, 2016. The note is convertible at the market price of the company’s common stock on the day of conversion. As of December 31, 2015, the outstanding principal balance of this note is $10,000. During the three months ended March 31, 2016, the Company paid $10,000 in complete settlement of the outstanding note principal

2016 Notes

On January 27, 2016, the Company issued a $18,000 convertible promissory note to Carebourn Capital. The note bears interest at 12%, is convertible at a 50% discount of the average of the three lowest day’s closing prices for the twenty (20) days preceding conversion and matures October 27, 2016. The Company received $15,000 after debt issuance costs of $3,000. The debt issuance costs will be amortized over the earlier of the nine month term of the Note or any redemptions and accordingly $667 has been expensed as debt issuance costs (included in interest expense) for the three months ended March 31, 2016. The Company recorded an initial derivative liability of $19,620, debt discount of $18,000 and derivative expense of $1,620. The debt discount of $18,000 is being amortized into interest expense over the term of the note. Amortization for the three months ended March 31, 2016, totaled $4,204 and the carrying value of the notes as of March 31, 2016, is $4,204, net of unamortized discount of $13,796. As of March 31, 2016 the outstanding principal balance of this note is $18,000.

The Company has determined that the conversion features of the 2012, 2013, 2014, 2015 and the 2016 Notes represent embedded derivatives since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the Notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion features must be bifurcated from the debt hosts and accounted for as derivative liabilities. Accordingly, the fair value of these derivative instruments have been recorded as liabilities on the consolidated balance sheet with the corresponding amounts recorded as a discounts to the Notes. Such discounts will be accreted from the date of issuance to the maturity dates of the Notes. The change in the fair value of the liabilities for derivative contracts will be recorded to other income or expenses in the consolidated statement of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet.

The fair value of the conversion features embedded in the 2015 Notes as of their dates of issuance and in their entirety as of March 31, 2016 was determined to approximate their fair intrinsic value due to the terms of conversion.

The inputs used to estimate the fair value of the derivative liabilities are considered to be level 3 inputs within the fair value hierarchy.

A summary of the derivative liabilities related to convertible notes as of March 31, 2016 and December 31, 2015 is as follows:

Derivative Liability Balance 12/31/15	Initial Derivative Liability	Redeemed convertible notes	Fair value change- three months ended 3/31/15	Derivative Liability Balance 3/31/16
$ 1,359,843	11,083	(211,663)	177,387	$ 1,336,644

A summary of debentures payable as of March 31, 2015 and December 30, 2014 is as follows:

	2016 Face Value	2015 Face Value
2012 and 2013 Notes	$ 80,075	$ 80,075
2014 Notes	$ 462,182	$ 507,619
2015 Notes	$ 583,837	$ 599,597
2016 Notes	$ 18,000	—
Note discount	$(67,076)	$ (137,106)
Total	$1,077,019	$ 1,050,135

8. Commitments and contingencies:

Litigation:

The Forest County Potawatomi Community (“FCPC”) has initiated an action against Chex, an inactive subsidiary of the Company, in the FCPC tribal court asserting that Chex breached a contract with FCPC during the 2002 to 2006 time period. Chex is inactive and did not defend this action. On October 1, 2009 a judgment was entered against Chex in the FCPC Tribal Court in the amount of $2,484,922. The Company has included $2,484,922 in litigation contingency on the consolidated balance sheets as of March 31, 2016 and December 31, 2015.

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

As of March 31, 2016, the Company had a tax net operating loss carry forward of approximately $12,851,000. Any unused portion of this carry forward expires in 2031. Utilization of this loss may be limited in the event of an ownership change pursuant to IRS Section 382.

10. Stockholders’ deficiency:

Common stock:

During the three months ended March 31, 2016, the Company issued 1,752,572,976 shares of common stock upon the conversion of $71,218 of debentures payable, accrued and unpaid interest and the cashless exercise of warrants.

Preferred stock

There were no shares of Class A or B preferred stock issued during the three months ended March 31, 2016.

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

On December 14, 2012, Board of Directors approved the filing of a COD establishing the designations, preferences, limitations and relative rights of the Company’s Class B Preferred Stock. The COD allows the Board of Directors in its sole discretion to issue up to 2,000,000 shares of Class B Preferred Stock. The COD for Class B Preferred stock states; each share of the Class B Preferred Stock shall be entitled to a number of votes determined at any time and from time to time determined as follows: any holder of Class B Preferred Stock can vote such shares as if converted based on the Conversion Rights in below. The Class B Preferred Stock shall have a right to vote on all matters presented or submitted to the Corporation’s stockholders for approval in pari passu with holders of the Corporation’s common stock, and not as a separate class. Each share of the Class B Preferred Stock shall automatically convert (the “Conversion”) into shares of the Corporation’s common stock at the moment there are sufficient authorized and unissued shares of common stock to allow for the Conversion. The Class B Preferred Stock will convert in their entirety, simultaneously to equal the amount of shares of common stock resulting from the amount of series B Preferred Stock outstanding multiplied by sixty (60). The Conversion shares will be issued pro rata so that each holder of the Class B Preferred Stock will receive the appropriate number of shares of common stock equal to their percentage ownership of their Class B Preferred Stock. As of March 31, 2016 there are 1,791,667, shares of Class B Preferred stock outstanding.

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

There were no options granted during the three months ended March 31, 2016.

All options outstanding at March 31, 2016 are fully vested and exercisable. A summary of outstanding balances at March 31, 2016 and December 31, 2015 is as follows:

		Weighted-
	Weighted- Average	Average Remaining	Aggregate Intrinsic
Options	exercise price	contractual life	Value
1,650	$0.34	0.73	$0

Warrants:

A summary of warrant activity for the three months ended March 31, 2016 is shown in the table below:

Number of Warrant Shares Outstanding

Balance at December 31, 2015	88,014
Cashless exercise of warrants	(11,502)
Exercise price	$0.00004
Remaining Term	3.03 years
Balance at March 31, 2016	76,512

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

12. Related party transactions:

Management and director fees:

For the three months ended March 31, 2016 and March 31, 2015, the Company accrued expenses of $37,500 for Mr. Fong, the Company’s President and Chairman. Mr. Fong received $34,150 and $29,500 in cash payments for the three months ended March 31, 2016 and March 31, 2015, respectively. In November 2013, the Company issued a convertible promissory note to Mr. Fong in payment of $35,000 of accrued and unpaid fees. As of March 31, 2016, Mr. Fong is owed $25,500 for these services, included in accrued expenses on the balance sheet.

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

Notes payable:

As disclosed in Note 7, the Company has issued notes payable to various related parties. The balances of December 31, 2015 and March 31, 2016, and the activity for the three months ended March 31, 2016 follows:

Noteholder	Balance 12/31/15	Additions	Payments	Sold	Balance 3/31/16
MV Knight (3)	$8,900	$—	$—	$—	$8,900
HPI Partners (1)	395	—	—	—	395
Henry Fong (2)	3,000	—	—	—	3,000
HF Services (1)	300	4,300	1,700	—	2,900
SurgLine Int’l (1)	10,672	—	—	—	10,672
Total	$23,267	$4,300	$1,700	$—	$25,867

All of the notes are due on demand and have interest rates of 8% to 10% per annum.

(1)	Mr. Henry Fong, an officer and director of the Company, is also an officer, director or control person of these entities.
(2)	An officer or director of the Company.
(3)	Related to an officer and director of the company

13. Segment reporting:

During the three months ended March 31, 2016 and the year ended December 31, 2015, the Company operated in two reportable segments: Brawnstone and Nova.

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

For the three months ended March 31, 2016, segment results are as follows:

	Brawnstone	Nova	Corporate	Total
Net Revenues	$169,753	$5,333	$—	$175,086
Operating costs	$92,574	$5,449	—	$98,023
Selling, general, and administrative	$59,279	—	$78,492	$137,771
Other non-cash items:
Other expense	$4,979	—	$574,192	$579,171
Other income	—	—	$185,425	$185,425
Segment income or (loss)	$12,921	$(116)	$(467,259)	$(454,454)
Segment assets	$65,306	$35,403	$312,393	$413,102

14. Subsequent events:

From April 1, 2016, through June 28, 2016, the Company has issued 187,118,250 shares of common stock upon conversion of $7,485 of convertible promissory note principal.

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

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2015 and 2014. The financial statements presented for the three months ended March 31, 2016 and 2015 include FFFC and its subsidiaries.

In light of the foregoing, and the Company’s sale of substantially all of its assets in January 2006, the historical data presented below is not indicative of future results. You should read this information in conjunction with the audited consolidated financial statements of the Company, including the notes to those statements for the year ended December 31, 2015, filed with the SEC on May 24, 2016, and the following “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

The Company’s financial statements for the three months ended March 31, 2016 and 2015 have been prepared on a going concern basis, which contemplates the realization of its remaining assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred significant losses since its inception and has a working capital deficit of approximately $12,538,649 and an accumulated deficit of approximately $30,271,947 as of March 31, 2016. Moreover, it presently has minimal ongoing business operations or sources of revenue, and little available resources with which to obtain or develop new operations.

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

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2016, net cash used in operating activities was $43,579 compared to $119,461 for the three months ended March 31, 2015. Net loss was $454,454 and $368,056 for the three months ended March 31, 2016 and 2015, respectively.

Included in the net loss for the three months ended March 31, 2016 was $164,070 for the amortization of debt discounts and deferred financing costs related to convertible notes. The current period loss also included operating expenses of approximately $98,023, interest expense of $137,254 related to convertible promissory notes and convertible debenture, and derivative liability expense of $179,001 due to the change in fair value of derivative liabilities.

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

Net cash used in investing activities was zero for the three months ended March 31, 2016 and March 31, 2015.

Net cash provided by financing activities for the three months ended March 31, 2016 was $67,798 compared to $129,510 for the three months ended March 31, 2015. During the three months ended March 31, 2016, the Company received $15,000 from the issuance of convertible notes and $4,300 from the issuance of notes payable related parties. The Company repaid $73,102 of notes payable ($20,791 related parties) and paid $9,500 of deferred financing fees. During the three months ended March 31, 2015, the Company received $50,000 from the issuance of convertible notes and 112,800 from the issuance of notes payable related parties.

For the three months ended March 31, 2016, cash and cash equivalents increased by $24,219 compared to an increase of $10,049 for the three months ended March 31, 2015. Ending cash and cash equivalents at March 31, 2016 was $33,440 compared to $13,415 at March 31, 2015.

We have limited cash and cash equivalents on hand and need to raise funds to continue to be able to support our operating expenses and to meet our other obligations as they become due.

REVENUES

Total revenues for the three months ended March 31, 2016 were $175,086 compared to $207,975 for the three months ended March 31, 2015. Revenues in the three month periods ended March 31, 2016 and March 31, 2015 consist of Brawnstone sales revenue and of credit card income on Nova’s remaining portfolio.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2016, were $98,023 compared to $145,197 for the three months ended March 31, 2015. Expenses were primarily comprised of the Brawnstone subsidiary’s cost of sales as well as third party servicing fees of Nova’s remaining credit card portfolio.

SELLING GENERAL AND ADMINISTRATIVE EXPENSES

Corporate operating expenses for the three months ended March 31, 2016 were $227,470 compared to $227,470 for the three months ended March 31, 2015, respectively. The expenses were comprised of the following:

	Three months ended March 31,
	2016	2015
Accounting and legal	$10,000	$2,927
Stock compensation expense	—	—
Management and director fees	37,500	37,500
Consulting and other professional	14,230	27,434
Transfer agent and filing fees	1,348	3,980
Other	74,693	155,629
	$137,771	$227,470

Effective October 1, 2012, the Company has agreed to compensate Mr. Fong $5,000 each per month for services being provided. On June 1, 2014, the Company increased Mr. Fong’s monthly compensation to $12,500 (management and director fees). Included in three months ended March 31, 2016 were accounting and auditing fees of 10,000.

Consulting and other professional fees decreased for the three months period ended March 31, 2016 compared to the three months period ended March 31, 2015 due to a slowdown of activity related to financing activities generated by the corporate unit.

Consulting and other professional fees for the three months ended March 31, 2016 included $11,345 in outside consulting fees and $2,885 investor relations costs.

The March 31, 2015 expenses included $6,500 in consulting fees, $3,204 as part of a marketing agreement to increase the Company’s social media presence, $3,955 in investor relations costs and $13,775 in additional outside consulting fees.

The decrease in transfer agent and filing fees costs for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, were related to State of Nevada costs for increasing the authorized shares of common stock as well as transfer agent costs for the issuance of shares of common stock upon conversion of debentures.

General and other administrative costs for the three months ended March 31, 2016 were $137,771 compared to $227,470 for the three months ended March 31, 2015.

Included in the expenses for the three months ended March 31, 2016 were rent expense of $3,982, travel expense of $2,060, royalty fees of $15,000, office supplies of $3,310, and Brawnstone’s operating costs of $59,279.

Expenses for the three months ended March 31, 2015 include rent expense of $3,620, travel expense of $4,114, royalty fees of $15,000, office supplies of $2,718, and Brawnstone’s operating costs of $86,899 .

OTHER INCOME (EXPENSE)

Other expense, net for the three months ended March 31, 2016 was $393,746 compared to $203,364 for the three months ended March 31, 2015. The three months periods ended March 31, 2016 and March 31, 2015, included derivative liability expenses of $179,001 and $12,150, respectively. The March 31, 2016 expense amount is offset by a gain from the sale of a long-term asset totaling $185,425.

Interest expense for each of the periods is as follows:

	Three months ended March 31,
	2016	2015
Interest on face value	$228,627	$125,097
Amortization of note and OID discounts	158,091	60,859
Amortization deferred financing costs	5,979	5,358
Total	$392,697	$191,214

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

Our significant accounting policies are described in more detail in our 2015 Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2016, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

During the three months ended March 31, 2016, the Company issued 1,752,510,136 shares of common stock upon the conversion of $57,079 of debentures payable, $2,637 of accrued and unpaid interest and $11,502 of outstanding warrant shares. The shares were issued at approximately $0.00005 per share.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FastFunds Financial Corporation
(Registrant)

Date: June 29, 2016	By: /s/ Henry Fong
Henry Fong
Chief Executive Officer

